Form 10-Q
period 1996-04-30
FINANCIAL FEDERAL CORP
filed 1996-06-12
CIK 854711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q


	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


	For the Quarter Ended            April 30, 1996

	Commission file number   1-12006


	              FINANCIAL FEDERAL CORPORATION
	(Exact name of registrant as specified in its charter)

 Nevada                                      88-0244792
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification Number)

 400 Park Avenue, New York, NY                        10022
(Address of principal executive offices)            (Zip code)

(212) 888-3344
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X      No




9,960,422 Shares of Common Stock, $.50 par value, outstanding as of June
11, 1996

   Index to exhibits is located on page 15

FINANCIAL FEDERAL CORPORATION
and Subsidiaries

Quarterly Report on Form 10-Q
for the quarter ended April 30, 1996


INDEX



Part I                                         										   Page

Item 1	Financial Statements - FINANCIAL FEDERAL CORPORATION and Subsidiaries


		Consolidated Balance Sheet at April 30, 1996 (unaudited)
		  and July 31, 1995 (audited)                               3


		Consolidated Statement of Income and Retained Earnings
		 for the three months ended April 30, 1996 (unaudited)
		 and April 30, 1995 (unaudited)                             4


		Consolidated Statement of Income and Retained Earnings
		 for the nine months ended April 30, 1996 (unaudited)
		 and April 30, 1995 (unaudited)                             5


		Consolidated Statement of Cash Flows for the nine months
		 ended April 30, 1996 (unaudited) and April 30, 1995
		 (unaudited)                                                6-7

		Notes to Financial Statements                               8-9


Item 2	Management's Discussion and Analysis of Financial
           Condition and Results of Operations                10-13


Item 4	Submission of matters to a vote of Security Holders	   13


Part II

Item 2	Changes in Securities								                          14

Item 6	Exhibits and Reports on Form 8-K						                 14



FINANCIAL FEDERAL CORPORATION
    and Subsidiaries

Consolidated Balance Sheet
    (000's)

                                April 30, 1996
                                 (Unaudited)            July 31, 1995*
                              ------------------     ---------------------
Assets
 Cash                                   $2,396                    $3,090

 Finance receivables                   408,429                   345,694
  Less allowance for possible losses    (7,592)                   (6,395)
                              ------------------     ---------------------
 Finance receivables - net             400,837                   339,299
 Other assets                              910                       547
                              ------------------     ---------------------

  TOTAL ASSETS                        $404,143                  $342,936
                              ==================     =====================

Liabilities
 Senior Debt:
  Short-Term (includes amounts due
   to related parties of $6,816
   at 7/31/95)                              $0                   $99,270
  Long-Term (includes amounts
   due to related parties of
   $8,508 at 4/30/96)                  260,964                   150,000
  Institutional Term Notes payable      55,000                         0

 Accrued interest, taxes and
  other liabilities                      9,044                     7,347
 Senior subordinated note                    0                    15,000
 Subordinated debentures                 6,957                     6,957
 Deferred income taxes                   7,167                     6,287
                              ------------------     ---------------------
  TOTAL LIABILITIES                    339,132                   284,861
                              ------------------     ---------------------

Stockholders' Equity
 Common Stock                            4,119                     2,790
 Additional Paid-in Capital             32,700                    33,201
 Warrants                                   29                        29
 Retained Earnings                      28,163                    23,495
 Treasury Stock                              0                    (1,440)
                              ------------------     ---------------------
  TOTAL STOCKHOLDERS' EQUITY            65,011                    58,075
                              ------------------     ---------------------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY           $404,143                  $342,936
                              ==================     =====================


*Reproduced from balance sheet included in the 1995 Annual Report to Stockholders

The attached notes are made a part hereof


FINANCIAL FEDERAL CORPORATION
    and Subsidiaries

Consolidated Statement of Income and Retained Earnings
    (Unaudited)
    (000's except share and per share data)


                              Three Months Ended      Three Months Ended
                                April 30, 1996          April 30, 1995
                              ------------------    ----------------------
Finance income                          $10,905                    $9,055

Interest expense                          4,695                     4,284
                              ------------------    ----------------------
Finance income before provision
 for possible losses on
 finance receivables                      6,210                     4,771

Provision for possible losses on
 finance receivables                        400                       350
                              ------------------    ----------------------

Net finance income                        5,810                     4,421

Salaries and other expenses              (1,895)                   (1,473)
                              ------------------    ----------------------
Earnings before income taxes              3,915                     2,948

Provision for income taxes                1,476                     1,113
                              ------------------    ----------------------
NET EARNINGS                              2,439                     1,835

Beginning Retained Earnings              25,724                    19,743
                              ------------------    ----------------------

Ending Retained Earnings                $28,163                   $21,578
                              ==================    ======================

Primary Earnings Per Common Share
 and Common Share Equivalents             $0.27                     $0.20
                              ==================    ======================
Fully Diluted Earnings Per Common
 Share and Common Share
 Equivalents                              $0.27                     $0.20
                              ==================    ======================

Average Common Shares and
 Common Share Equivalents
  Outstanding:
    Primary                           9,153,099                 8,986,884
                              ==================    ======================

    Fully Diluted                     9,153,099                 8,986,884
                              ==================    ======================

The attached notes are made a part hereof


FINANCIAL FEDERAL CORPORATION
    and Subsidiaries

Consolidated Statement of Income and Retained Earnings
    (Unaudited)
    (000's except share and per share data)


                              Nine Months Ended       Nine Months Ended
                                April 30, 1996          April 30, 1995
                              ------------------    ----------------------

Finance income                          $31,821                   $25,130

Interest expense                         14,386                    11,554
                              ------------------    ----------------------
Finance income before provision
 for possible losses on finance
 receivables                             17,435                    13,576

Provision for possible losses on
 finance receivables                      1,220                     1,055
                              ------------------    ----------------------

Net finance income                       16,215                    12,521

Miscellaneous income                          0                       130

Salaries and other expenses              (5,171)                   (4,169)
                              ------------------    ----------------------
Earnings before income taxes             11,044                     8,482

Provision for income taxes                4,164                     3,190
                              ------------------    ----------------------
NET EARNINGS                              6,880                     5,292

Beginning Retained Earnings              23,495                    16,286

Retirement of Treasury Stock               (840)                        0
50% Stock Dividend                       (1,372)                        0
                              ------------------    ----------------------
Ending Retained Earnings                $28,163                   $21,578
                              ==================    ======================

Primary Earnings Per Common Share
 and Common Share Equivalents             $0.76                     $0.59
                              ==================    ======================
Fully Diluted Earnings Per Common
 Share and Common Share
 Equivalents                              $0.75                     $0.59
                              ==================    ======================

Average Common Shares and
 Common Share Equivalents
 Outstanding:
   Primary                            9,095,175                 8,951,472
                              ==================    ======================
   Fully Diluted                      9,136,854                 8,951,472
                              ==================    ======================


The attached notes are made a part hereof


FINANCIAL FEDERAL CORPORATION
    and Subsidiaries

Consolidated Statement of Cash Flows
     (Unaudited)
     (000's)


                              Nine Months Ended       Nine Months Ended
                                April 30, 1996          April 30, 1995
                              ------------------    ----------------------
Cash flows from operating activities:
  Net earnings                           $6,880                    $5,292

  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
    Depreciation and amortization           142                       108
    Gain on purchase of Subordinated
     Debentures                               0                      (130)
    Provision for possible losses on
     finance receivables                  1,220                     1,055
    Amortization of deferred
     acquisition costs                    2,520                     2,132
    Deferred income tax                     880                       225
    (Increase) Decrease in
     other assets                          (303)                        5
    Increase (Decrease) in accrued
     interest, taxes and other
     liabilities                          1,697                    (1,133)
                              ------------------    ----------------------


      Net cash provided by
       operating activities              13,036                     7,554
                              ------------------    ----------------------


Cash flows from investing activities:
 Finance receivables - originated      (246,739)                 (188,984)
 Finance receivables - collected        181,461                   138,333
 Payments for office
  furniture and equipment                  (202)                     (209)
                              ------------------    ----------------------

Net cash  (used in)
 investing  activities                  (65,480)                  (50,860)
                              ------------------    ----------------------


(continued...)
The attached notes are made a part hereof


(continued)
FINANCIAL FEDERAL CORPORATION
     and Subsidiaries

Consolidated Statement of Cash Flows
     (Unaudited)
     (000's)

                              Nine Months Ended       Nine Months Ended
                                April 30, 1996          April 30, 1995
                              ------------------    ----------------------
Cash flows from financing activities:
 Commercial Paper:
  Proceeds                               87,538                   109,337
  Repayments                            (85,269)                 (113,982)
 Short-term notes
  payable - bank(net)                    64,425                   (10,990)
 Term loans payable - bank              (55,000)                   58,000
 Proceeds from exercise of
  stock options                              56                       305
 Proceeds from issuance of
  Institutional Term Notes Payable       55,000                         0
 Repayment of Senior
  Subordinated Note                     (15,000)                        0
 Purchase of Subordinated
  Debentures                                  0                      (595)
 Tax benefit relating to
  stock options                               0                        37
                              ------------------    ----------------------
   Net cash provided by
    financing activities                 51,750                    42,112
                              ------------------    ----------------------


NET (DECREASE) IN CASH                     (694)                   (1,194)
                              ------------------    ----------------------

Beginning Cash                            3,090                     2,805
                              ------------------    ----------------------

Ending Cash                              $2,396                    $1,611
                              ==================    ======================




Supplemental Disclosures of
 Cash Flow Information:
  Interest Paid                         $14,653                   $11,746
                              ==================    ======================
  Taxes Paid                             $2,481                    $3,040
                              ==================    ======================



The attached notes are made a part hereof

	FINANCIAL FEDERAL CORPORATION
	AND SUBSIDIARIES
	NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
In the opinion of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as at April 30, 1996, and the results of operations for the three and nine month periods ended April 30, 1996 and 1995 and the cash flows for the nine month periods ended April 30, 1996 and 1995.

It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and footnote disclosures of Financial Federal Corporation and Subsidiaries for the fiscal year ended July 31, 1995 included in the Company's July 31, 1995 Annual Report on Form 10-K.

The consolidated results of operations for the three and nine month periods ended April 30, 1996 and 1995 are not necessarily indicative of the results for the respective full years.


NOTE 2 - PUBLIC OFFERING OF COMMON STOCK
On May 10, 1996, the Company completed a public offering of 1,700,000 shares of its common stock at $16.625 per share. The estimated net proceeds to the Company were approximately $26.2 million. Proceeds of the offering were used to repay bank debt.


NOTE 3 - INSTITUTIONAL TERM NOTES PAYABLE
On April 15, 1996, the Company borrowed $55.0 million principle amount unsecured Senior Long-Term Notes from a group of insurance companies for a term of 5.5 years. Interest is payable semi-annually, in arrears, at a fixed rate of 6.76%. Proceeds of these notes were used to repay bank debt.


NOTE 4 - STOCKHOLDERS' EQUITY
On December 20, 1995, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend distributed on January 30, 1996 to shareholders of record on January 8, 1996. All applicable share and per share data have been restated to reflect the stock split.

During December of 1995, the Company retired all 96,000 common shares held in treasury. The retirement of the treasury stock resulted in a decrease in common stock, additional paid-in capital, and retained earnings of $48,000, $552,000 and $840,000, respectively.

NOTE 5 - EARNINGS PER COMMON SHARE
Earnings per common share are computed based on the weighted average number of common shares and common share equivalents (options and warrants) assumed outstanding during each period, as adjusted (see Note
4). Proceeds from exercise of such options and warrants have been assumed to be used to purchase treasury stock.


NOTE 6 - LONG-TERM DEBT
At April 30, 1996, the Company had arrangements to borrow, at its option, up to $270.0 million from various institutions on a long-term basis under which $137.0 million was outstanding at such date. The Company is utilizing short-term bank facilities and commercial paper in lieu of borrowings under the unused portions of these arrangements; therefore, in addition to the $137.0 million outstanding under such long-term commitments, $110.0 million in short-term bank borrowings and $14.0 million in commercial paper have been included in long-term senior debt, and short-term senior debt has been reduced by the same amounts.


NOTE 7 - RECENT PRONOUNCEMENTS
The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 114 ("Accounting by Creditors for Impairment of a Loan") and No. 118 ("Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures") in the first quarter of fiscal 1996.
These standards require that impaired loans be measured based on the present value of expected cash flows, discounted at the loan's effective interest rate or, the loan's observable market price or, the fair value of the collateral if the loan is collateral dependent, as well as certain related disclosures. The adoption of these statements did not have a material effect on the consolidated financial statements of the Company.

PART I

Item 2

	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL

	CONDITION AND RESULTS OF OPERATIONS



	RESULTS OF OPERATIONS

Comparison of Nine Months Ended April 30, 1996 to Nine Months Ended April 30, 1995.

	Finance income increased 27% to $31.8 million in the first nine months of fiscal 1996 from $25.1 million in the first nine months of fiscal 1995. The increase was primarily the result of an increase of approximately $77 million in the amount of average net finance receivables (before allowance for loan loss) outstanding from the first nine months of fiscal 1995 ($295 million) to the first nine months of fiscal 1996 ($372 million). Partially offsetting the increase in average net finance receivables outstanding was a slight decrease in average market interest rates from the first nine months of fiscal 1995 to the first nine months of fiscal 1996.

	Total expenses, which consist of interest expense, provision for possible losses on finance receivables, and salaries and other expenses, increased 24% to $20.8 million in the first nine months of fiscal 1996 from $16.8 million in the first nine months of fiscal 1995. This increase was mostly due to an increase in the Company's interest expense of $2.8 million from the first nine months of fiscal 1995 ($11.6 million) to the first nine months of fiscal 1996 ($14.4 million). During September 1995, at maturity, the Company repaid its $15.0 million senior subordinated note. Interest was payable monthly in arrears at a rate of 12.27%. The Company replaced this source of funding with short-term and long-term bank credit facilities, commercial paper and cash flows from operations. Interest expense for the nine months ended April 30, 1996 would have been approximately 27% higher if the senior subordinated note had been outstanding for the full nine month period ending April 30, 1996. The increase in interest expense was due to an increase in average borrowed funds from $224.7 million in the first nine months of fiscal 1995 to $281.5 million in the first nine months of fiscal 1996. Additionally, average money market interest rates paid by the Company increased slightly from the first nine months of fiscal 1995 to the first nine months of fiscal 1996. Of the increase in total interest expense, approximately 54% is attributable to the increase in average borrowings and 46% to the increase in market interest rates. Salaries and other expenses increased by $1.0 million from the first nine months of fiscal 1995 to the first nine months of fiscal 1996. The increase was primarily the result of additional personnel added from the prior period, as well as salary increases.

PART I
Item 2

	The provision for possible losses on finance receivables increased by 16% to $1.2 million for the first nine months of fiscal 1996 from $1.1 million for the first nine months of fiscal 1995. The allowance for possible losses was $7.6 million, or 1.9% of net finance receivables before such allowance, at April 30, 1996, substantially equal to the allowance as a percentage of net finance receivables before such allowance at April 30, 1995. Management continually evaluates the allowance for possible losses in light of past and current economic, industry, and geographic business conditions and loss experience.

	During the first quarter of fiscal 1995, the Company purchased, from a holder of its subordinated debentures, debentures in the face amount of $725,000 for $595,000, resulting in miscellaneous income of $130,000.

	As a result of the above, earnings before income taxes increased $2.6 million (30%) during the first nine months of fiscal 1996 ($11.0 million) from the first nine months of fiscal 1995 ($8.5 million).

	Net earnings increased $1.6 million (30%) from the first nine months of fiscal 1995 ($5.3 million) to the first nine months of fiscal 1996 ($6.9 million).


Comparison of Three Months Ended April 30, 1996 to Three Months Ended April 30, 1995

	Finance income increased 20% to $10.9 million in the third quarter of fiscal 1996 from $9.1 million in the third quarter of fiscal 1995. The increase was primarily the result of an increase in the amount of average net finance receivables (before allowance for loan loss) outstanding from the third quarter of fiscal 1995 ($312 million) to the third quarter of fiscal 1996 ($391 million). Partially offsetting the increase in average net finance receivables outstanding was a decrease in average market interest rates from the third quarter of fiscal 1995 to the third quarter of fiscal 1996.

	Total expenses, which consist of interest expense, provision for possible losses on finance receivables, and salaries and other expenses increased by 14% to $7.0 million in the three months ended April 30, 1996 from $6.1 million in the three months ended April 30, 1995. This increase was mostly due to an increase in the Company's interest expense of $412,000 from the three months ended April 30, 1995 ($4.3 million) to the three months ended April 30, 1996 ($4.7 million). The increase in interest expense was due to an increase in average borrowed funds from $235.1 million in the third quarter of fiscal 1995 to $303.2 million in the third quarter of fiscal 1996. Partially offsetting the increase in interest expense was the Company repaying its $15.0 million Senior Subordinated Note during September of 1995. Interest was payable monthly, in arrears, at a rate of 12.27%. The Company replaced this source of funding with short-term and long-term bank credit facilities, commercial paper and cash flows from operations. Additionally, average money market interest rates paid by the Company decreased from the third quarter of fiscal 1995 to the third quarter of fiscal 1996. Salaries and other expenses increased by $422,000 from the third quarter of fiscal 1995 to the third quarter of fiscal 1996;

PART I
Item 2

this increase was primarily the result of additional personnel added in the third quarter of fiscal 1996, as well as salary increases.

	As a result of the above, earnings before income taxes increased $967,000 (33%) during the third quarter of fiscal 1996 ($3.9 million) from the third quarter of fiscal 1995 ($2.9 million).

	Net earnings increased $604,000 (33%) from the third quarter of fiscal 1995 ($1.8 million) to the third quarter of fiscal 1996 ($2.4 million).



	LIQUIDITY AND CAPITAL RESOURCES

	The Company endeavors to maximize its liquidity by diversifying its sources of funds, which include: (i) cash flows from operations; (ii) the issuance of commercial paper; (iii) the issuance of unsecured debt; (iv) borrowings from short-term and long term credit facilities with banks; and
(v) the issuance of additional equity.

	At April 30, 1996, the Company had committed unsecured short-term lines of credit aggregating $137.5 million available through financial institutions under which $100.0 million was outstanding; commercial paper outstanding at this date totaled $14.0 million. At April 30, 1996, the Company had committed unsecured long-term revolving credit facilities available in the amount of $270.0 million under which $137.0 million was outstanding at such date. The Company is utilizing short-term facilities and commercial paper in lieu of borrowing additional amounts under these arrangements; therefore, in addition to the $137.0 million outstanding under such long-term commitments, $110.0 million in short-term bank borrowings, and $14.0 million in commercial paper have been included in long-term senior debt, and short-term senior debt has been reduced by the same amounts. The Company issues commercial paper with maturities of up to 270 days. During February 1996, the Company's major operating subsidiary, Financial Federal Credit Inc., received an investment grade rating of "D-2" on its commercial paper from Duff & Phelps Credit Rating Co. Financial Federal Credit Inc. also has an investment grade rating of "F-2" from Fitch Investors Service, Inc. Additionally, the commercial paper of Financial Federal Corporation (the Parent) is rated "D-2" by Duff & Phelps. In April 1996, the Company engaged a dealer to place its commercial paper with institutional investors. Increases in commercial paper are generally offset by decreases in bank borrowings, and vice versa; there is generally no seasonal influence.

	On September 1, 1995, the Company repaid the $15.0 million Senior Subordinated Note using bank borrowings. Interest was payable monthly, in arrears, at a rate of 12.27%.

	During April 1996, the Company borrowed $55.0 million of Senior Notes from a group of insurance companies. The notes are due September 1, 2001.
 Interest is payable semi-annually, in arrears, at a fixed rate of 6.76%. Proceeds of these notes were used to repay bank debt.

PART I
Item 2


	On May 10, 1996 the Company completed a public offering of 1,700,000 shares of its common stock at $16.625 per share. The estimated net proceeds to the Company were approximately $26.2 million. The Company's equity at April 30, 1996 would have been approximately $91,211,000 if the above transaction had been completed at April 30, 1996. Proceeds from the offering were used to repay bank debt.




PART I
Item 4
	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of security holders during the quarter ended April 30, 1996.

PART II


Item 2	CHANGES IN SECURITIES

			The payment of cash dividends and the making of other distributions to the Company by Financial Federal Credit Inc., its major operating subsidiary ("Credit"), is restricted under the terms of various instruments and agreements relating to Credit's unsecured committed credit facilities and other indebtedness which could, in turn, limit the amount of cash dividends, if any, paid by the Company on its common stock. Under the Institutional Term Notes, which contain the most restrictive dividend payment provisions, $4.7 million would have been available for the payment of dividends from Credit to the Financial Federal Corporation as of April
30, 1996. Therefore, on such date, approximately $12.7 million would have been available for the payment of dividends to stockholders of the Company.


Item 6	EXHIBITS AND REPORTS ON FORM 8-K

		(a) Exhibits:
		11 - Computation of earnings per share

		(b) Reports on Form 8-K

		The Company did not file any Reports on Form 8-K during the quarter ended April 30, 1996.


	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							FINANCIAL FEDERAL CORPORATION
									(Registrant)


						By:	/s/ Clarence Y. Palitz, Jr.
							President and Chief
							 Executive Officer



							/s/ Michael C. Palitz
							Treasurer and Chief
							 Financial Officer


June 11, 1996
  (Date)

Index to Exhibits



Exhibit No.		Exhibits						Page Location



    11.01			Computation of Earnings
				 Per Share						  16


EXHIBIT 11.01

FINANCIAL FEDERAL CORPORATION and Subsidiaries
SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE



                           Nine Months ended April 30,  Three Months ended April 30
    Primary                      1996        1995         1996        1995
- - ----------------------        ----------- -----------  ----------- -----------
Net earnings for primary
 per share amounts
                                $6,880,000  $5,292,000   $2,439,000  $1,835,000
                               =========== ===========  =========== ===========

Weighted average number of
 common shares outstanding
                                 8,235,342   8,190,564    8,235,342   8,208,882
Add-common equivalent shares
 (using the "treasury
 stock" method) representing
 shares issuable upon exercise
 of options and warrants
                                   859,833     760,908      917,757     778,002
                               ----------- -----------  ----------- -----------
Weighted average number of shares
 used in calculation of primary
 net earnings per common share
                                 9,095,175   8,951,472    9,153,099   8,986,884
                               =========== ===========  =========== ===========
Primary net earnings per
 common share
                                     $0.76       $0.59        $0.27       $0.20
                               =========== ===========  =========== ===========

    Fully Diluted
- - ----------------------
Net earnings for fully diluted
 per share amounts
                                $6,880,000  $5,292,000   $2,439,000  $1,835,000
                               =========== ===========  =========== ===========
Weighted average number of shares
 used in calculation of fully
 diluted net earnings per
 common share
                                 9,136,854   8,951,472    9,153,099   8,986,884
                               =========== ===========  =========== ===========
Fully diluted net earnings per
 common share
                                     $0.75       $0.59        $0.27       $0.20
                               =========== ===========  =========== ===========
