Form 10-Q/A
period 1996-04-30
FINANCIAL FEDERAL CORP
filed 1996-07-30
CIK 854711

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET OF FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES AS AT APRIL 30, 1996 AND THE RELATED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS FOR THE NINE MONTHS THEN ENDED AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[MULTIPLIER] 1000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          JUL-31-1996
[PERIOD-END]                               APR-30-1996
[CASH]                                            2396
[SECURITIES]                                         0
[RECEIVABLES]                                   408429
[ALLOWANCES]                                      7592
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0<F1>
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                  404143
[CURRENT-LIABILITIES]                                0<F1>
[BONDS]                                         322921
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          4119
[OTHER-SE]                                       60892
[TOTAL-LIABILITY-AND-EQUITY]                    404143
[SALES]                                              0
[TOTAL-REVENUES]                                 31821
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                  1220
[INTEREST-EXPENSE]                               14386
[INCOME-PRETAX]                                  11044
[INCOME-TAX]                                      4164
[INCOME-CONTINUING]                               6880
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      6880
[EPS-PRIMARY]                                      .76
[EPS-DILUTED]                                      .75

<F1>THE FINANCIAL STATEMENTS INCLUDE AN UNCLASSIFIED BALANCE SHEET.