Form 10-K
period 1996-07-31
FINANCIAL FEDERAL CORP
filed 1996-10-28
CIK 854711

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549-1004
 ---------------
 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended July 31, 1996

 Commission file number 1-12006

 FINANCIAL FEDERAL CORPORATION
 (Exact name of Registrant as specified in its charter)

  NEVADA                              88-0244792
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

  400 Park Avenue
  New York, New York                           10022
 (Address of principal executive offices)    (Zip Code)

 Registrant's telephone number, including area code: (212) 888-3344

 Securities registered pursuant to Section 12(b) of the Act:

 Title of each class: Common Stock, $.50 par value

 Name of exchange on which registered: American Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on October 21, 1996 was $86,439,053.00. The aggregate market value was computed by reference to the closing price of the Common Stock on the American Stock Exchange on the prior day (which was $14.50 per share). For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non-affiliates was computed as 5,961,314 shares.

The number of shares of the Registrant's Common Stock outstanding as of October 21, 1996 was 9,890,246 shares.

 DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held December 10, 1996, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to
Part III of this report. In addition, page 1 and pages 6 through 20 of Financial Federal Corporation's 1996 Annual Report to Stockholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II.

PART I
Item 1.  BUSINESS

 The Company, founded in 1989, is an independent financial services company engaged in financing industrial, commercial and professional equipment through installment sales and leasing programs for manufacturers, dealers and users of such equipment. The Company also makes capital loans to its customers, primarily secured by the same types of equipment. The Company provides its services primarily to middle-market businesses located throughout the nation and engaged in diverse industries, such as general construction, road and infrastructure construction and repair, manufacturing, trucking, and waste disposal, the majority of which businesses have annual sales of up to $20 million. The Company finances a wide range of income-producing and labor-saving equipment such as cranes, earth-movers, machine tools, personnel lifts, trailers and trucks. In substantially all cases, the Company's finance receivables are secured by a first lien on such equipment collateral. The Company generates profits to the extent that its finance income exceeds its interest, administrative and other operating expenses and provision for possible losses.

Equipment Financed
 The Company finances and leases equipment of major manufacturers. Generally, the equipment financed by the Company is movable, has an economic life which is longer than the term of the financing provided by the Company, is not subject to rapid technological obsolescence, has applications in a number of different industries and has a relatively broad resale market.

 A majority of the equipment and machinery pledged as collateral to the Company by its obligors is used late model equipment, which is generally, at the time financed, less than five years old, except for cranes and certain other items of equipment which have economic lives in excess of 15 years. Management believes this type of collateral is less subject to rapid depreciation as compared to new equipment, and, therefore, is more stable for the purposes of determining resale values.

 Sample types of equipment that the Company finances include air compressors, bulldozers, compactors, crawler cranes, earth-movers, excavators, generators, hydraulic truck cranes, loaders, machine tools, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Most of the equipment the Company finances is used in more than one industry.

Business Strategy
 The Company's business strategy is to increase profitably the size of its portfolio of finance receivables and its share of the equipment finance and leasing market in the United States. The principal aspects of the Company's business strategy are summarized below.

 Commitment to Customer Service. The Company focuses on providing prompt, responsive and customized service to its customers and business prospects. The Company's senior management has, on average, in excess of 15 years of specialized expertise in the industries they serve, which generally enables them to understand and thus be responsive to customers. The Company's customer services include making prompt credit decisions, arranging financing structures which meet customers' needs and the Company's underwriting criteria, providing direct contact between customers and Company executives with decision making authority, and providing timely and knowledgeable responses to customer inquiries.

 Maintenance of Underwriting Standards. The Company has developed and implemented credit underwriting policies and guidelines that are designed to achieve attractive yields while minimizing delinquencies and losses. Unlike many of its competitors, the Company does not use credit scoring models but instead relies upon the experience of its credit officers to analyze the creditworthiness of the obligors and collateral values and accordingly structure transactions which provide an appropriate risk adjusted return to the Company. Each credit submission, regardless of size, requires the approval of at least two credit officers.

 Focus on Specific Collateral. Virtually all finance receivables originated or acquired are secured by a first lien on the pledged collateral. The Company focuses on financing income producing equipment that is movable, has an economic life which is longer than the term of the financing, is not subject to rapid technological obsolescence, has applications in a number of different industries and has a relatively broad resale market. A majority of the collateral pledged to the Company by obligors and lessees is used late model equipment. Management believes this type of collateral is less subject to rapid depreciation as compared to new equipment, and, therefore, is more stable for the purposes of determining resale values.

 Expansion. All of the Companys offices are located in the United States. Thirty-eight (38) full-time new business marketing representatives directly report to such offices. The obligors represented in the Company's portfolio of finance receivables are located in all fifty states. The Company believes that its share of the U.S. market for equipment finance and leasing receivables is less than one percent (1%); therefore, management believes there is substantial opportunity for growth. The Company intends to achieve such growth by employing additional marketing personnel and opening new full service offices from time to time.

 Personnel Policy. The Company recognizes that, in order to continue to compete profitably, it must offer to its business prospects and customers a high level of service, which the Company believes it can accomplish by attracting and retaining the services of a team of dedicated and talented managerial, marketing and administrative personnel. The present strategy used by the Company to attract and retain such personnel is to offer competitive salary arrangements, an equity interest in the Company through participation in the Stock Option Plan, and enhanced career opportunities. Approximately 74% of the Company's directors, officers and employees who had been employed by the Company for at least one year as of July 31, 1996, are presently participants in the Stock Option Plan and/or own stock in the Company. The Company attempts, whenever possible, to promote personnel from within.

 Improved Borrowing Spread and Diversified Funding Sources. The Company continually seeks to improve its borrowing spread (which is the spread the Company pays to its funding sources over the applicable borrowing indices) and diversify its funding sources. The Company seeks to further lengthen the maturities of its committed unsecured credit facilities to more closely match the average maturity of its finance receivables portfolio. As the Company's capital base increases, the Company should be better positioned to arrange for improved terms under its present and future committed unsecured credit facilities. Such reduction in the Company's funding costs, if achieved, should permit the Company to increase its receivables portfolio by enabling the Company to offer more competitive rates, develop additional vendor relationships and expand its customer base. Moreover, diversification in funding sources should provide the Company with greater flexibility to address possible future adverse market conditions.

Marketing Strategy
 The Company markets its services through marketing personnel based in 23 domestic locations, and originates finance receivables through its relationships with dealers and, to a lesser extent, manufacturers (sometimes collectively called "vendors"). The Company also directly markets its finance and leasing services to users for the acquisition or use of equipment and for capital loans. The Company emphasizes credit/collateral quality in all of its originations. All of the Company's marketing personnel are salaried rather than commission-based and the majority of such personnel participate in the Stock Option Plan. Thus, the Company expects that its marketing personnel should have a close community of interest with the Company and its stockholders.

 The Company's marketing activities are relationship and service oriented. The Company has a team of dedicated and seasoned marketing and managerial personnel, with average industry experience of more than 15 years, who solicit new business from the vendors and users of equipment. Management believes that the experience, knowledge and relationships of its executives and managers and marketing personnel, related to its customer and prospect base, equipment values, resale markets, and local economic and industry conditions, enable the Company to effectively compete on the basis of prompt, responsive and customized service. The Company's customer services include making prompt credit decisions, arranging financing structures responsive to customer needs, providing direct contact between customers and Company executives and managers with decision-making authority and providing prompt and knowledgeable responses to inquiries and to temporary business problems which customers may encounter in the ordinary course of their business.

 The Company obtains business in several ways. Dealers and, to a lesser extent, manufacturers of equipment may refer their customers (users of equipment) to the Company, or such customers may directly approach the Company to finance equipment purchases. The Company also purchases installment sales contracts, leases and personal property security agreements from vendors who extend credit to purchasers of their equipment. The Company also makes direct loans to equipment users collateralized by equipment pursuant to personal property security agreements. In addition, the Company purchases equipment from vendors and, simultaneously, leases it to users, generally under non-cancelable leases.

 The vendors with whom the Company seeks to establish these relationships tend to be mid-sized, since the larger vendors typically generate a volume of business which is greater than the Company can presently service with its existing financial resources. The Company is not obligated to purchase any finance receivables from vendors nor are vendors obligated to sell any finance receivables to the Company. Most of the vendors with whom the Company has relationships also sell finance receivables to other financial institutions. The Company presently does business with more than 100 vendors and is not dependent on any single vendor. In all vendor generated business, the Company independently approves the credit of the prospective obligor or lessee.

 In order to expand its customer base and broaden its marketing coverage to other geographic areas, the Company from time to time has purchased portfolios of finance receivables from financial institutions, vendors and others generally in the range of $1.0 million to $5.0 million. These portfolios have included finance receivables secured by a broader range of equipment than that typically financed by the Company.

Originating, Structuring and Underwriting of Finance Receivables
 The Company originates financings typically ranging in amount from $30,000 to $1.0 million per transaction. During 1996, the average finance receivable originated by the Company was approximately $140,000. The Company typically does not provide financings of less than $30,000, except in limited circumstances.

 The Company attempts to structure financings to meet the financial needs of its customers. Structuring includes determination of: whether the financing will be an installment sale, lease or secured loan; term and payment schedule; whether the financing provided will be funded immediately or held available (possibly subject to conditions) for future use; finance or interest rate and other fees and charges; the primary collateral, and additional equipment collateral, if any, to be pledged, and the necessity of additional credit support which may include, among other things, accounts receivable, inventory, real property, certificates of deposit and/or commercial paper, payment guarantees and full or partial recourse to the selling vendor, if any.

 A portion of the Company's business is the making of capital loans secured by equipment. Customers seek such capital loans for numerous reasons, including consolidation of obligations, working capital, reduction of monthly debt service costs, enhancement of bonding capacity (generally in the case of road contractors), and acquisition of additional equipment or other assets. The Company may obtain, as additional collateral, a lien on the customer's accounts receivable, inventory and real property. Such capital loans are generally four to five years in term, and the documentation in connection therewith generally contains prepayment premium provisions.

  When a vendor seeks to sell a finance receivable to the Company or a user seeks to obtain financing from the Company, an application for credit (including cash flow and background information) is submitted to the Company with respect to the obligor and any guarantors thereof along with a description of collateral to be pledged or leased and its present or proposed use. The Company's personnel analyze the credit application, investigate the credit of the obligor and any guarantors thereof, and evaluate the primary collateral to be pledged. The extent of such analysis depends upon, among other things, the dollar amount of the proposed transaction, the obligor's and any guarantors' financial strength, financial trade and industry references, and the obligor's payment history. The Company may also obtain reports from independent credit reporting agencies and conduct lien, litigation and tax searches. Unlike many of its competitors, the Company does not use credit scoring models. The creditworthiness of obligors and guarantors is evaluated on a case-by-case basis by the Company's credit personnel and management. The primary pledged collateral and any additional collateral are evaluated as to present and possible future resale value. If the Company approves the credit application on terms acceptable to the vendor and/or the obligor, and provided the intended purchaser/lessee acquires the equipment, then the Company either purchases an installment sales contract or lease from the vendor or enters into a direct finance or lease transaction with the obligor, the proceeds of which are remitted when applicable to the vendor. Funding occurs upon the receipt by the Company of all required documentation in form and substance satisfactory to the Company and its legal department. Under the Company's documentation, the obligor/lessee is responsible for all sales, use and property taxes.

 The Company maintains an operating environment which permits flexibility to its managers in structuring financing transactions subject to the Company's credit policies and procedures manual. The Company has established credit policies and procedures which are periodically reviewed and updated, which set forth detailed guidelines for credit review and approval, including maximum credit concentrations with any one obligor which are based on the Company's capital resources and other considerations. Each credit submission, regardless of size, requires the approval of at least two credit officers. The Company's credit policy provides three designations of credit officer authority levels. A credit officer's authority level is based, among other things, on his/her credit experience, managerial position and tenure with the Company. The dollar amount that a credit officer can approve for a particular transaction is based upon the credit officer's authority level, collateral coverage relative to the Company's potential lending exposure, and the extent of recourse, if any, the Company may have to financially responsible vendors. Credit officers only have authority to approve credits up to their prescribed maximum level, and only then if certain criteria have been met. Notwithstanding the foregoing, any single obligor concentration in excess of $1.5 million requires the approval of two senior credit officers, and in excess of $3.0 million, three senior credit officers.

 In addition to the obligor's/lessee's obligation to pay, on occasion vendors provide the Company with full or partial recourse which, among other things, obligates the vendor to pay the Company upon an obligor's default or a breach of warranty with respect to the assignment of the finance receivable to the Company by the vendor.
In a small percent of cases when the Company originates or acquires a finance receivable, it may withhold an agreed upon amount from the vendor/obligor or lessee as security or obtain cash collateral from an obligated party as security (sometimes called a "dealer reserve"). The Company retains most of these dealer reserves until the Company is required (pursuant to the applicable agreement), or deems it appropriate, to release same. In most cases, the Company has the right to charge the applicable dealer reserve for any delinquent payments due on any finance receivable acquired from or originated through that vendor or obligor.

 In purchasing a portfolio of finance receivables, the Company reviews and analyzes the terms of the finance receivables to be purchased, the credit of the related obligors, the documentation relating to such finance receivables and the value of the related pledged collateral, the payment history of the obligors/lessees and the implicit yield to be earned by the Company.

Collection and Servicing
 The Company collects and services all of its finance receivables. Customer payments are remitted to, and processed in, the Houston office. Collection efforts in connection with delinquent accounts, however, are handled by the collection personnel and managers in the various branch offices in conjunction with senior management and, if necessary, the Company's legal department. All past due accounts are reviewed by senior management at least monthly, and all accounts which are past due more than 60 days are continually reviewed by the Company's in-house legal staff. The decision to repossess collateral is made by the Company's senior management in conjunction with its legal staff. The Company determines, on a case-by-case basis, whether or not to use an outside source to repossess an item of collateral. The sale or other disposition of repossessed collateral is determined by the Company's senior management and legal staff in accordance with applicable law.

Competition
 The Company's business is highly competitive. The Company competes with banks, manufacturer-owned and independent finance and leasing companies, as well as other financial institutions. Some of those competitors may be better positioned than the Company to market their services and financing programs to vendors and users of equip-ment because of their ability to offer additional services and products, and more favorable rates and terms. Many of these competitors have longer operating histories and possess greater financial and other resources than the Company. In addition, some of these competitors have sources of funds available at a lower cost than those available to the Company, thereby enabling them to provide financing at rates lower than the Company may be willing to provide.
 The Company typically does not compete primarily on the basis of rate. The Company competes by emphasizing a high level of equipment and financial expertise, customer service, flexibility in structuring financing transactions and significant management involvement in customer relationships.

 Although there is no comprehensive data that quantifies the size of the domestic market for equipment financing and leasing, the Company believes that annual sales of the principal types of new and used equipment it finances or leases is in excess of $50 billion and its share of this market is less than 1%.

Employees
 At July 31, 1996, the Company had 124 employees. All of the Company's employees and officers are salaried. The Company provides its employees with group health and life insurance benefits and a qualified 401(k) plan. The Company does not match employee contributions to the 401(k) plan. The Company does not have any collective bargaining, employment, pension, incentive compensation arrangements or non-solicitation agreements with any of its employees other than its stock option plan (which contains a non-solicitation provision) and deferred compensation agreements. Employees who have participated in the Company's stock option plan have, among other things, agreed not to solicit customers of the Company for 90 days following termination of their employment. The Company considers its relations with its employees to be satisfactory.

Regulation
 The Company's commercial finance activities are generally not subject to regulation, except that certain states may regulate motor vehicle transactions, impose licensing requirements, and/or restrict the amount of interest or finance rates and other amounts that the Company may charge its customers. Failure to comply with such regulations can result in loss of principal and interest or finance charges, penalties and imposition of restrictions on future business activities.

Executive Officers

 Clarence Y. Palitz, Jr., 65, has served as Chairman of the Board of the Company since July 1996 and as Chief Executive Officer and President of the Company since its inception in 1989. From 1963 to 1988, Mr. Palitz served as President and a Director of Commercial
Alliance Corporation ("CAC"), which he founded with his brother, Bernard G. Palitz, in 1963. Since October 1988, he has been a director of City and Suburban Financial Corp., a privately owned savings and loan holding company located in Westchester County, New York.

 Michael C. Palitz, 38, has served as Executive Vice President of the Company since July 1995, as Senior Vice President of the Company from February 1992 to July 1995 and as a Vice President of the Company from its inception in 1989 to February 1992. He has also served as Chief Financial Officer, Treasurer and Assistant Secretary of the Company since its inception in 1989. From 1985 to 1989, Mr. Palitz was an Assistant Vice President of Bankers Trust Company and, from 1980 to 1983, he was an Assistant Secretary of Chemical Bank.

 Paul Sinsheimer, 49, has served as Executive Vice President and a Director of the Company since its inception in 1989. From 1970 to 1989, Mr. Sinsheimer was employed by CAC, where he served successively as Credit Manager, Collections Manager, Operations Manager, Houston Branch Manager, Division Manager and, from 1988, Executive Vice President.

 William M. Gallagher, 47, has served as Senior Vice President of the Company since 1990 and served as a Vice President of the Company from its inception in 1989 to 1990. From 1973 to 1989, Mr. Gallagher was employed by CAC, where he served successively as Collections Manager, Accounting Manager, Operations Manager of the Chicago and Houston regions and, from 1988, Vice President and Houston Branch Manager.

 Troy H. Geisser, 34, has served as Senior Vice President and Secretary of the Company since February 1996. From 1990 to 1996, Mr. Geisser held several positions, including Vice President and Branch Manager. From 1986 to 1990, Mr. Geisser held several positions including Division Counsel for the Northern Division of Orix Credit Alliance, Inc. (the successor to CAC).

 Richard W. Radom, 48, has served as Senior Vice President of the
Company since 1990 and served as a Vice President of the Company from 1989 to 1990. From 1973 to 1989, Mr. Radom was employed by CAC, where he served, from 1986, as Senior Vice President.

Item 2.  PROPERTIES

 The Company's executive offices are located at 400 Park Avenue, New York, New York and consist of approximately 6,400 rentable square feet of space. As of July 31, 1996, the Company has full service offices (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Westmont, Illinois; Teaneck, New Jersey; Hilton Head, South Carolina; and Charlotte, North Carolina, which generally consist of between approximately 2,000 and 4,500 square feet of space (except for the Houston office, the operating headquarters, which consists of approximately 12,500 square feet) and are occupied pursuant to leases which expire on various dates through 2004. Management believes that the Company's existing facilities are suitable and adequate for their present and proposed uses and that suitable and adequate facilities will be available on reasonable terms for any additional offices which the Company may open.

Item 3.  LEGAL PROCEEDINGS

 There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1996.


 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

 The Common Stock of the Company is listed on the American Stock
Exchange under the symbol "FIF." The table below sets forth the high and low reported closing sales prices of the Common Stock as reported by the American Stock Exchange during the periods indicated, adjusted for the January 1996 stock split.
                                            Price Range
                                           Low      High
Fiscal year 1996
First Quarter ended October 31, 1995     $11.75     $14.59
Second Quarter ended January 31, 1996    $13.92     $16.50
Third Quarter ended April 30, 1996       $15.13     $16.88
Fourth Quarter ended July 31, 1996       $12.63     $17.13

Fiscal year 1995
First Quarter ended October 31, 1994     $10.17     $12.08
Second Quarter ended January 31, 1995    $11.59     $12.92
Third Quarter ended April 30, 1995       $11.33     $13.33
Fourth Quarter ended July 31, 1995       $11.00     $12.00

 The Company presently has no intention of paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends, if any, will depend upon the Company's earnings, financial condition, capital requirements, cash flow and long range plans and such other factors as the Board of Directors of the Company may deem relevant.

Number of Record Holders
 The number of record holders of the Company's Common Stock as of October 21, 1996 was 69. Included in this number are several nominees which hold the Company's common stock on behalf of numerous other persons and institutions; these other persons and institutions are not included in the above number as their shares are held in "Street Name."

Item 6. SELECTED FINANCIAL DATA

 Reference is made to information under the heading "Financial
Highlights" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1996, which information is incorporated herein by reference. The Company has not paid any cash dividends on its Common Stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Reference is made to information under the heading "Management's
Discussion and Analysis of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1996, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Reference is made to information under the headings "Consolidated Balance Sheet," "Consolidated Statement of Stockholders' Equity," "Consolidated Statement of Operations," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1996, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

 PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held December 10, 1996, except as to biographical information on Executive Officers which is contained in Item I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

 The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held December 10, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

 The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held December 10, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held December 10, 1996.

 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  1.  Financial Statements                                           Page

The following financial statements are filed herewith and incorporated herein by reference from pages 11 through 20 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1996, as provided in Item 8 hereof:

 - Consolidated Balance Sheet as at July 31, 1996 and 1995.
 - Consolidated Statement of Stockholders' Equity for the fiscal years ended July 31, 1996, 1995 and 1994.
 - Consolidated Statement of Operations for the fiscal years ended July 31, 1996, 1995 and 1994.
 - Consolidated Statement of Cash Flows for the fiscal years ended July 31, 1996, 1995 and 1994.
 - Notes to Consolidated Financial Statements.
 - Independent Auditors' Report.

 2.  Financial Statement Schedules

  The following financial statement schedules are filed herewith:
  - Independent Auditors' Report on Financial Statement Schedules.        13
  - Schedule I - Condensed Financial Information of Registrant            14

   All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

 3.  Exhibits                                                             18
 Exhibit No.     Description of Exhibit

 3.1*            Articles of Incorporation of the Registrant
 3.2*            By-laws of the Registrant
 3.3*            Form of Restated and Amended By-laws of the Registrant
 4.1*            Form of Variable Rate Subordinated Debentures Due September
                 1, 2000 (a "Debenture") issued by Registrant
 4.6******       Form of Note Agreement dated as of April 15, 1996 issued by
                 Financial Federal Credit Inc.("Credit") to certain
                 institutional note holders
 10.2*           Form of Warrant to purchase Common Stock, as amended,
                 issued by the Registrant to stockholders in
                 connection with its initial capitalization
 10.3*           Form of Warrant to purchase Common Stock issued by the
                 Registrant to certain of its officers
 10.8*           Form of Commercial Paper Note issued by the Registrant
 10.9*           Form of Commercial Paper Note issued by Credit
 10.10*          Stock Option Plan of the Registrant and forms of related
                 stock option agreements
 10.11**         Deferred Compensation Agreement dated June 1, 1992
                 between Credit and Clarence Y. Palitz, Jr.
 10.12**         deferred Compensation Agreement dated June 1, 1992
                 between Credit and Bernard G. Palitz
 10.13***        Deferred Compensation Agreement dated January 1, 1993
                 between Credit and Clarence Y. Palitz, Jr.
 10.14***        Deferred Compensation Agreement dated January 1, 1993
                 between Credit and Bernard G. Palitz.
 10.15****       Deferred Compensation Agreement dated January 1, 1994
                 between Credit and Clarence Y. Palitz, Jr.
 10.16****       Deferred Compensation Agreement dated January 1, 1994
                 between Credit and Bernard G. Palitz.
 10.17*****      Deferred Compensation Agreement dated January 1, 1995
                 between Credit and Bernard G. Palitz.
 10.18*****      Deferred Compensation Agreement dated January 1, 1995
                 between Credit and Clarence Y. Palitz, Jr.
 10.19*****      Deferred Compensation Agreement dated February 1, 1995
                 between Credit and Paul Sinsheimer
 10.20*******    Deferred Compensation Agreement dated January 1, 1996
                 between Credit and Clarence Y. Palitz, Jr.
 10.21           Form of Commercial Paper Dealer Agreement of Credit
 10.22           Form of Deferred Compensation Agreement with certain
                 officers as filed under the Top Hat Plan with the
                 Department of Labor
 11.1            Computation of Earnings Per Share
 13.1            1996 Annual Report to Stockholders (except for the
                 pages and information thereof expressly
                 incorporated by reference in this Form 10-K, the Annual
                 Report to Stockholders is provided solely for the
                 information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)
22.1             Subsidiaries of the Registrant
23.1             Consent of Independent Auditors
27               Financial Data Schedule (EDGAR version only)
____________
*Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-1 (Registration
No. 33-46662).

**Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1992.

***Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1993.

****Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1994.

*****Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1995.

******Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 333-3320).

*******Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1996.


(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of the fiscal year ended July 31, 1996.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       FINANCIAL FEDERAL CORPORATION
                       (Registrant)


      By:

     Clarence Y. Palitz, Jr.,
     Chairman of the Board and President


     October 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Clarence Y. Palitz, Jr., Chairman of the Board, President and Chief
Executive Officer                                               October 28, 1996





Lawrence B. Fisher, Director                                    October 28, 1996





William C. MacMillen, Jr., Director                             October 28, 1996




Bernard G. Palitz, Director                                     October 28, 1996





Paul Sinsheimer, Executive Vice President and Director          October 28, 1996




Michael C. Palitz, Executive Vice President, Treasurer, Chief Financial
Officer and Director                                            October 28, 1996





David H. Hamm, Controller, Assistant Treasurer and Principal Accounting
Officer                                                         October 25, 1996

 INDEX TO FORM 10-K SCHEDULES






Independent Auditors' Report


Schedule I - Condensed Financial Information of Registrant




Schedules other than the schedule referred to above have been omitted as the conditions requiring their filing are not present or the information has been presented elsewhere in the consolidated financial statements.

Independent Auditors Report


Financial Federal Corporation


In connection with our audits of the consolidated financial statements included in Financial Federal Corporation's annual report to stockholders and incorporated by reference in this Form 10-K, we have also audited the schedule listed in the accompanying index. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the
basic financial statements.   This schedule has been subjected to the
auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements




        /s/ Eisner & Lubin LLP
        CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
August 30, 1996

Schedule I
FINANCIAL FEDERAL CORPORATION
CONDENSED BALANCE SHEET

                                                            July 31,
                                                       1996        1995

ASSETS

Cash                                                  $   256,000  $   361,000
Due from subsidiaries:
       Advances                                        27,626,000   19,325,000
       Subordinated notes receivable                   45,000,000   25,000,000

Investment in subsidiaries - at equity                 34,749,000   26,399,000
Other assets                                              814,000      692,000
                                                      -----------   ----------
      TOTAL                                          $108,445,000   $71,777,00
                                                     ============   ==========

LIABILITIES

Senior debt                                           $ 4,966,000  $  5,106,000
Accrued interest, taxes and other liabilities           2,331,000     1,639,000
Subordinated debt                                       6,957,000     6,957,000
                                                      -----------   -----------
      Total liabilities                                14,254,000    13,702,000
                                                      -----------   -----------


STOCKHOLDERS' EQUITY

Common stock                                           4,980,000      2,790,000
Additional paid-in capital                            58,289,000     33,201,000
Warrants                                                  29,000         29,000
Retained earnings                                     30,893,000     23,495,000
Treasury stock, at cost - 96,000 shares                              (1,440,000)
                                                      ----------     ----------
       Total stockholders' equity                     94,191,000     58,075,000
                                                     -----------     ----------
       TOTAL                                        $108,445,000    $71,777,000
                                                    ============    ===========

The note hereto, the consolidated financial statements and the notes thereto are made a part hereof.


FINANCIAL FEDERAL CORPORATION
CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                                                  Year Ended July 31,
                                                       1996          1995         1994

Equity in earnings of subsidiaries before income taxes  $14,205,000  $10,891,000  $  9,368,000
Interest charges to subsidiaries                          4,007,000    3,266,000     2,779,000
                                                        -----------  -----------  ------------
                             Total                       18,212,000   14,157,000    12,147,000
                                                        -----------  -----------  ------------

Expenses:
     Interest expense                                       972,000    1,004,000     1,063,000
     Other expenses (net)                                 1,811,000    1,581,000     1,600,000
                                                        -----------  -----------   -----------
                             Total                        2,783,000    2,585,000     2,663,000
                                                        -----------  -----------   -----------


Earnings before income taxes                             15,429,000   11,572,000     9,484,000


Provision for income taxes                                5,819,000    4,363,000     3,540,000
                                                         ----------   ----------   -----------


NET EARNINGS                                              9,610,000   7,209,000      5,944,000


Retirement of treasury stock                               (840,000)

Three-for-two stock split                                (1,372,000)

Retained earnings - August 1                             23,495,000    16,286,000    10,342,000
                                                       ------------    -----------   ----------

RETAINED EARNINGS - JULY 31                             $30,893,000   $23,495,000   $16,286,000
                                                       ============   ===========    ==========

The consolidated financial statements and the notes thereto are made a part hereof.

FINANCIAL FEDERAL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
                                                                  Year Ended July 31,
                                                       1996          1995         1994


Net cash provided by operating activities              $ 1,330,000   $    381,000  $   128,000
                                                      ------------    -----------   ----------

Cash flows from investing activities:
    Collections from(advances to) subsidiaries-net      (8,301,000)     2,853,000    4,026,000
    Subordinated notes receivable - subsidiary:
         Advanced                                      (20,000,000)   (25,000,000)  (2,000,000)
         Collected                                                     20,000,000
    Dividends received from subsidiary                     500,000      2,000,000    3,000,000
                                                      ------------    -----------   ----------

      Net cash provided by(used in)investing
       activities                                      (27,801,000)      (147,000)   5,026,000
                                                      ------------    -----------   ----------

Cash flows from financing activities:
    Commercial paper:
          Proceeds                                      76,869,000     71,393,000   25,357,000
          Repayments                                   (76,509,000)   (71,770,000) (31,860,000)
     Note payable - bank                                  (500,000)       500,000
     Repurchase of subordinated debt                                     (595,000)
     Proceeds from sale of common stock, net            26,340,000
     Proceeds from exercise of stock options and
      warrants                                             166,000        306,000    2,409,000
     Acquisition of treasury stock                                                  (1,440,000)
     Tax benefit relating to stock options                                 37,000      376,000
                                                      ------------    -----------   ----------

      Net cash provided by(used in)financing
       activities                                       26,366,000       (129,000)  (5,158,000)

NET INCREASE (DECREASE) IN CASH                           (105,000)       105,000       (4,000)

Cash - August 1                                            361,000        256,000      260,000
                                                      ------------    -----------   ----------

CASH - JULY 31                                        $    256,000   $    361,000  $   256,000
                                                      ============   ============  ===========



Non-cash financing activities:

In 1996, the Company retired 96,000 common shares held as treasury stock resulting in a decrease of common stock, additional paid-in capital and retained earnings of $48,000, $552,000 and $840,000, respectively. Additionally, the Company authorized a three-for-two stock split effected in the form of a stock dividend.

In 1994, $1,507,000 of subordinated debentures were exchanged in connection with the exercise of 274,000 stock warrants.


The consolidated financial statements and the notes thereto are made a part hereof.


FINANCIAL FEDERAL CORPORATION

NOTE TO CONDENSED BALANCE SHEET



Due from Subsidiaries:

Advances to subsidiaries generally bore interest at 5.66% and 6.25% at July 31, 1996 and 1995, respectively.

Subordinated notes receivable are due $25,000,000 on July 31, 2002, $10,000,000 on September 1, 2002 and $10,000,000 on July 31, 2004 and
provide for interest, receivable quarterly, at the annual rates of 8.35%, 7.85% and 7.50%, respectively. The notes and interest thereon are subordinated to the subsidiary's borrowings from banks, institutional investors, commercial paper investors and other debt designated by the subsidiary's Board of Directors.

Other assets include $744,000 and $592,000 of accrued interest receivable from subsidiaries at July 31, 1996 and 1995, respectively.

EXHIBIT INDEX

Exhibit No.  Description of Exhibit                                 Page No.

    3.1      Articles of Incorporation of the Registrant             *
    3.2      By-laws of the Registrant                               *
    3.3      Form of Restated and Amended By-laws of the Registrant  *
    4.1      Form of Variable Rate Subordinated Debentures Due
             September 1, 2000 (a "Debenture") issued by Registrant  *
    4.6      Form of Note Agreement, dated as of April 15, 1996,
             issued by Financial Federal Credit Inc.
             (Credit) to certain institutional note holders          *
   10.2      Form of Warrant to purchase Common Stock, as amended,
             issued by the Registrant to stockholders in
             connection with its initial capitalization              *
   10.3      Form of Warrant to purchase Common Stock issued by the
             Registrant to certain of its officers                   *
   10.8      Form of Commercial Paper Note issued by the Registrant  *
   10.9      Form of Commercial Paper Note issued by Credit          *
   10.10     Stock Option Plan of the Registrant and forms of related
             stock option agreements                                 *
   10.11     Deferred Compensation Agreement dated June 1, 1992
             between Credit and Clarence Y. Palitz, Jr.              *
   10.12     Deferred Compensation Agreement dated June 1, 1992
             between Credit and Bernard G. Palitz                    *
   10.13     Deferred Compensation Agreement dated January 1, 1993
             between Credit and Clarence Y. Palitz, Jr.              *
   10.14     Deferred Compensation Agreement dated January 1, 1993
             between Credit and Bernard G. Palitz.                   *
   10.15     Deferred Compensation Agreement dated January 1, 1994
             between Credit and Clarence Y. Palitz, Jr.              *
   10.16     Deferred Compensation Agreement dated January 1, 1994
             between Credit and Bernard G. Palitz.                   *
   10.17     Deferred Compensation Agreement dated January 1, 1995
             between Credit and Bernard G. Palitz.                   *
   10.18     Deferred Compensation Agreement dated January 1, 1995
             between Credit and Clarence Y. Palitz, Jr.              *
   10.19     Deferred Compensation Agreement dated February 1, 1995
             between Credit and Paul Sinsheimer                      *
   10.20     Deferred Compensation Agreement dated January 1, 1996
             between Credit and Clarence Y. Palitz, Jr.              *
   10.21     Commercial Paper Dealer Agreement, dated April 23, 1996,
             between Credit and BA Securities, Inc.                  19
   10.22     Form of Deferred Compensation Agreement with certain
             officers as filed under the Top Hat Plan with the
             Department of Labor                                     24
   11.1      Computation of Earnings Per Share                       27
   13.1      1996 Annual Report to Stockholders (except for the pages
             and information thereof expressly incorporated
             by reference in this Form 10-K, the Annual Report to
             Stockholders is provided solely for the information of
             the Securities and Exchange Commission and is not deemed
             "filed" as part of this Form 10K)
   22.1      Subsidiaries of the Registrant                          28
   23.1      Consent of Independent Auditors                         29
   27        Financial Data Schedule (EDGAR version only)
 ____________
*Previously filed with the Securities and Exchange Commission as an exhibit.

Exhibit 10.21


 COMMERCIAL PAPER DEALER AGREEMENT

THIS COMMERCIAL PAPER DEALER AGREEMENT, dated as of [insert date], between [insert dealer name] (the "Dealer"), and FINANCIAL FEDERAL CREDIT INC. (the "Company").

WHEREAS, the Company desires to issue its short-term promissory notes in the United States commercial paper market,

WHEREAS, the Company has requested the Dealer to act as dealer therefor and the Dealer has indicated its willingness to do so on the terms and conditions contained herein,

NOW THEREFORE, the Dealer and the Company hereby agree as follow:

1. The Notes. The term "Notes" means short-term promissory notes of the Company, each such note (a) having a maturity at the time of issuance of not more than 270 days (exclusive of days of grace) and (b) not containing any provision for automatic "rollover". The proceeds from the sale of the Notes will be used by the Company for "current transactions" within the meaning of Section 3(a)(3) of the Securities Act of 1933, as amended (the "1933 Act"). The Notes will be issued in such face or principal amounts (but not less than $100,000 each) and will bear such interest rates (if interest-bearing) or be sold at such discounts, if any, from their face amounts, as shall be approved in writing in advance by the Company in its sole discretion.

2. Appointment of Dealer. The Company hereby appoints the Dealer to be a dealer in respect of the Notes and the Dealer accepts such appointment subject to the terms and conditions set forth herein. Although (a) the Company has and shall have no obligation to permit the Dealer to purchase any Notes or arrange any sale of Notes for the account of the Company, and (b) the Dealer has and shall have no obligation to purchase any Notes or arrange any sale of Notes for the account of the Company, the parties hereto agree that any purchase of Notes by the Dealer and any sale of Notes arranged by the Dealer will be effected in reliance on, among other things, the representations, warranties, covenants and agreements of the Company contained herein or made pursuant hereto and on the terms and conditions and in the manner herein set forth.

3. Issuance of Notes. (a) Prior to or on the date of a proposed issuance of Notes, the Dealer and the Company shall confer as to the face or principal amounts, maturities and denominations thereof, the applicable interest rates or the discounts from the face amounts, at which the Notes are to be issued. When the Company has approved such issuance in writing, the Dealer will instruct the Issuing and Paying Agent to deliver executed and countersigned Notes to the persons specified by the Dealer on the date of issuance.

 (b) The authentication and delivery of Notes pursuant hereto by The First National Bank of Chicago, as issuing and paying agent (the "Issuing and Paying Agent") shall constitute the issuance of such Notes by the Company. The Company agrees that (i) signed Notes in bearer form shall be delivered to the Issuing and Paying Agent and
(ii) instructions to the Issuing and Paying Agent to complete, authenticate and deliver such Notes shall be made in the manner prescribed in the agreement between the Company and the Issuing and Paying Agent (as amended from time to time, the "Issuing and Paying Agency Agreement"). The Company shall promptly give the Dealer prior written notice of any change in the entity serving as the Issuing and Paying Agent.

4. Representations and Warranties.  The Company represents and warrants:


 (a) the Company is a duly organized and validly existing corporation in good standing under the laws of the state of its incorporation and has the corporate power and authority to own its property and to carry on its business as presently being conducted, to execute and deliver this Agreement, the Issuing and Paying Agency Agreement and the Notes, and to perform and observe the conditions hereof and thereof;

 (b) the execution and delivery and performance of this Agreement and the Issuing and Paying Agency Agreement and the issuance and sale of the Notes have been duly authorized by the Company, and this Agreement and the Issuing and Paying Agency Agreement constitute, and when the Notes have been duly executed by the Company and countersigned and delivered by the Issuing and Paying Agent against payment therefor, such Notes will constitute, legal, valid and binding obligations of the Company, enforceable in accordance with their terms, except as enforcement thereof may be limited by bankruptcy, insolvency or other similar laws relating to or affecting generally the enforcement of creditors' rights or by general equitable principles, or by applicable federal or state securities laws;

 (c) no consent or action of, or filing or registration with, any governmental or public regulatory body or authority (other than as may be required under state securities laws) is required to authorize, or is otherwise required in connection with, the execution, delivery or performance of this Agreement, the Issuing and Paying Agency Agreement or the Notes, except such as have already been obtained;

 (d) neither the execution and delivery by the Company of this Agreement, the Issuing and Paying Agency Agreement or the Notes, nor the fulfillment of or compliance with the terms and provisions hereof or thereof by the Company, will (i) result in the creation or imposition of any mortgage, lien, charge or encumbrance of any nature whatsoever upon any of the properties or assets of the Company; (ii) violate any of the terms of the Company's charter documents or By-laws, any contract or instrument to which the Company is a party or to which it or its property is bound, or any law or regulation or any order, writ, injunction or decree of any court or governmental instrumentality, to which the Company is subject or by which it or its property is bound;

 (e) each Note issued by the Company pursuant to the terms hereof and of the Issuing and Paying Agency Agreement is exempt from the registration requirements of the 1933 Act by reason of Section 3(a)(3) thereof, and neither registration of the Notes under the 1933 Act nor qualification of an indenture under the Trust Indenture Act of 1939, as amended, with respect to the Notes will be required in connection with the offer, issuance, sale or delivery of the Notes in accordance with the terms hereof and of the Issuing and Paying Agency Agreement;

 (f) the Company is neither an "investment company" nor a "company controlled by an investment company" within the meaning of the Investment Company Act of 1940, as amended; and

 (g) there are no actions, suits, proceedings, or investigations pending or, to the Company's knowledge, threatened against the Company or any of its officers, directors or persons who controls the Company (within the meaning of Section 15 of the 1933 Act or Section 20 of the Securities Exchange Act of 1934, as amended) or to which any property of the Company is subject, which could reasonably be expected to materially prevent or interfere with or materially and adversely affect the Company's execution, delivery or performance of this Agreement, the Issuing and Paying Agency Agreement or the Notes.

5. Offering Materials. (a) The Company understands that, in connection with the sale of the Notes, certain materials relating to the Company and its affiliates may be prepared (collectively referred to herein as the "Offering Materials"). To provide a basis for the preparation of the Offering Materials and to assist the Dealer's normal credit review procedures, the Company shall provide the Dealer with copies of (i) if the Company becomes a reporting company under the Securities Exchange Act of 1934, as amended, its most recent reports of the Company on Forms 10-Q and 10-K filed with the Securities and Exchange Commission ("SEC") and each report on Form 8-K filed by the Company with the SEC during the current fiscal year, and (ii) its most recent annual audited financial statements and each interim financial statements or report prepared subsequent thereto. In addition, the Company will provide the Dealer with such other information generally supplied in writing to security analysts. In addition, the Company will provide the Dealer with such other information as the Dealer may reasonably request for the purpose of its on-going credit review of the Company, which information, to the extent not required to be included in the Offering Materials, may be subject to a confidentiality agreement between the Company and the Dealer. The Company authorizes the Dealer to distribute the Offering Materials as the Dealer sees fit.

 (b) The Dealer agrees to furnish all Offering Materials to the Company for its written approval prior to the use thereof in offering the Notes. The Dealer shall not use any Offering Materials until it has received written approval from the Company of such Offering Materials. No materials other than the Offering Materials submitted to the Company for approval will be used to offer the Notes. The Company's approval shall not apply to information provided by the Dealer for inclusion in the Offering Materials, and the Dealer's use of Offering Materials containing information not approved by the Company shall constitute the Dealer's approval of such information. A written approval by the Company shall constitute a representation that the Offering Materials, as to that portion specifically approved, do not contain an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.
 If, at any time during the term of this Agreement, any event occurs or circumstances exist as a result of which any then current Offering Materials would include such untrue statement of a material fact or omission to state a material fact related to those portions of the Offering Materials previously approved by the Company, then the Company will promptly notify the Dealer and provide the Dealer with revised information that corrects such untrue statement or omission.

6. Repetition of Representations and Warranties. Each sale of Notes by the Company hereunder shall be deemed to be a representation and warranty by it that, as of the date of such sale, (a) the representations, warranties and covenants of the Company contained in Sections 4 are true and correct, and (b) the Issuing and Paying Agent has not resigned, or been terminated or replaced.

7. Conditions Precedent to Dealer's Obligations. As conditions precedent to any obligations of the Dealer hereunder, the Company shall furnish to the Dealer the following documents, in form and substance reasonably satisfactory to the Dealer: (a) a true and complete copy of the Issuing and Paying Agency Agreement; (b)(i) a certified copy of resolutions, duly adopted by the Board of Directors of the Company authorizing the issuance and sale of the Notes and (ii) a certificate as to the incumbency and signatures of certain officers authorized to act on behalf of the Company; and the acceptance by the Company of proceeds from each sale of Notes hereunder shall be deemed to constitute a representation and warranty by the Company that such certificates are accurate and complete and that such resolutions are in full force and effect, in each case, as of the date of such acceptance of proceeds; and (c) an opinion of counsel to the Company, with respect to the matters set forth in Section 4(a) through 4(g) and in form and substance acceptable to the Dealer.

8. Covenants of the Company. The Company covenants and agrees that: (a) for the benefit of the Dealer and the holders from time to time of the Notes, the Company will not permit to become effective any amendment, supplement, rider, waiver or consent to or under any Note, the Issuing and Paying Agency Agreement or any document prepared in connection with any thereof which might adversely affect the interests of the holder of any Note then outstanding. The Company will give the Dealer written notice of any such proposed amendment, supplement, rider, waiver or consent at least ten days prior to the effective date thereof; (b) the Company agrees to furnish prior notice to the Dealer of any proposed resignation, termination or replacement of the Issuing and Paying Agent.

9. Indemnification. (a) The Company will indemnify and hold harmless the Dealer and any affiliate, director, officer, employee or agent of the Dealer and any party who "controls" the Dealer within the meaning of
Section 15 of the 1933 Act (each, an "indemnified party") against any and all liabilities, losses, damages, claims, costs and expenses (including, without limitation, reasonable fees and disbursements of counsel) (i) arising out of or based upon any allegation that any portions of any Offering Material approved in writing by the Company or any information provided to the Dealer in writing hereunder by the Company specifically for inclusion in the Offering Materials includes an untrue statement of a material fact or omits to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, or (ii) arising out of the material breach by the Company of any agreement or representation or warranty made or deemed made pursuant to this Agreement.

 The above indemnification shall not apply to the extent that the liability, loss, damages, claims, costs and expenses arise from the inclusion by any indemnified party in any Offering Material of statements that have not been approved by the other party pursuant to
Section 5 of this Agreement, of an untrue statement of a material fact or an omission to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

 (b) The Dealer shall promptly notify the Company in writing of any action or claim asserted against any indemnified party as to which indemnification may be required. The Company shall thereupon assume the defense thereof, including the employment of counsel and the payment of all expenses. The Company shall have no obligation to indemnify against any settlement, costs or expenses incurred prior to the delivery of written notice of a claim to the Company. The Dealer (but not other indemnified parties) shall have the right to employ separate counsel and to participate in the defense thereof, but such participation shall be at the Dealer's expense, unless (i) the Company has specifically authorized in writing the retention of such counsel,
(ii) the Company has failed to assume the defense and employ counsel after the delivery by the Dealer of written notice as provided above, or (iii) the named parties include the Dealer and the Company, and counsel shall have advised that representation of both parties by the same counsel would be prohibited under applicable standards of professional conduct due to actual or potential differing interests between them (in which case the Company shall not assume the defense, provided that Company shall not be responsible for the fees of more than one separate firm of attorneys for all actions arising out of the same general allegations or circumstances in any one jurisdiction). The Company shall not be liable for any settlement of any such action or claim effected without its prior written consent, but if settled with written consent or if there is a final judgment, the Company agrees to indemnify and hold harmless the Dealer against any loss or liability by reason of such approved settlement or judgment.

 (c) If the indemnification provided for in this section is unavailable, or insufficient, then each indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party (i) in such proportion as is appropriate to reflect the relative benefits received by the Company on one hand and the Dealer on the other from the offering of the Notes, or (ii) if the allocation provided in (i) above is not permitted pursuant to applicable law (or to the extent that the contribution allocated is unobtainable from one or more contributing parties), in such proportion as is appropriate to reflect not only the relative benefits referred to in (i) above, but also the relative fault of the Company on the one hand and the Dealer on the other in connection with the statements or omissions which resulted in such losses, claims, damages, liabilities or expenses, as well as other relevant equitable considerations. The relative benefits received by the Dealer on the one hand and the Company on the other shall be deemed to be in the same proportion as the total net proceeds from the Note offering (before deducting expenses) received by the Company bear to the total fees received by the Dealer. The relative fault of the Company on the one hand and of the Dealer on the other shall be determined by reference to, among other things, whether the claim relates to information in the Offering Materials approved by the Dealer or the Company and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent the statement or action that is the basis for the claim.

10. Compensation. The Dealer shall be entitled to compensation in the amounts mutually agreed upon in writing between the Company and the Dealer from time to time.

11. Notices. All notices required or permitted under the terms and provisions hereof shall be in writing (which shall include facsimile transmission with receipt confirmed) and shall, unless otherwise provided herein, be effective when received at the address specified below or at such other address as shall be specified in a notice furnished hereunder.

  If to the Company:

   Financial Federal Credit Inc.
   400 Park Avenue
   New York, NY 10022
   Attention: Michael C. Palitz, CFO and Treasurer
   Tel. No.: (212) 888-3344
   Facsimile No.: (212) 888-0695

  If to the Dealer:






12. Miscellaneous. This Agreement is to be delivered and performed, and shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the internal laws of the State of [insert state].

 (a) The Company agrees that any suit, action or proceeding brought by the company against the Dealer in connection with or arising out of this Agreement or the offer and sale of Notes shall be brought solely in federal or state court, located in [insert jurisdiction].

 (b) With the prior written consent of the Company, the Dealer may share with any affiliate of the Dealer, including but not limited to [insert name of specific affiliates] (the Dealer and such affiliates, each an "Affiliated party" and collectively, the "Affiliated parties") any and all financial information in the possession of any of the Affiliated parties (including, without limitation, documents in possession of any of the Affiliated parties and any credit or other analyses prepared by a Affiliated party) concerning the Company, except to the extent that the Affiliated party is prohibited from sharing such information pursuant to a written confidentiality agreement or by law.

 (c) This Agreement may be terminated, at any time, by the Company, upon notice to such effect to the Dealer, or by the Dealer, upon notice to such effect to the Company. Any such termination, however, shall not affect the obligations of the Company and the Dealer under Sections 9 and 10 hereof or the rights or responsibilities of the parties arising prior to the termination of this Agreement.

 (d) This Agreement may not be assigned by the Company without the prior consent of the Dealer and any such assignment without such consent shall be null and void. This Agreement may be assigned or transferred by the Dealer to any affiliate of the Dealer upon at least 30 days prior written notice to the Company.

 (e) This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any party hereto may execute this Agreement by signing one or more counterparts.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

       [DEALER]




       By: _____________________

          Title:


       FINANCIAL FEDERAL CREDIT INC.



       By: ____________________

       Title:


       By: ____________________

       Title:

Exhibit 10.22

DEFERRED COMPENSATION AGREEMENT

  THIS AGREEMENT, made as of the _______ day of _________, 19_____, by and between Financial Federal Credit Inc. (the "Company") and ____________________ (the "Employee");

 W I T N E S S E T H :

  WHEREAS, Employee is an employee of the Company; and

  WHEREAS, the Employee and the Company desire to set forth in writing herein the terms and conditions of their agreement with respect to the payment to Employee, on a deferred basis, of some of the Employee's salary for his services to the Company for the months of ____________, 19___
 through December, 19_____.

  NOW, THEREFORE, the parties hereto agree as follows:

  1. Certain amounts of salary earned by the Employee for each of the months of ____________ 19_____ through December 19_____, shall be deferred and, in lieu of current payment thereof, the Company shall pay to the Employee the sum of $___________on ________________,______[DATE]. The
amounts so deferred are shown on Exhibit 1 to this Agreement. In the event the Employee's employment is terminated for any reason whatsoever during this period, the amount payable to the Employee pursuant to this paragraph shall be proportionately reduced (in the same proportion as the number of days or portions thereof from the date of such termination of employment to the end of this period bears to the entire period), and any payment provided for in paragraphs "2", "3", "5" or "7" of this Agreement shall be further discounted as described in paragraph "4" of this Agreement.

  2. In the event of i). Employee's death, ii). Employee's retirement from the Company and its affiliates (and employment is not obtained with another company in substantially the same types of business as the Company is engaged) or iii). Employee's leave of absence owing to a bona fide disability (which shall be defined as the incapacity to perform any employment which would be appropriate given the prior physical status, intellectual ability and experience of the Employee, due to a mental or physical disability which shall have been certified by an independent physician and which has lasted or can be expected to last for a continuous period of not less than twelve months), then, in the Company's sole discretion, either a). the Company shall pay the amount specified in paragraph "1" on the date there specified or b). all amounts payable pursuant to paragraph "1" of this Agreement shall be re-computed as described in paragraph "4" of this Agreement and shall be paid in total on the first day of the first month 30 days after the date of the death, retirement or disability. Payments of amounts due pursuant to the terms of this paragraph shall be made first to the Employee, if living, then to the Employee's Beneficiary, _____________________, the Employee's ________, or if he/she is not then alive, to the Employee's Estate.

  3. Except for the events specified in paragraph "2" of this Agreement, in the event of termination of Employee's employment by the Company for any other reason whatsoever (other than a transfer to employment with an affiliate of the Company), or in the event the Employee terminates his employment with the Company and its affiliates, then, in either such event, the amount payable pursuant to paragraph "1" of this Agreement shall be paid to Employee on the first day of the first month following such termination of employment in an amount calculated as set forth in paragraph "4" of this Agreement.

  4. If, pursuant to paragraphs "2", "3", "5" or "7" of this Agreement, payment of any amount provided for in paragraph "1" of this Agreement is to be made earlier than the due date set forth in such paragraph "1", the amount to be paid is the amount as provided in paragraph "1" of this Agreement, discounted at the rate of [Applicable Federal MidTerm Rate, monthly compounding, for prior month] per annum, compounded monthly, from the date any such payments would have been due (as set forth in paragraph "1" of the Agreement) to the actual date of payment. For purposes of illustration, a payment of $500.00 would be due with respect to a $[xxx.xx] payment which would have been due and payable forty-eight (48) months later.

  5. If any federal, state or other tax law or regulation or any determination by any taxing authority with respect to the Employee would cause any amounts due pursuant to this Agreement to become taxable to the Employee before payment thereof, except for taxes owing due to FICA, FUTA, or other employment taxes, then the Employee, irrespective and notwithstanding any other provisions of this Agreement, shall have the right, upon written notice to the Company, to require payment of any of the installments or portions thereof specified in paragraph "1" of this Agreement. The notice shall specify a date within ninety (90) days of such notice when payment is to be made. The payment shall be made in an amount calculated as set forth in paragraph "4" of this Agreement.

  6. Employee shall have no right to pledge, hypothecate, assign or otherwise dispose of any amounts due or to become due hereunder. Employee's right to receive payments under this Agreement shall be no greater than those of any other unsecured creditor of the Company.

  7. Should, at any time, more than 50 percent of the combined voting power of the Company's then outstanding voting securities be held by any person, entity or group of persons, directly or indirectly, within the meaning of section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended ("Act"), other than those persons, entities or groups of persons owning over 14 percent of the combined voting power as of the date hereof, or a liquidation or dissolution of the Company or of the sale of all or substantially all of the Company's assets, then a). the Company may, upon 30 days notice, pay to Employee the amount payable pursuant to paragraph "1" of this Agreement on the first day of the first month following such notice in an amount calculated as set forth in paragraph "4" of this Agreement, OR b). Employee may, upon 30 days notice, require that the Company pay to Employee the amount payable pursuant to paragraph "1" of this Agreement on the first day of the first month following such notice in an amount calculated as set forth in paragraph "4" of this Agreement.

  8. During the term of this Agreement, the Company shall furnish to Employee, no later than the 30th day of each fiscal year, a schedule setting forth in reasonable detail the changes occurring during the preceding year and the balance as at the end of the preceding year with respect to the amount accrued by the Company on account of all sums payable hereunder to Employee.

  9. Employee shall have the right at any time, by written notice to the Company, to change the Beneficiary named in paragraph "2" hereof, with such notice acknowledged in writing by the Company.

  10. This Agreement contains the entire understanding of the parties hereto relating to the payments described herein; however, this Agreement shall not affect any other salary nor any other benefit that Employee may be or may become entitled to, except as required by law. This written agreement represents the entire final agreement between the parties relating to the payments described herein and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements of the parties. There are no unwritten oral agreements between the parties. This agreement cannot be amended, modified or changed except by a writing signed by both parties. Only an officer of the Company with the title of Senior Vice President or a more senior officer may accept this agreement or agree to any amendments, modifications or changes.

  11. This Agreement shall be governed and construed in accordance with the laws of the State of New York. If any provision of this Agreement is rendered or declared invalid, illegal or ineffective by any existing or subsequently enacted legislation or decision of a court of competent jurisdiction, such legislation or decision shall only invalidate such provision to the extent so rendered or declared invalid, illegal or ineffective in such jurisdiction only and shall not impair, invalidate or nullify the remainder of this Agreement which shall remain in full force and effect.

  12. Any controversy or claim arising out of or relating to this Agreement or any alleged breach thereof shall be settled by arbitration in New York City in accordance with the rules of the American Arbitration Association governing contract disputes and judgment upon the award rendered by any arbitrator(s) may be entered in any court of appropriate jurisdiction.

  IN WITNESS WHEREOF, Company has caused this Agreement to be executed by its duly authorized officers and Employee has hereunto set his hand on the day and year first above written.

       FINANCIAL FEDERAL CREDIT INC.

       BY:
 (Title)
       EMPLOYEE:



       _____________________

Exhibit 11.1

FINANCIAL FEDERAL CORPORATION & SUBSIDIARIES
CHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                                                                  Year Ended July 31,
                                                        1996          1995          1994

Primary
-------------------------
Net earnings for primary per share amounts              $9,610,000     $7,209,000   $5,944,000
                                                        ==========     ==========   ==========

Weighted average number of common
   shares outstanding                                    8,617,558      8,199,686    7,366,763

Add - common equivalent shares
   (determined using the
   "treasury stock" method)                                865,770        756,436    1,282,221
                                                           -------        -------    ---------

Weighted average number of shares
  used in calculation of primary net
  earnings per common share                              9,483,328      8,956,122    8,648,984
                                                         =========      =========    =========

Primary net earnings per common share                        $1.01          $0.80        $0.69
                                                         =========          =====        =====


Fully Diluted
--------------------------

Net earnings for fully diluted per share
  amounts                                               $9,610,000     $7,209,000   $5,944,000
                                                         =========      =========    =========

Weighted average number of shares
  used in calculation of fully diluted
  net earnings per common share                          9,508,538      8,970,057    8,649,339
                                                         =========      =========    =========


Fully diluted net earnings per common
 share                                                       $1.01          $0.80        $0.69
                                                         =========      =========    =========

Exhibit 22.1


SUBSIDIARIES OF REGISTRANT



Name                                 State of incorporation

Financial Federal Credit Inc.   Texas




Names of particular subsidiaries have been omitted since in the aggregate they do not constitute a significant subsidiary as of July 31, 1996 as defined by Rule 1-02(w) of Regulation S-X.

Exhibit 23.1


CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-73320) of Financial Federal Corporation of our report dated August 30, 1996, included in this Annual Report on Form 10-K. We also consent to the incorporation by reference in such Registration Statement of our report on the Financial Statement Schedules, which appears on Page 13 of this Form 10-K.




        /s/ Eisner & Lubin LLP


                                            CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
October 23, 1996

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 FINANCIAL FEDERAL
 CORPORATION
(Registrant)


       By: /s/ Clarence Y. Palitz, Jr.
       Chairman of the Board and President


        October 28, 1996
        (Date)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Clarence Y. Palitz, Jr.                              October 28, 1996
Chairman of the Board, President and Chief Executive Officer



/s/   Lawrence B. Fisher                                   October 28, 1996
Director



/s/   William C. MacMillen, Jr.                            October 28, 1996
Director



/s/    Bernard G. Palitz                                   October 28, 1996
Director


/s/    Paul Sinsheimer                                     October 28, 1996
Executive Vice President and Director



/s/    Michael C. Palitz                                   October 28, 1996
Executive Vice President, Treasurer, Chief Financial Officer and Director


/s/    David H. Hamm                                        October 25, 1996
Controller, Assistant Treasurer and Principal Accounting Officer