Form 10-Q
period 1996-10-31
FINANCIAL FEDERAL CORP
filed 1996-12-06
CIK 854711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended         October 31, 1996


Commission file number        1-12006



FINANCIAL FEDERAL CORPORATION
(Exact name of registrant as specified in its charter)


Nevada                                88-0244792
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


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


At December 2, 1996, 9,890,808 shares of the Registrant's common stock, $.50 par value, were outstanding.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the quarter ended October 31, 1996


INDEX


Part I - Financial Information                                         Page No.


Item 1    Financial Statements - FINANCIAL FEDERAL CORPORATION AND
                                 SUBSIDIARIES

Consolidated Balance Sheet at October 31, 1996 (unaudited) and July 31, 1996
(audited)                                                                    3

Consolidated Statement of Operations and Retained Earnings for the three
months ended October 31, 1996 and October 31, 1995 (unaudited)               4

Consolidated Statement of Cash Flows for the three months ended October 31,
1996 and October 31, 1995 (unaudited)                                        5

Notes to Consolidated Financial Statements                                   6


Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           7-8


Part II - Other Information

Item 4     Submission of matters to a vote of  Security Holders              8

Item 6     Exhibits and Reports on Form  8-K                                 8

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET


                                              October 31, 1996
                                                (Unaudited)     July 31, 1996*
                                               -------------    -------------

ASSETS

Cash                                             $2,559,000       $2,426,000

Finance receivables                             468,536,000      437,706,000
 Less allowance for possible losses              (8,446,000)      (8,008,000)
                                               -------------    -------------
Finance receivables - net                       460,090,000      429,698,000
                                               -------------    -------------
Other assets                                      1,644,000          963,000
                                               -------------    -------------
TOTAL ASSETS                                   $464,293,000     $433,087,000
                                               =============    =============

LIABILITIES

Senior debt:
 Short - term                                   $14,266,000         $830,000
 Long - term ($10,327,000 at October 31, 1996
   and $9,376,000 at July 31, 1996 due to
   related parties)                             330,000,000      310,000,000
Accrued interest, taxes and other liabilities    12,017,000       12,160,000
Subordinated debentures ($2,181,000 at October
 31, 1996 and $3,178,000 at July 31, 1996 due
 to related parties)                              2,290,000        6,957,000
Deferred income taxes                             9,454,000        8,949,000
                                               -------------    -------------
Total liabilities                               368,027,000      338,896,000
                                               -------------    -------------
STOCKHOLDERS' EQUITY

Common stock                                      4,945,000        4,980,000
Additional paid-in capital                       57,671,000       58,289,000
Warrants                                             29,000           29,000
Retained earnings                                33,621,000       30,893,000
                                               -------------    -------------
Total stockholders' equity                       96,266,000       94,191,000
                                               -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $464,293,000     $433,087,000
                                               =============    =============


*Reproduced from balance sheet included in 1996 Annual Report to Stockholders.

The notes to consolidated financial statements are made a part hereof.



FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF OPERATIONS
AND RETAINED EARNINGS (UNAUDITED)


                                               Three Months Ended October 31,
                                               ------------------------------
                                                    1996             1995
                                               -------------    -------------
Finance income                                  $12,530,000      $10,175,000

Interest expense                                  5,147,000        4,771,000
                                               -------------    -------------
Finance income before provision for possible
 losses on finance receivables                    7,383,000        5,404,000

Provision for possible losses on finance
 receivables                                        525,000          410,000
                                               -------------    -------------
Net finance income                                6,858,000        4,994,000

Salaries and other expenses                       2,028,000        1,585,000
                                               -------------    -------------
Earnings before income taxes                      4,830,000        3,409,000

Provision for income taxes                        1,858,000        1,285,000
                                               -------------    -------------
NET EARNINGS                                      2,972,000        2,124,000

Retirement of treasury stock                       (244,000)
Retained earnings -  beginning of period         30,893,000       23,495,000
                                               -------------    -------------
RETAINED EARNINGS -  END OF PERIOD              $33,621,000      $25,619,000
                                               =============    =============

Earnings per common share:
 Primary                                              $0.28            $0.24
                                               =============    =============
 Fully diluted                                        $0.28            $0.23
                                               =============    =============
Average number of shares used:
 Primary                                         10,732,417        9,032,345
                                               =============    =============
 Fully diluted                                   10,732,417        9,074,321
                                               =============    =============


The notes to consolidated financial statements are made a part hereof.


FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                               Three Months Ended October 31,
                                               ------------------------------
                                                    1996             1995
                                               -------------    -------------

Cash flows from operating activities:
 Net earnings                                    $2,972,000       $2,124,000
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation                                     52,000           42,000
    Provision for possible losses on finance
      receivables                                   525,000          410,000
    Amortization of deferred origination costs      993,000          795,000
    Deferred income tax                             505,000          120,000
    Decrease (increase) in other assets              46,000          (22,000)
    (Decrease) in accrued interest, taxes
      and other liabilities                        (143,000)         (42,000)
                                               -------------    -------------
Net cash provided by operating activities         4,950,000        3,427,000
                                               -------------    -------------
Cash flows from investing activities:
 Finance receivables:
   Originated                                  (106,960,000)     (76,286,000)
   Collected                                     75,050,000       55,940,000
 Investment in marketable securities               (750,000)
 Payments for office furniture and equipment        (29,000)         (13,000)
                                               -------------    -------------
Net cash (used in) investing activities         (32,689,000)     (20,359,000)
                                              --------------    -------------
Cash flows from financing activities:
 Commercial paper:
   Maturities 90 days or less (net)              19,524,000          876,000
   Maturities greater than 90 days:
     Proceeds                                    38,279,000        3,899,000
     Repayments                                  (6,577,000)      (3,182,000)
 Notes payable - banks (net)                    (17,790,000)      29,921,000
 Repayment of senior subordinated note                           (15,000,000)
 Repayments of subordinated debentures           (4,667,000)
 Acquisition of treasury stock - 74,300 shares     (941,000)
 Proceeds from exercise of stock options             44,000
                                               -------------    -------------
Net cash provided by financing activities        27,872,000       16,514,000
                                               -------------    -------------
NET INCREASE (DECREASE) IN CASH                     133,000         (418,000)

Cash - beginning of period                        2,426,000        3,090,000
                                               -------------    -------------
CASH - END OF PERIOD                             $2,559,000       $2,672,000
                                               =============    =============

Supplemental disclosures of cash flow information:

     Interest paid                               $4,909,000       $4,810,000
                                               =============    =============
     Income taxes paid                             $529,000         $440,000
                                               =============    =============

The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as at October 31, 1996, and the results of operations and cash flows for the three month periods ended October 31, 1996 and October 31, 1995.

It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and footnote disclosures of Financial Federal Corporation and Subsidiaries for the fiscal year ended July 31, 1996 included in the Company's July 31, 1996 Annual Report on Form 10-K.

The consolidated results of operations for the three month periods ended October 31, 1996 and 1995 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
Earnings per common share is calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of dilutive stock options and warrants that are assumed to be exercised for the calculation.


NOTE 3 - LONG-TERM DEBT
At October 31, 1996, the Company had $275.0 million of committed unsecured revolving credit facilities from various banks expiring after one year. Long-term debt at October 31, 1996 includes $275.0 million of bank borrowings and commercial paper which are supported by these facilities.


NOTE 4 - SUBORDINATED DEBENTURES
In July 1996, the Company called its subordinated debentures at face value, offering holders the option to receive amended debentures. As a result, $4,667,000 of these debentures were repaid and $2,290,000 of amended debentures were issued on September 1, 1996. The amended debentures, due March 1, 2003, bear interest, payable semi-annually, at an annual rate of 8.0%, contain a penalty for prepayments made prior to September 1, 1999 and are subordinated to senior debt and other debt designated by the Board of Directors of the Company and to certain other liabilities as provided for in the debentures. The original debentures bore interest at the prime rate with minimum and maximum rates of 8.0% and 13.0%.


NOTE 5 - COMMON STOCK REPURCHASE PROGRAM
In August 1996, the Company established a program to repurchase its common stock. Total repurchases are limited to $2,500,000 under the program. As of November 29, 1996, 124,300 shares have been repurchased for $1,630,000. Shares repurchased are retired.


NOTE 6 - RECENT PRONOUNCEMENTS
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This standard requires either the recognition or disclosure of compensation expense based on the fair value of equity instruments granted to employees. The Company has elected to adopt the disclosure provisions of this standard commencing in the fiscal year ending July 31, 1997.



PART I
Item 2
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended October 31, 1996 to Three Months Ended October 31, 1995

Finance income increased 23% to $12.5 million in the first quarter of fiscal 1997 from $10.2 million in the first quarter of fiscal 1996. The increase was primarily the result of the $98 million, or 28%, increase in the amount of average finance receivables outstanding from the first quarter of fiscal 1996 ($356 million) to the first quarter of fiscal 1997 ($454 million) and was partially offset by decreased finance rates charged by the Company on new financings and variable rate finance receivables as a result of the quarter to quarter decline in market interest rates. New financings increased 41% to $106 million in the first quarter of fiscal 1997 from $75 million in the first quarter of fiscal 1996. The increase in new financings was primarily the result of a realignment and wider geographic dispersion of the Company's marketing personnel.

Interest expense increased 8% to $5.1 million in the first quarter of fiscal 1997 from $4.8 million in the first quarter of fiscal 1996. The overall increase was mainly due to the 19% increase in average borrowings during the first quarter of fiscal 1997 from the first quarter of fiscal 1996, offset by decreases in costs of funds and average market interest rates.

Since the increase in finance income exceeded the increase in interest expense, finance income before provision for possible losses on finance receivables increased by 37% to $7.4 million in the first quarter of fiscal 1997 from $5.4 million in the first quarter of fiscal 1996. Finance income before provision for possible losses, expressed as a percentage of average finance receivables outstanding, increased to 6.5% in the first quarter of fiscal 1997 from 6.1% in the first quarter of fiscal 1996. The increase was primarily due to the interest savings of approximately $400,000 on the debt repaid from the net proceeds of the Company's 1.7 million share public offering of its common stock in May 1996.

The provision for possible losses on finance receivables increased by 28% to $525,000 in the first quarter of fiscal 1997 from $410,000 in the first quarter of fiscal 1996. The increase was primarily due to the 28% increase in finance receivables. The allowance for possible losses, $8.4 million at October 31, 1996, expressed as a percentage of finance receivables, was 1.80% at October 31, 1996 as compared to 1.83% at October 31, 1995. Management continually evaluates the allowance for possible losses in light of past, current and projected economic, industry and geographic conditions. Finance receivables on which the Company has suspended the recognition of income, $5.2 million at October 31, 1996, expressed as a percentage of total finance receivables, increased to 1.1% at October 31, 1996 from 0.8% at October 31, 1995.

Salaries and other expenses increased 28% to $2.0 million in the first quarter of fiscal 1997 from $1.6 million in the first quarter of fiscal 1996. The increase was primarily due to increased marketing costs and salary increases.

Net earnings increased by 40% to $3.0 million in the first quarter of fiscal 1997 from $2.1 million in the first quarter of fiscal 1996. Primary earnings per share increased by 17% to $0.28 per share in the first quarter of fiscal 1997 from $0.24 per share in the first quarter of fiscal 1996. On a fully diluted basis, earnings per share increased by 22% to $0.28 per share in the first quarter of fiscal 1997 from $0.23 per share in the first quarter of fiscal 1996. The increase in earnings per share was lower than the increase in net earnings primarily due to the sale of 1.7 million shares of the Company's common stock in a public offering in May 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company endeavors to maximize its liquidity by diversifying its sources of funds, which include cash flows from operations, direct issuance of and dealer placed commercial paper, borrowings under short-term and long-term revolving credit facilities with banks, sales of additional equity and placement of term debt.

The Company issues investment garde commercial paper directly and through a program with recognized commercial paper dealers. In September 1996, the Company increased the size of the dealer program from $200 million to $250 million. Commercial paper outstanding at October 31, 1996 was $241.2 million. All of the Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank borrowings, and vice versa. The Company's policy is to maintain unused committed revolving credit facilities from banks greater than the amount of commercial paper outstanding.

At October 31, 1996, the Company had $107.5 million of short-term committed unsecured revolving credit facilities with various banks under which $13.0 million was outstanding and $275.0 million of long-term committed unsecured revolving credit facilities with various banks under which $35.1 million was outstanding.

At October 31, 1996, the Company also had $55.0 million of institutional term notes payable on September 1, 2001.

In September 1996, the Company invested $750,000 in equity securities. The Company may make additional investments in the future.

PART I
Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matter was submitted to a vote of security holders during the quarter ended October 31, 1996.


PART II
Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

11 - Computation of earnings per share
27 - Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended October 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FINANCIAL FEDERAL CORPORATION
                                         (Registrant)





                                  By:   /s/ Michael C. Palitz
                                        Executive Vice President and Treasurer



                                  By:   /s/ David H. Hamm
                                        Controller and Assistant Treasurer







December 5, 1996
(Date)

INDEX TO EXHIBITS



Exhibit No.       Exhibits                                  Page Location

11                Computation of Earnings Per Share              11

27                Financial Data Schedule (EDGAR version only)

FINANCIAL FEDERAL CORPORATION & SUBSIDIARIES
SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                        1996           1995
                                                    -----------    ------------

Primary
-------------------------
Net earnings for primary per share amounts           $2,972,000     $2,124,000
                                                     ==========     ==========

Weighted average number of common
  shares outstanding                                  9,897,904      8,226,750

Add - common equivalent shares
  (determined using the
  "treasury stock" method)                              834,513        805,595
                                                     ----------      ---------

Weighted average number of shares
  used in calculation of primary net
  earnings per common share                          10,732,417      9,032,345
                                                     ==========      =========

Primary net earnings per common share                     $0.28          $0.24
                                                     ==========      =========


Fully Diluted
--------------------------

Net earnings for fully diluted per share
  amounts                                            $2,972,000     $2,124,000
                                                     ==========     ==========

Weighted average number of shares
  used in calculation of fully diluted
  net earnings per common share                      10,732,417      9,074,321
                                                     ==========     ==========


Fully diluted net earnings per common
  share                                                   $0.28          $0.23
                                                      =========      =========