Form 10-Q
period 1997-01-31
FINANCIAL FEDERAL CORP
filed 1997-03-11
CIK 854711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended         January 31, 1997


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At March 7, 1997, 9,842,482 shares of the Registrant's common stock, $.50 par value, were outstanding.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the quarter ended January 31, 1997


INDEX



Part I - Financial Information                                  Page No.

Item 1   Financial Statements - FINANCIAL FEDERAL CORPORATION AND
                                SUBSIDIARIES

         Consolidated Balance Sheet at January 31, 1997 (unaudited)
         and July 31, 1996 (audited)                                  3

         Consolidated Statement of Operations and Retained Earnings
         for the three months and six months ended January 31, 1997
         and 1996 (unaudited)                                         4

         Consolidated Statement of Cash Flows for the six months
         ended January 31, 1997 and 1996 (unaudited)                  5

         Notes to Consolidated Financial Statements                   6


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                  7-8


Part II - Other Information

Item 4    Submission of matters to a vote of Security Holders       8-9

Item 6    Exhibits and Reports on Form  8-K                           9

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                     January 31, 1997
                                                                       (Unaudited)     July 31, 1996 *
                                                                      ------------     ------------
ASSETS

Cash                                                                    $4,297,000       $2,426,000

Finance receivables                                                    507,029,000      437,706,000
     Less allowance for possible losses                                 (9,008,000)      (8,008,000)
                                                                      ------------     ------------
Finance receivables - net                                              498,021,000      429,698,000

Other assets                                                               896,000          963,000
                                                                      ------------     ------------
TOTAL ASSETS                                                          $503,214,000     $433,087,000
                                                                      ============     ============

LIABILITIES

Senior debt :
     Short - term                                                      $12,239,000         $830,000
     Long - term ($11,444,000 at January 31, 1997 and
          $9,376,000 at July 31, 1996 due to related parties)          370,000,000      310,000,000
Accrued interest, taxes and other liabilities                           10,075,000       12,160,000
Subordinated debentures ($2,181,000 at January 31, 1997
     and $3,178,000 at July 31, 1996 due to related parties)             2,290,000        6,957,000
Deferred income taxes                                                    9,879,000        8,949,000
                                                                      ------------     ------------
Total liabilities                                                      404,483,000      338,896,000
                                                                      ------------     ------------
STOCKHOLDERS' EQUITY

Common stock                                                             4,921,000        4,980,000
Additional paid-in capital                                              57,245,000       58,289,000
Warrants                                                                    29,000           29,000
Retained earnings                                                       36,536,000       30,893,000
                                                                      ------------     ------------
Total stockholders' equity                                              98,731,000       94,191,000
                                                                      ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $503,214,000     $433,087,000
                                                                      ============     ============

<F1>
          *  Reproduced from balance sheet included in the 1996 Annual Report to Stockholders.

          The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
AND RETAINED EARNINGS (UNAUDITED)


                                                      Three Months Ended January 31,    Six Months Ended January 31,
                                                      ----------------------------     ----------------------------
                                                          1997            1996             1997            1996
                                                      ------------    ------------     ------------    ------------

Finance income                                         $13,356,000     $10,741,000      $25,886,000     $20,916,000

Interest expense                                         5,609,000       4,920,000       10,756,000       9,691,000
                                                      ------------    ------------     ------------    ------------
Finance income before provision for possible losses
     on finance receivables                              7,747,000       5,821,000       15,130,000      11,225,000

Provision for possible losses on finance receivables       625,000         410,000        1,150,000         820,000
                                                      ------------    ------------     ------------    ------------
Net finance income                                       7,122,000       5,411,000       13,980,000      10,405,000

Salaries and other expenses                              2,026,000       1,691,000        4,054,000       3,276,000
                                                      ------------    ------------     ------------    ------------
Earnings before income taxes                             5,096,000       3,720,000        9,926,000       7,129,000

Provision for income taxes                               1,962,000       1,403,000        3,820,000       2,688,000
                                                      ------------    ------------     ------------    ------------
NET EARNINGS                                             3,134,000       2,317,000        6,106,000       4,441,000

Retirements of treasury stock                             (219,000)       (840,000)        (463,000)       (840,000)
Three-for-two stock split                                               (1,372,000)                      (1,372,000)
Retained earnings -  beginning of period                33,621,000      25,619,000       30,893,000      23,495,000
                                                      ------------    ------------     ------------    ------------
RETAINED EARNINGS -  END OF PERIOD                     $36,536,000     $25,724,000      $36,536,000     $25,724,000
                                                      ============    ============     ============    ============

Earnings per common share:
     Primary                                                 $0.29           $0.25            $0.57           $0.49
                                                      ============    ============     ============    ============
     Fully diluted                                           $0.29           $0.25            $0.57           $0.49
                                                      ============    ============     ============    ============
Average number of shares used:
     Primary                                            10,728,201       9,095,177       10,730,309       9,067,752
                                                      ============    ============     ============    ============
     Fully diluted                                      10,755,636       9,156,477       10,780,867       9,153,294
                                                      ============    ============     ============    ============

<F1>
          The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                       Six Months Ended January 31,
                                                                      -----------------------------
                                                                          1997             1996
                                                                      ------------     ------------
Cash flows from operating activities:

     Net earnings                                                       $6,106,000       $4,441,000
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation                                                       105,000           88,000
        Gain on sales of marketable securities                             (27,000)
        Provision for possible losses on finance receivables             1,150,000          820,000
        Amortization of deferred origination costs                       1,986,000        1,629,000
        Deferred income taxes                                              930,000          630,000
        Decrease (increase) in other assets                                 84,000          (51,000)
        Increase (decrease) in accrued interest, taxes and other
           liabilities                                                  (2,085,000)       1,293,000
                                                                      ------------     ------------
Net cash provided by operating activities                                8,249,000        8,850,000
                                                                      ------------     ------------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                  (220,204,000)    (155,526,000)
          Collected                                                    148,745,000      117,229,000
     Investment in marketable securities                                  (750,000)
     Proceeds from sales of marketable securities                          777,000
     Payments for office furniture and equipment                          (122,000)         (75,000)
                                                                      ------------     ------------
Net cash (used in) investing activities                                (71,554,000)     (38,372,000)
                                                                      ------------     ------------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                              17,084,000        8,447,000
          Maturities greater than 90 days:
               Proceeds                                                 83,712,000        5,392,000
               Repayments                                              (47,267,000)      (9,404,000)
     Notes payable - banks
          Maturities 90 days or less (net)                              12,880,000       84,720,000
          Maturities greater than 90 days:
               Proceeds                                                  5,000,000
               Repayments                                                               (45,000,000)
     Repayment of senior subordinated note                                              (15,000,000)
     Repayments of subordinated debentures                              (4,667,000)
     Acquisitions of treasury stock - 124,300 shares                    (1,630,000)
     Proceeds from exercise of stock options                                54,000           38,000
     Tax benefit relating to stock options                                  10,000
                                                                      ------------     ------------
Net cash provided by financing activities                               65,176,000       29,193,000
                                                                      ------------     ------------
NET INCREASE (DECREASE) IN CASH                                          1,871,000         (329,000)
Cash - beginning of period                                               2,426,000        3,090,000
                                                                      ------------     ------------
CASH - END OF PERIOD                                                    $4,297,000       $2,761,000
                                                                      ============     ============
Supplemental disclosures of cash flow information:
     Interest paid                                                      $9,936,000       $9,272,000
                                                                      ============     ============
     Income taxes paid                                                  $2,808,000       $1,745,000
                                                                      ============     ============

<F1>
          The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as at January 31, 1997, and the results of operations and cash flows for the three and six month periods ended January 31, 1997 and 1996.

These condensed financial statements should be read in conjunction with the consolidated financial statements and footnote disclosures of Financial Federal Corporation and Subsidiaries for the fiscal year ended July 31, 1996 included in the Company's July 31, 1996 Annual Report on Form 10-K.

The consolidated results of operations for the three and six month periods ended January 31, 1997 and 1996 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
Earnings per common share is calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of dilutive stock options and warrants that are assumed to be exercised for the calculation.


NOTE 3 - LONG-TERM DEBT
At January 31, 1997, the Company had $315.0 million of committed unsecured revolving credit facilities from various banks expiring after one year. Long-term debt at January 31, 1997 includes $310.0 million of commercial paper and short-term bank borrowings which are supported by these facilities, $5.0 million of long-term bank borrowings due in February 1998 and $55.0 million of term notes payable in September 2001.


NOTE 4 - COMMON STOCK REPURCHASE PROGRAM
In August 1996, the Company established a program to repurchase its common stock. Total repurchases are limited to $2,500,000 under the program. As of February 28, 1997, 124,300 shares have been repurchased for $1,630,000. Shares repurchased are retired.


NOTE 5 - RECENT PRONOUNCEMENTS
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This standard requires either the recognition or disclosure of compensation expense based on the fair value of equity instruments granted to employees. The Company has elected to adopt the disclosure provisions of this standard commencing in the fiscal year ending July 31, 1997.

PART I
Item 2
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 1997 to Three Months Ended January 31, 1996

Finance income increased 24% to $13.4 million in the second quarter of fiscal 1997 from $10.7 million in the second quarter of fiscal 1996.
The increase was primarily the result of the $115 million, or 31%, increase in the amount of average finance receivables outstanding from the second quarter of fiscal 1996 ($374 million) to the second quarter of fiscal 1997 ($489 million) and was partially offset by decreased finance rates charged by the Company on new financings and on variable rate finance receivables as a result of the quarter to quarter decline in market interest rates. Financings booked in the second quarter of fiscal 1997 increased 44% to $112 million from $78 million in the second quarter of fiscal 1996 primarily as a result of the expansion of the Company's marketing efforts into new geographic areas and further penetration into its existing areas. In November 1996, the Company opened a new full service branch office in Mesa, Arizona.

Interest expense increased 14% to $5.6 million in the second quarter of fiscal 1997 from $4.9 million in the second quarter of fiscal 1996. The overall increase was mainly due to the 24% increase in average borrowings during the second quarter of fiscal 1997 from the second quarter of fiscal 1996, partially offset by decreases in costs of funds and average market interest rates.

Finance income before provision for possible losses on finance receivables increased by 33% to $7.7 million in the second quarter of fiscal 1997 from $5.8 million in the second quarter of fiscal 1996. Finance income before provision for possible losses, expressed as an annual percentage of average finance receivables outstanding, increased to 6.3% in the second quarter of fiscal 1997 from 6.2% in the second quarter of fiscal 1996. The increase was primarily due to the interest savings of approximately $400,000 on the debt repaid from the net proceeds of the Company's 1.7 million share public offering of its common stock in May 1996.

The provision for possible losses on finance receivables increased by 52% to $625,000 in the second quarter of fiscal 1997 from $410,000 in the second quarter of fiscal 1996. The increase was primarily due to the increase in finance receivables. The allowance for possible losses, $9.0 million at January 31, 1997, expressed as a percentage of finance receivables, was 1.8% at January 31, 1997 as compared to 1.9% at January 31, 1996. Management continually evaluates the allowance for possible losses in light of past, current and projected economic, industry and geographic conditions. Finance receivables on which the Company has suspended the recognition of income, $5.4 million at January 31, 1997, expressed as a percentage of total finance receivables, increased to 1.1% at January 31, 1997 from 0.9% at January 31, 1996.

Salaries and other expenses increased 20% to $2.0 million in the second quarter of fiscal 1997 from $1.7 million in the second quarter of fiscal 1996. The increase was primarily due to increased marketing costs and salary increases.

Net earnings increased by 35% to $3.1 million in the second quarter of fiscal 1997 from $2.3 million in the second quarter of fiscal 1996. Primary and fully diluted earnings per share increased by 16% to $0.29 per share in the second quarter of fiscal 1997 from $0.25 per share in the second quarter of fiscal 1996. The increase in earnings per share was lower than the increase in net earnings primarily due to the sale of
1.7 million shares of the Company's common stock in a public offering in May 1996.


Comparison of Six Months Ended January 31, 1997 to Six Months Ended January 31, 1996

Finance income increased 24% to $25.9 million in the first half of fiscal 1997 from $20.9 million in the first half of fiscal 1996. The increase was primarily the result of the $109 million, or 30%, increase in the amount of average finance receivables outstanding from the first half of fiscal 1996 ($363 million) to the first half of fiscal 1997 ($472 million) and was partially offset by decreased finance rates charged by the Company on new financings and on variable rate finance receivables as a result of the half year to half year decline in market interest rates. Financings booked in the first half of fiscal 1997 increased 42% to $218 million from $153 million in the first half of fiscal 1996 primarily as a result of the expansion of the Company's marketing efforts into new geographic areas and further penetration into its existing areas. In November 1996, the Company opened a new full service branch office in Mesa, Arizona.

Interest expense increased 11% to $10.8 million in the first half of fiscal 1997 from $9.7 million in the first half of fiscal 1996. The overall increase was mainly due to the 21% increase in average borrowings during the first half of fiscal 1997 from the first half of fiscal 1996, partially offset by decreases in costs of funds and average market interest rates.

Finance income before provision for possible losses on finance receivables increased by 35% to $15.1 million in the first half of fiscal 1997 from $11.2 million in the first half of fiscal 1996. Finance income before provision for possible losses, expressed as an annual percentage of average finance receivables outstanding, increased to 6.4% in the first half of fiscal 1997 from 6.2% in the first half of fiscal 1996. The increase was primarily due to the interest savings of approximately $800,000 on the debt repaid from the net proceeds of the Company's 1.7 million share public offering of its common stock in May 1996.

The provision for possible losses on finance receivables increased by 40% to $1.2 million in the first half of fiscal 1997 from $820,000 in the first half of fiscal 1996. The increase was primarily due to the increase in finance receivables.

Salaries and other expenses increased 24% to $4.1 million in the first half of fiscal 1997 from $3.3 million in the first half of fiscal 1996. The increase was primarily due to increased marketing costs and salary increases.

Net earnings increased by 37% to $6.1 million in the first half of fiscal 1997 from $4.4 million in the first half of fiscal 1996. Primary and fully diluted earnings per share increased by 16% to $0.57 per share in the first half of fiscal 1997 from $0.49 per share in the first half of fiscal 1996. The increase in earnings per share was lower than the increase in net earnings primarily due to the sale of 1.7 million shares of the Company's common stock in a public offering in May 1996.



LIQUIDITY AND CAPITAL RESOURCES

The Company endeavors to maximize its liquidity by diversifying its sources of funds, which include cash flows from operations, dealer placed and direct issuance of commercial paper, borrowings under long-term and short-term revolving credit facilities with banks, placements of term debt and sales of additional equity.

The Company issues investment grade commercial paper directly and through a $250.0 million program with recognized commercial paper dealers. Commercial paper outstanding at January 31, 1997 was $243.5 million. All of the Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank borrowings, and vice versa. The Company's policy is to maintain unused committed revolving credit facilities from banks greater than the amount of commercial paper outstanding.

At January 31, 1997, the Company had $315.0 million of long-term committed unsecured revolving credit facilities with various banks under which $83.7 million was outstanding and $70.0 million of short-term committed unsecured revolving credit facilities with various banks which were fully available.

At January 31, 1997, the Company also had $55.0 million of institutional term notes payable on September 1, 2001.

PART II
Item 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on December 10, 1996, the following nominees (followed by the total number of votes for and votes withheld) were elected to the Board of Directors: Lawrence B. Fisher, 9,263,118, 74,450; William C. MacMillen, Jr., 9,271,018, 66,550;
Bernard G. Palitz, 9,261,518, 76,050; Clarence Y. Palitz, Jr., 9,261,518, 76,050; Michael C. Palitz, 9,261,918, 75,650 and Paul
Sinsheimer, 9,263,118, 74,450.

The proposal for the appointment of Eisner & Lubin LLP as independent auditors of the Company and its subsidiaries for the fiscal year ending July 31, 1997 was ratified at the Annual Meeting. A total of 9,257,618 shares were voted for the ratification of the appointment of Eisner & Lubin LLP; 74,550 shares voted against; and 5,400 shares abstained.


PART II
Item 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10 - Deferred Compensation Agreement
    11 - Computation of Earnings Per Share
    27 - Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K

    The Company did not file any Reports on Form 8-K during the quarter ended January 31, 1997.

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


FINANCIAL FEDERAL CORPORATION
(Registrant)





By:   /s/ Michael C. Palitz
      Executive Vice President
      and Treasurer



By:   /s/ David H. Hamm
      Controller and
      Assistant Treasurer






March 10, 1997
(Date)

INDEX TO EXHIBITS



Exhibit No.  Exhibit                                               Page

10.23 Deferred Compensation Agreement dated December 30, 1996 between Clarence Y. Palitz, Jr. and Financial Federal
             Corporation                                             11

11           Computation of Earnings Per Share                       15

27           Financial Data Schedule (EDGAR version only)