Form 10-Q
period 1997-04-30
FINANCIAL FEDERAL CORP
filed 1997-06-09
CIK 854711

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended: April 30, 1997


Commission file number: 1-12006



                        FINANCIAL FEDERAL CORPORATION
            (Exact name of registrant as specified in its charter)


           Nevada                                 88-0244792
  (State of incorporation)          (I.R.S. Employer Identification Number)



                      400 Park Avenue, New York, NY 10022
                    (Address of principal executive offices)
                                  (Zip code)



                                (212) 888-3344
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At June 6, 1997, 9,842,482 shares of the Registrant's common stock, $.50 par value, were outstanding.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the quarter ended April 30, 1997


INDEX



Part I - Financial Information                           Page No.

Item 1  Financial Statements - FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

        Consolidated Balance Sheet at April 30, 1997
        (unaudited) and July 31, 1996 (audited)                3

        Consolidated Statement of Operations and Retained
        Earnings for the three months and nine months
        ended April 30, 1997 and 1996 (unaudited)              4

        Consolidated Statement of Cash Flows for the nine
        months ended April 30, 1997 and 1996 (unaudited)       5

        Notes to Consolidated Financial Statements             6


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  7-8


Part II - Other Information

Item 4  Submission of matters to a vote of Security
        Holders                                                9

Item 6  Exhibits and Reports on Form  8-K                      9

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET


                                                                      April 30, 1997
                                                                       (Unaudited)     July 31, 1996  *
                                                                      ------------     ------------
ASSETS
Cash                                                                    $2,569,000       $2,426,000

Finance receivables                                                    541,369,000      437,706,000
     Less allowance for possible losses                                 (9,638,000)      (8,008,000)
                                                                      ------------     ------------
Finance receivables - net                                              531,731,000      429,698,000

Other assets                                                             1,036,000          963,000
                                                                      ------------     ------------
TOTAL ASSETS                                                          $535,336,000     $433,087,000
                                                                      ============     ============

LIABILITIES

Senior debt:
     Short - term                                                      $38,829,000         $830,000
     Long - term ($12,713,000 at April 30, 1997 and
          $9,376,000 at July 31, 1996 due to related parties)          370,000,000      310,000,000
Accrued interest, taxes and other liabilities                           11,749,000       12,160,000
Subordinated debentures ($2,181,000 at April 30, 1997
     and $3,178,000 at July 31, 1996 due to related parties)             2,290,000        6,957,000
Deferred income taxes                                                   10,379,000        8,949,000
                                                                      ------------     ------------
Total liabilities                                                      433,247,000      338,896,000
                                                                      ------------     ------------
STOCKHOLDERS' EQUITY

Common stock                                                             4,921,000        4,980,000
Additional paid-in capital                                              57,316,000       58,289,000
Warrants                                                                    29,000           29,000
Retained earnings                                                       39,823,000       30,893,000
                                                                      ------------     ------------
Total stockholders' equity                                             102,089,000       94,191,000
                                                                      ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $535,336,000     $433,087,000
                                                                      ============     ============

<F1>
          *  Reproduced from balance sheet included in the 1996 Annual Report to Stockholders.

          The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
AND RETAINED EARNINGS (UNAUDITED)


                                                      Three Months Ended April 30,      Nine Months Ended April 30,
                                                      ----------------------------     ----------------------------
                                                          1997            1996             1997            1996
                                                      ------------    ------------     ------------    ------------
Finance income                                         $13,999,000     $10,905,000      $39,885,000     $31,821,000

Interest expense                                         5,942,000       4,695,000       16,698,000      14,386,000
                                                      ------------    ------------     ------------    ------------
Finance income before provision for possible losses
     on finance receivables                              8,057,000       6,210,000       23,187,000      17,435,000

Provision for possible losses on finance receivables       650,000         400,000        1,800,000       1,220,000
                                                      ------------    ------------     ------------    ------------
Net finance income                                       7,407,000       5,810,000       21,387,000      16,215,000

Salaries and other expenses                              2,062,000       1,895,000        6,116,000       5,171,000
                                                      ------------    ------------     ------------    ------------
Earnings before income taxes                             5,345,000       3,915,000       15,271,000      11,044,000

Provision for income taxes                               2,058,000       1,476,000        5,878,000       4,164,000
                                                      ------------    ------------     ------------    ------------
NET EARNINGS                                             3,287,000       2,439,000        9,393,000       6,880,000

Retirements of treasury stock                                                              (463,000)       (840,000)
Three-for-two stock split                                                                                (1,372,000)
Retained earnings - beginning of period                 36,536,000      25,724,000       30,893,000      23,495,000
                                                      ------------    ------------     ------------    ------------
RETAINED EARNINGS - END OF PERIOD                      $39,823,000     $28,163,000      $39,823,000     $28,163,000
                                                      ============    ============     ============    ============

Earnings per common share:
     Primary                                                 $0.31           $0.27            $0.87           $0.76
                                                      ============    ============     ============    ============
     Fully diluted                                           $0.31           $0.27            $0.87           $0.75
                                                      ============    ============     ============    ============
Average number of shares used:
     Primary                                            10,765,208       9,153,099       10,741,687       9,095,175
                                                      ============    ============     ============    ============
     Fully diluted                                      10,765,208       9,153,099       10,765,661       9,136,854
                                                      ============    ============     ============    ============

<F1>
          The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended April 30,
                                                                      -----------------------------
                                                                          1997             1996
                                                                      ------------     ------------
Cash flows from operating activities:
     Net earnings                                                       $9,393,000       $6,880,000
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation                                                       163,000          142,000
        Provision for possible losses on finance receivables             1,800,000        1,220,000
        Amortization of deferred origination costs                       3,049,000        2,520,000
        Deferred income taxes                                            1,430,000          880,000
        (Increase) in other assets                                        (112,000)        (303,000)
        Increase (decrease) in accrued interest, taxes and other
           liabilities                                                    (411,000)       1,697,000
                                                                      ------------     ------------
Net cash provided by operating activities                               15,312,000       13,036,000
                                                                      ------------     ------------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                  (332,188,000)    (246,739,000)
          Collected                                                    225,306,000      181,461,000
     Other                                                                (124,000)        (202,000)
                                                                      ------------     ------------
Net cash (used in) investing activities                               (107,006,000)     (65,480,000)
                                                                      ------------     ------------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                              10,422,000        4,418,000
          Maturities greater than 90 days:
               Proceeds                                                115,167,000       10,179,000
               Repayments                                              (75,690,000)     (12,328,000)
     Notes payable - banks:
          Maturities 90 days or less (net)                              43,100,000       64,425,000
          Maturities greater than 90 days:
               Proceeds                                                  5,000,000
               Repayments                                                               (55,000,000)
     Proceeds from institutional term notes                                              55,000,000
     Repayment of senior subordinated note                                              (15,000,000)
     Repayments of subordinated debentures                              (4,667,000)
     Acquisitions of treasury stock - 124,300 shares                    (1,630,000)
     Proceeds from exercise of stock options                                61,000           56,000
     Tax benefit relating to stock options                                  74,000
                                                                      ------------     ------------
Net cash provided by financing activities                               91,837,000       51,750,000
                                                                      ------------     ------------
NET INCREASE (DECREASE) IN CASH                                            143,000         (694,000)

Cash - beginning of period                                               2,426,000        3,090,000
                                                                      ------------     ------------
CASH - END OF PERIOD                                                    $2,569,000       $2,396,000
                                                                      ============     ============
Supplemental disclosures of cash flow information:
     Interest paid                                                     $16,453,000      $14,653,000
                                                                      ============     ============
     Income taxes paid                                                  $4,322,000       $2,481,000
                                                                      ============     ============

<F1>
          The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as at April 30, 1997, and the results of operations and cash flows for the three and nine month periods ended April 30, 1997 and 1996.

These condensed financial statements should be read in conjunction with the consolidated financial statements and note disclosures of Financial Federal Corporation and Subsidiaries for the fiscal year ended July 31, 1996 included in the Company's
July 31, 1996 Annual Report on Form 10-K.

The consolidated results of operations for the three and nine month periods ended April 30, 1997 and 1996 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
Earnings per common share is calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of dilutive stock options and warrants that are assumed to be exercised for the calculation.


NOTE 3 - LONG-TERM SENIOR DEBT
At April 30, 1997, the Company had $315.0 million of committed unsecured revolving credit facilities expiring after one year from various banks. Long-term senior debt of $370.0 million at April 30, 1997 includes $89.0 million of borrowings under these facilities, $226.0 million of commercial paper and short-term bank borrowings which are supported by these facilities and $55.0 million of term notes payable in September 2001.

The Company is presently negotiating the private placement of $50.0 million of senior term notes with maturities expected to be in the range of three to three and one half years.


NOTE 4 - COMMON STOCK REPURCHASE PROGRAM
In May 1997, the Board of Directors authorized an increase in the size of Company's common stock repurchase program from $2.5 million to $4.1 million. As of June 6, 1997, 124,300 shares have been repurchased for $1.6 million. Shares repurchased are retired.


NOTE 5 - RECENT PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard, which becomes effective in the Company's quarter ending January 31, 1998, replaces the current primary and fully diluted earnings per share presentation, both of which include the effects of common stock equivalents, with basic and diluted earnings per share. Under SFAS 128, basic earnings per share, which is calculated by dividing net income by the weighted average number of common shares outstanding during the period, would be $0.33 and $0.95 per share for the three and nine months ended April 30, 1997, respectively. Diluted earnings per share would be the same as primary earnings per share for the three and nine months ended April 30, 1997.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard requires either the recognition or disclosure of compensation expense based on the fair value of equity instruments granted to employees. The Company has adopted the disclosure provisions of this standard in this fiscal year ending July 31, 1997.

PART I
Item 2
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 1997 to Three Months
Ended April 30, 1996

Finance income increased 28% to $14.0 million in the third quarter of fiscal 1997 from $10.9 million in the third quarter of fiscal 1996. The increase was primarily the result of the $132 million, or 34%, increase in the amount of average finance receivables outstanding from the third quarter of fiscal 1996 ($391 million) to the third quarter of fiscal 1997 ($523 million) and was partially offset by lower finance rates charged by the Company. Financings booked in the third quarter of fiscal 1997 increased 23% to $111 million from $90 million in the third quarter of fiscal 1996 primarily as a result of the expansion of the Company's marketing efforts into new geographic areas and further penetration into its existing areas.

Interest expense increased 27% to $5.9 million in the third quarter of fiscal 1997 from $4.7 million in the third quarter of fiscal 1996. The overall increase was mainly due to the 29% increase in average borrowings during the third quarter of fiscal 1997 from the third quarter of fiscal 1996, partially offset by decreases in costs of funds.

Finance income before provision for possible losses on finance receivables increased by 30% to $8.1 million in the third quarter of fiscal 1997 from $6.2 million in the third quarter of fiscal 1996. Finance income before provision for possible losses, expressed as an annual percentage of average finance receivables outstanding, decreased to 6.2% in the third quarter of fiscal 1997 from 6.3% in the third quarter of fiscal 1996. The decrease was primarily due to a decrease in the Company's net interest spread, partially offset by the interest savings of approximately $400,000 on the debt repaid from the net proceeds of the Company's public offering of 1.7 million shares of its common stock in May 1996.

The provision for possible losses on finance receivables increased by 63% to $650,000 in the third quarter of fiscal 1997 from $400,000 in the third quarter of fiscal 1996. The increase was primarily due to the increase in finance receivables. The allowance for possible losses, which increased to $9.6 million at April 30, 1997 from $7.6 million at April 30, 1996, was 1.8% of finance receivables at April 30, 1997 as compared to 1.9% at April 30, 1996. Management continually evaluates the allowance for possible losses based on past, current and projected economic, industry and geographic conditions. Finance receivables on which the Company has suspended income recognition decreased to $4.8 million, or 0.9% of total finance receivables, at April 30, 1997, from $5.8 million, or 1.4% of total finance receivables, at April 30, 1996.

Salaries and other expenses increased 9% to $2.1 million in the third quarter of fiscal 1997 from $1.9 million in the third quarter of fiscal 1996. The increase was primarily due to increased marketing costs and salary increases.

Net earnings increased by 35% to $3.3 million in the third quarter of fiscal 1997 from $2.4 million in the third quarter of fiscal 1996. Primary and fully diluted earnings per share increased by 15% to $0.31 per share in the third quarter of fiscal 1997 from $0.27 per share in the third quarter of fiscal 1996. The percentage increase in earnings per share was lower than the percentage increase in net earnings primarily due to the sale of 1.7 million shares of the Company's common stock in a public offering in May 1996.


Comparison of Nine Months Ended April 30, 1997 to Nine Months
Ended April 30, 1996

Finance income increased 25% to $39.9 million in the first nine months of fiscal 1997 from $31.8 million in the first nine months of fiscal 1996. The increase was primarily the result of the $117 million, or 31%, increase in the amount of average finance receivables outstanding from the first nine months of fiscal 1996 ($372 million) to the first nine months of fiscal 1997 ($489 million) and was partially offset by decreased finance rates charged by the Company on new financings and on variable rate finance receivables as a result of the period to period decline in average market interest rates. Financings booked in the first nine months of fiscal 1997 increased 35% to $329 million from $244 million in the first nine months of fiscal 1996 primarily as a result of the expansion of the Company's marketing efforts into new geographic areas and further penetration into its existing areas. In November 1996, the Company opened a new full service office in Mesa, Arizona.

Interest expense increased 16% to $16.7 million in the first nine months of fiscal 1997 from $14.4 million in the first nine months of fiscal 1996. The overall increase was mainly due to the 24% increase in average borrowings during the first nine months of fiscal 1997 from the first nine months of fiscal 1996, partially offset by decreases in costs of funds and average market interest rates.

Finance income before provision for possible losses on finance receivables increased by 33% to $23.2 million in the first nine months of fiscal 1997 from $17.4 million in the first nine months of fiscal 1996. Finance income before provision for possible losses, expressed as an annual percentage of average finance receivables outstanding, increased to 6.3% in the first nine months of fiscal 1997 from 6.2% in the first nine months of fiscal 1996. The increase was primarily due to the interest savings of approximately $1.2 million on the debt repaid from the net proceeds of the Company's public offering of 1.7 million shares of its common stock in May 1996, offset by a slight decrease in the Company's net interest spread.

The provision for possible losses on finance receivables increased by 48% to $1.8 million in the first nine months of fiscal 1997 from $1.2 million in the first nine months of fiscal
1996. The increase was primarily due to the increase in finance receivables.

Salaries and other expenses increased 18% to $6.1 million in the first nine months of fiscal 1997 from $5.2 million in the first nine months of fiscal 1996. The increase was primarily due to increased marketing costs and salary increases.

Net earnings increased by 37% to $9.4 million in the first nine months of fiscal 1997 from $6.9 million in the first nine months of fiscal 1996. Primary earnings per share increased by 14% to $0.87 per share in the first nine months of fiscal 1997 from $0.76 per share in the first nine months of fiscal 1996 and fully diluted earnings per share increased by 16% to $0.87 per share in the first nine months of fiscal 1997 from $0.75 per share in the first nine months of fiscal 1996. The increases in earnings per share were lower than the increase in net earnings primarily due to the sale of 1.7 million shares of the Company's common stock in a public offering in May 1996.



LIQUIDITY AND CAPITAL RESOURCES

The Company endeavors to maximize its liquidity by diversifying its sources of funds, which include cash flows from operations, dealer placed and direct issuance of commercial paper, borrowings under long-term and short-term revolving credit facilities with banks, placements of term debt and sales of additional equity.

The Company issues investment grade commercial paper directly and through a $250.0 million program with recognized commercial paper dealers. Commercial paper outstanding at April 30, 1997 was $239.9 million. All of the Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank borrowings, and vice versa. The Company's policy is to maintain unused committed revolving credit facilities from banks greater than the amount of commercial paper outstanding.

At April 30, 1997, the Company had $315.0 million of long-term committed unsecured revolving credit facilities with various banks under which $89.0 million of borrowings were outstanding and $70.0 million of short-term committed unsecured revolving credit facilities with various banks under which $25.0 million of borrowings were outstanding.

At April 30, 1997, the Company also had $55.0 million of institutional term notes due on September 1, 2001 and was negotiating the private placement of $50.0 million of senior term notes with maturities expected to be in the range of three to three and one half years.

PART II

Item 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matter was submitted to a vote of security holders during the quarter ended April 30, 1997.


Item 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    11 - Computation of Earnings Per Share
    27 - Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K

    The Company did not file any Reports on Form 8-K during the quarter ended April 30, 1997.

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



FINANCIAL FEDERAL CORPORATION
(Registrant)




By:   /s/ Michael C. Palitz
      Executive Vice President
      and Treasurer




By:   /s/ David H. Hamm
      Controller and
      Assistant Treasurer








June 9, 1997
(Date)

INDEX TO EXHIBITS



Exhibit No.  Exhibit                                       Page

11           Computation of Earnings Per Share              12

27           Financial Data Schedule (EDGAR version only)