Form 10-K
period 1997-07-31
FINANCIAL FEDERAL CORP
filed 1997-10-28
CIK 854711

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549-1004
                                    ---------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended July 31, 1997

                          Commission file number 1-12006

                           FINANCIAL FEDERAL CORPORATION
              (Exact name of Registrant as specified in its charter)

         Nevada                                         88-0244792
(State of incorporation)                  (I.R.S. Employer Identification No.)

                    400 Park Avenue, New York, New York 10022
                    (Address of principal executive offices)
                                 (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on October 20, 1997 was $169,800,281.25. The aggregate market value was computed by reference to the closing price of the Common Stock on the American Stock Exchange on the prior day (which was $18.75 per share). For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non-affiliates was computed as 9,056,015 shares.

The number of shares of the Registrant's Common Stock outstanding as of October 20, 1997 was 14,777,325 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held December 9, 1997, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report. In addition, page 1 and pages 7 through 25 of Financial Federal Corporation's 1997 Annual Report to Stockholders is incorporated by reference in answer to Items 6, 7 and 8 of
Part II.

PART I
Item 1.  BUSINESS

     The Company, incorporated under the laws of Nevada in 1989, is an independent financial services company engaged in financing industrial, commercial and professional equipment through installment sales and leasing programs for manufacturers, dealers and users of such equipment. The Company also makes capital loans to its customers, primarily secured by the same types of equipment. The Company provides its services primarily to middle-market businesses located throughout the nation in diverse industries, such as general construction, road and infrastructure construction and repair, manufacturing, trucking, and waste disposal, the majority of which businesses have annual sales of up to $20 million. The Company finances a wide range of revenue-producing equipment such as cranes, earth-movers, machine tools, personnel lifts, trailers and trucks. In substantially all cases, the Company's finance receivables are secured by a first lien on such equipment collateral. The Company generates profits to the extent that its finance income exceeds its cost of borrowed funds, operating and administrative expenses and provision for possible losses.

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

     Sample types of equipment that the Company finances include air compressors, bulldozers, buses, compactors, crawler cranes, earth-movers, excavators, generators, hydraulic truck cranes, loaders, machine tools, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Most of the equipment the Company finances is used in more than one industry.

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

     Maintenance of Underwriting Standards. The Company has developed and implemented credit underwriting policies and procedures that are designed to achieve attractive yields while minimizing delinquencies and credit losses. Unlike many of its competitors, the Company does not use credit scoring models but instead relies upon the experience of its credit officers to assess the creditworthiness of the obligors and collateral values and accordingly structure transactions to provide an appropriate risk adjusted return to the Company. Each credit submission, regardless of size, requires the approval of at least two credit officers.

     Focus on Specific Collateral. Virtually all finance receivables originated or acquired are secured by a first lien on the pledged collateral. The Company focuses on financing revenue-producing equipment that is movable, has an economic life longer than the term of the financing, is not subject to rapid technological obsolescence, has applications in a number of different industries and has a relatively broad resale market. A majority of the collateral pledged to the Company by obligors is used late model equipment. Management believes this type of collateral is less subject to rapid depreciation as compared to new equipment, and, therefore, is more stable for the purpose of determining resale values.

     Expansion. The Company's five full service offices are located in the United States. Thirty-five (35) full-time new business marketing representatives directly report to such offices. The obligors represented in the Company's portfolio of finance receivables are located in all fifty states. The Company believes that its share of the U.S. market for equipment finance and leasing receivables is less than one percent (1%); therefore, management believes there is substantial opportunity for growth. The Company intends to achieve such growth by employing additional marketing personnel and opening new full service offices.

     Personnel Policy. The Company recognizes that, in order to continue to compete profitably, it must offer to its business prospects and customers a high level of service, which the Company believes it can accomplish by attracting and retaining the services of a team of dedicated and talented managerial, marketing and administrative personnel. The present strategy used by the Company to attract and retain such personnel is to offer competitive salary arrangements, an equity interest in the Company through participation in the Stock Option Plan, and enhanced career opportunities. Approximately 70% of the Company's directors, officers and employees who had been employed by the Company for at least one year as of July 31, 1997, are presently participants in the Stock Option Plan and/or own stock in the Company.

     Improved Borrowing Spread and Diversified Funding Sources. The Company continually seeks to improve its borrowing spread (which is the spread the Company pays to its funding sources over the applicable borrowing indices) and diversify its funding sources. The Company seeks to lengthen the maturities of its committed unsecured credit facilities to more closely match the average maturity of its finance receivables portfolio. As the Company's capital base increases, the Company should be better positioned to arrange for improved terms under its present and future committed unsecured credit facilities. Any such reduction in the Company's funding costs should enable the Company to become more rate competitive, develop additional vendor relationships and expand its customer base. Moreover, diversification in funding sources should provide the Company with greater flexibility to address possible future market conditions.

Marketing Strategy
     The Company markets its services through marketing personnel based in 23 domestic locations, including 5 full service offices, and originates finance receivables through its relationships with dealers and, to a lesser extent, manufacturers (sometimes collectively called "vendors"). The Company also directly markets its finance and leasing services to end-users for the acquisition or use of equipment and for capital loans. The Company emphasizes credit/collateral quality in all of its originations. All of the Company's marketing personnel are salaried rather than commission-based and the majority of such personnel participate in the Stock Option Plan. Thus, the Company expects that its marketing personnel should have a close community of interest with the Company and its stockholders.

     The Company's marketing activities are relationship and service oriented. The Company has a team of dedicated and seasoned marketing and managerial personnel, with average industry experience of more than 15 years, who solicit new business from the vendors and users of equipment. Management believes that the experience, knowledge and relationships of its executives and managers and marketing personnel, related to its customer and prospect base, equipment values, resale markets, and local economic and industry conditions, enable the Company to compete effectively on the basis of prompt, responsive and customized service. The Company's customer services include making prompt credit decisions, arranging financing structures responsive to customer needs, providing direct contact between customers and Company executives and managers with decision-making authority and providing prompt and knowledgeable responses to inquiries and to temporary business problems which customers may encounter in the ordinary course of their business.

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

     The vendors with whom the Company seeks to establish these relationships tend to be mid-sized, since the larger vendors typically generate a volume of business which is greater than the Company can presently service with its existing financial resources. The Company is not obligated to purchase any finance receivables from vendors nor are vendors obligated to sell any finance receivables to the Company. The Company's vendor relationships generally are nonexclusive. The Company presently has relationships with more than 100 vendors and is not dependent on any single vendor. In all vendor generated business, the Company independently approves the credit of the prospective obligor or lessee. The Company may also have recourse to the vendors.

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

Originating, Structuring and Underwriting of Finance Receivables
     The Company originates financings typically ranging in amount from $30,000 to $1.0 million per transaction. Finance receivables originated by the Company averaged $144,000 in fiscal 1997, $140,000 in fiscal 1996 and $134,000 in fiscal 1995.

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

     A portion of the Company's business is providing capital loans secured by equipment. Customers seek capital loans for numerous reasons, including consolidation of obligations, working capital needs, reduction of monthly debt service costs, enhancement of bonding capacity (generally in the case of road contractors), and acquisition of additional equipment or other assets. The Company may obtain, as additional collateral, a lien on the customer's accounts receivable, inventory and real property. The Company's capital loans are generally four to five years in term, and generally provide for prepayment premiums.

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

     The Company maintains an operating environment which permits flexibility to its managers in structuring financing transactions subject to the Company's credit policies and procedures manual. The Company has established credit policies and procedures which are periodically reviewed and updated, which set forth detailed guidelines for credit review and approval, including maximum credit concentrations with any one obligor which are based on the Company's capital resources and other considerations. Each credit submission, regardless of size, requires the approval of at least two credit officers.
The Company's credit policy provides several designations of credit officer authority levels. A credit officer's authority level is based, among other things, on his/her credit experience, managerial position and tenure with the Company. The dollar amount that a credit officer can approve for a particular transaction is based upon the credit officer's authority level, collateral coverage relative to the Company's potential lending exposure, and the extent of recourse, if any, the Company may have to financially responsible vendors. Credit officers only have authority to approve credits up to their prescribed maximum level, and only then if certain criteria have been met. Notwithstanding the foregoing, any single obligor concentration in excess of $1.5 million requires the approval of two senior credit officers, and in excess of $3.0 million, three senior credit officers. In addition, any single obligor concentration above $2.0 million requires the approval of the Company's Chairman, President or Chief Operating Officer.

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

Competition
     The Company's business is highly competitive. The Company competes with banks, manufacturer-owned and independent finance and leasing companies, as well as other financial institutions. Some of those competitors may be better positioned than the Company to market their services and financing programs to vendors and users of equipment because of their ability to offer additional services and products, and more favorable rates and terms. Many of these competitors have longer operating histories and possess greater financial and other resources than the Company. In addition, some of these competitors have sources of funds available at a lower cost than those available to the Company, thereby enabling them to provide financing at rates lower than the Company may be willing to provide. The Company typically does not compete primarily on the basis of rate. The Company competes by emphasizing a high level of equipment and financial expertise, customer service, flexibility in structuring financing transactions and significant management involvement in customer relationships.

     Although there is no comprehensive data that quantifies the size of the domestic market for equipment financing and leasing, the Company believes that annual sales of the principal types of new and used equipment it finances or leases is in excess of $100 billion and its share of this market is less than 1%.

Employees
     At July 31, 1997, the Company had 130 employees. All of the Company's employees and officers are salaried. The Company provides its employees with group health and life insurance benefits and a qualified 401(k) plan. The Company does not match employee contributions to the 401(k) plan. The Company does not have any collective bargaining, employment, pension, incentive compensation arrangements or non-solicitation agreements with any of its employees other than its stock option plan (which contains non-disclosure and non-solicitation provisions) and deferred compensation agreements. Employees who have participated in the Company's stock option plan have, among other things, agreed not to solicit customers of the Company for a period of time following termination of their employment. The Company considers its relations with its employees to be satisfactory.

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

Executive Officers
     Clarence Y. Palitz, Jr., 66, has served as Chairman of the Board of the Company since July 1996 and as Chief Executive Officer and President of the Company since its inception in 1989. From 1963 to 1988, Mr. Palitz served as President and a Director of Commercial Alliance Corporation ("CAC"), which he founded with his brother, Bernard G. Palitz, in 1963. Since October 1988, he has been a director of City and Suburban Financial Corp., a privately owned savings and loan holding company located in Westchester County, New York.

     Michael C. Palitz, 39, has served as Executive Vice President of the Company since July 1995, as Senior Vice President of the Company from February 1992 to July 1995 and as a Vice President of the Company from its inception in 1989 to February 1992. He has also served as Chief Financial Officer, Treasurer and Assistant Secretary of the Company since its inception in 1989. From 1985 to 1989, Mr. Palitz was an Assistant Vice President of Bankers Trust Company and, from 1980 to 1983, he was an Assistant Secretary of Chemical Bank.

     Paul Sinsheimer, 50, has served as Executive Vice President and a Director of the Company since its inception in 1989. From 1970 to 1989, Mr. Sinsheimer was employed by CAC, where he served successively as Credit Manager, Collections Manager, Operations Manager, Houston Branch Manager, Division Manager and, from 1988, Executive Vice President.

     William M. Gallagher, 48, has served as Senior Vice President of the Company since 1990 and served as a Vice President of the Company from its inception in 1989 to 1990. From 1973 to 1989, Mr. Gallagher was employed by CAC, where he served successively as Collections Manager, Accounting Manager, Operations Manager of the Chicago and Houston regions and, from 1988, Vice President and Houston Branch Manager.

     Troy H. Geisser, 36, has served as Senior Vice President and Secretary of the Company since February 1996. From 1990 to 1996, Mr. Geisser held several positions, including Vice President and Branch Manager. From 1986 to 1990, Mr. Geisser held several positions including Division Counsel for the Northern Division of Orix Credit Alliance, Inc. (the successor to CAC).

     Richard W. Radom, 49, has served as Senior Vice President of the Company since 1990 and served as a Vice President of the Company from 1989 to 1990. From 1973 to 1989, Mr. Radom was employed by CAC, where he served, from 1986, as Senior Vice President.

Item 2.  PROPERTIES

     The Company's executive offices are located at 400 Park Avenue, New York, New York and consist of approximately 6,400 square feet of space. As of July 31, 1997, the Company has five full service offices (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Westmont (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina and Mesa (Phoenix), Arizona, which generally consist of approximately 2,000 to 7,000 square feet of space (except for the Houston office, the operating headquarters, which consists of approximately 12,500 square feet) and are occupied pursuant to leases which expire on various dates through 2004. Management believes that the Company's existing facilities are suitable and adequate for their present and proposed uses and that suitable and adequate facilities will be available on reasonable terms for any additional offices which the Company may open.

Item 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the American Stock Exchange under the symbol "FIF." The table below sets forth the high and low reported closing sales prices of the Common Stock as reported by the American Stock Exchange during the periods indicated, adjusted for the July 1997 and January 1996 three-for-two stock splits.

                                             Price Range
                                           ----------------
                                            High      Low
                                           ------    ------
Fiscal year 1997
-------------------------------------
First Quarter ended October 31, 1996       $10.58    $ 8.50
Second Quarter ended January 31, 1997      $11.83    $ 9.25
Third Quarter ended April 30, 1997         $13.00    $10.42
Fourth Quarter ended July 31, 1997         $15.58    $11.42

Fiscal year 1996
-------------------------------------
First Quarter ended October 31, 1995       $ 9.73    $ 7.83
Second Quarter ended January 31, 1996      $11.00    $ 9.28
Third Quarter ended April 30, 1996         $11.25    $10.09
Fourth Quarter ended July 31, 1996         $11.42    $ 8.42

     The Company presently has no intention of paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends, if any, will depend upon the Company's earnings, financial condition, capital requirements, cash flow and long range plans and such other factors as the Board of Directors of the Company may deem relevant.

Number of Record Holders
     The number of record holders of the Company's Common Stock as of October 20, 1997 was 74. Included in this number are several nominees which hold the Company's common stock on behalf of numerous other persons and institutions; these other persons and institutions are not included in the above number as their shares are held in "Street Name."

Item 6.  SELECTED FINANCIAL DATA

     Reference is made to information under the heading "Financial Highlights" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1997, which information is incorporated herein by reference. The Company has not paid any cash dividends on its Common Stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Reference is made to information under the heading "Management's Discussion and Analysis of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1997, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to information under the headings "Consolidated Balance Sheet," "Consolidated Statement of Stockholders' Equity," "Consolidated Statement of Operations," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1997, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 9, 1997, except as to biographical information on Executive Officers which is contained in Item I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 9, 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by Item 12 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 9, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 9, 1997.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.  Financial Statements                                           Page

      The following financial statements are filed herewith and incorporated herein by reference from pages 13 through 24 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1997, as provided in Item 8 hereof:

      - Consolidated Balance Sheet as at July 31, 1997 and 1996.
      - Consolidated Statement of Stockholders' Equity for the fiscal years ended July 31, 1997, 1996 and 1995.
      - Consolidated Statement of Operations for the fiscal years ended July 31, 1997, 1996 and 1995.
      - Consolidated Statement of Cash Flows for the fiscal years ended July 31, 1997, 1996 and 1995.
      - Notes to Consolidated Financial Statements.
      - Independent Auditors' Report.

     2.  Financial Statement Schedules

      The following financial statement schedules are filed herewith:
      - Independent Auditors' Report on Financial Statement Schedules.    13
      - Schedule I - Condensed Financial Information of Registrant.       14

       All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.

     3.  Exhibits                                                         18

Exhibit No.    Description of Exhibit
3.1*           Articles of Incorporation of the Registrant
3.2*           By-laws of the Registrant
3.3*           Form of Restated and Amended By-laws of the Registrant
4.1*           Form of Variable Rate Subordinated Debentures Due September 1,
               2000 (a "Debenture") issued by Registrant
4.6******      Form of Note Agreement dated as of April 15, 1996 issued by
               Financial Federal Credit Inc. ("Credit") to certain
               institutional note holders
4.7            Form of Note Agreement dated as of July 1, 1997 issued by
               Credit to certain institutional note holders
10.2*          Form of Warrant to purchase Common Stock, as amended, issued by the Registrant to stockholders in connection with its initial capitalization
10.3*          Form of Warrant to purchase Common Stock issued by the
               Registrant to certain of its officers
10.8*          Form of Commercial Paper Note issued by the Registrant
10.9*          Form of Commercial Paper Note issued by Credit
10.10*         Stock Option Plan of the Registrant and forms of related stock option agreements
10.11**        Deferred Compensation Agreement dated June 1, 1992 between
               Credit and Clarence Y. Palitz, Jr.
10.12**        Deferred Compensation Agreement dated June 1, 1992 between
               Credit and Bernard G. Palitz
10.13***       Deferred Compensation Agreement dated January 1, 1993 between
               Credit and Clarence Y. Palitz, Jr.
10.14***       Deferred Compensation Agreement dated January 1, 1993 between
               Credit and Bernard G. Palitz.
10.15****      Deferred Compensation Agreement dated January 1, 1994 between
               Credit and Clarence Y. Palitz, Jr.
10.16****      Deferred Compensation Agreement dated January 1, 1994 between
               Credit and Bernard G. Palitz.
10.17*****     Deferred Compensation Agreement dated January 1, 1995 between
               Credit and Bernard G. Palitz.
10.18*****     Deferred Compensation Agreement dated January 1, 1995 between
               Credit and Clarence Y. Palitz, Jr.
10.19*****     Deferred Compensation Agreement dated February 1, 1995 between
               Credit and Paul Sinsheimer
10.20*******   Deferred Compensation Agreement dated January 1, 1996 between
               Credit and Clarence Y. Palitz, Jr.
10.21********  Form of Commercial Paper Dealer Agreement of Credit

10.22********  Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor
10.23********* Deferred Compensation Agreement dated December 30, 1996 between the Registrant and Clarence Y. Palitz, Jr.
11.1           Computation of Earnings Per Share
13.1           1997 Annual Report to Stockholders (except for the pages and information thereof expressly incorporated by reference in this
               Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)
22.1           Subsidiaries of the Registrant
23.1           Consent of Independent Auditors
27             Financial Data Schedule (EDGAR version only)
____________
*Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-46662).

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

******Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-2 Registration No. 333-3320).

*******Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1996.

********Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1996.

*********Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1997.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended July 31, 1997.

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


October 27, 1997
Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Clarence Y. Palitz, Jr.                                 October 27, 1997
Chairman of the Board, President and Chief Executive       Date
  Officer

/s/Lawrence B. Fisher                                      October 27, 1997
Director                                                   Date


/s/William C. MacMillen, Jr.                               October 27, 1997
Director                                                   Date


/s/Bernard G. Palitz                                       October 27, 1997
Director                                                   Date


/s/Paul Sinsheimer                                         October 27, 1997
Executive Vice President and Director                      Date


/s/Michael C. Palitz                                       October 27, 1997
Executive Vice President, Treasurer, Chief Financial       Date
  Officer and Director

/s/David H. Hamm                                           October 27, 1997
Controller, Assistant Treasurer and Principal              Date
  Accounting Officer

                            INDEX TO FORM 10-K SCHEDULES



Independent Auditors' Report

Schedule I - Condensed Financial Information of Registrant

Schedules other than the schedule referred to above have been omitted as the conditions requiring their filing are not present or the information has been presented elsewhere in the consolidated financial statements.

Independent Auditors' Report


Financial Federal Corporation

In connection with our audits of the consolidated financial statements included in Financial Federal Corporation's annual report to stockholders and incorporated by reference in this Form 10-K, we have also audited the schedule listed in the accompanying index. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements.


/s/ Eisner & Lubin LLP
CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
September 4, 1997

Schedule I

                               FINANCIAL FEDERAL CORPORATION
                                  CONDENSED BALANCE SHEET

                                                               July 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
                        ASSETS

Cash                                                 $    117,000   $    256,000
Due from subsidiaries:
   Advances                                            18,650,000     27,626,000
   Subordinated notes receivable                       50,000,000     45,000,000

Investment in subsidiaries - at equity                 46,039,000     34,749,000
Other assets                                              473,000        814,000
                                                     ------------   ------------
      TOTAL                                          $115,279,000   $108,445,000
                                                     ============   ============

                      LIABILITIES

Senior debt                                          $  4,901,000   $  4,966,000
Accrued interest, taxes and other liabilities           2,484,000      2,331,000
Subordinated debt                                       2,290,000      6,957,000
                                                     ------------   ------------
      Total liabilities                                 9,675,000     14,254,000
                                                     ------------   ------------
                 STOCKHOLDERS' EQUITY

Common stock                                           7,382,000       4,980,000
Additional paid-in capital                            57,315,000      58,289,000
Warrants                                                  29,000          29,000
Retained earnings                                     40,878,000      30,893,000
                                                    ------------    ------------
      Total stockholders' equity                     105,604,000      94,191,000
                                                    ------------    ------------
      TOTAL                                         $115,279,000    $108,445,000
                                                    ============    ============

The notes hereto, the consolidated financial statements and the notes thereto are made a part hereof.

                               FINANCIAL FEDERAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                         Year Ended July 31,
                                               ---------------------------------------
                                                  1996          1995          1994
                                               -----------   -----------   -----------
Equity in earnings of subsidiaries before
  income taxes                                 $18,661,000   $14,205,000   $10,891,000
Interest charges to subsidiaries                 5,060,000     4,007,000     3,266,000
                                               -----------   -----------   -----------
     Total                                      23,721,000    18,212,000    14,157,000
                                               -----------   -----------   -----------
Expenses:
   Interest expense                                590,000       972,000     1,004,000
   Other expenses (net)                          2,144,000     1,811,000     1,581,000
                                               -----------   -----------   -----------
     Total                                       2,734,000     2,783,000     2,585,000
                                               -----------   -----------   -----------
Earnings before income taxes                    20,987,000    15,429,000    11,572,000

Provision for income taxes                       8,078,000     5,819,000     4,363,000
                                               -----------   -----------   -----------
NET EARNINGS                                    12,909,000     9,610,000     7,209,000

Retirement of treasury stock                      (463,000)     (840,000)

Three-for-two stock split                       (2,461,000)   (1,372,000)

Retained earnings - August 1                    30,893,000    23,495,000    16,286,000
                                               -----------   -----------   -----------
RETAINED EARNINGS - JULY 31                    $40,878,000   $30,893,000   $23,495,000
                                               ===========   ===========   ===========

The consolidated financial statements and the notes thereto are made a part hereof.

                                    FINANCIAL FEDERAL CORPORATION
                                  CONDENSED STATEMENT OF CASH FLOWS

                                                                Year Ended July 31,
                                                      ---------------------------------------
                                                         1996          1995          1994
                                                      -----------   -----------   -----------
Net cash provided by operating activities             $ 1,922,000   $ 1,330,000   $   381,000
                                                      -----------   -----------   -----------
Cash flows from investing activities:
   Collections from (advances to) subsidiaries-net      8,976,000    (8,301,000)    2,853,000
   Subordinated notes receivable-subsidiary:
      Advanced                                         (5,000,000)  (20,000,000)  (25,000,000)
      Collected                                                                    20,000,000
   Dividends received from subsidiary                     200,000       500,000     2,000,000
                                                      -----------    ----------   -----------
      Net cash provided by (used in) investing
        activities                                      4,176,000   (27,801,000)     (147,000)
                                                      -----------    ----------   -----------
Cash flows from financing activities:
   Commercial paper:
      Proceeds                                         66,207,000    76,869,000    71,393,000
      Repayments                                      (66,272,000)  (76,509,000)  (71,770,000)
   Note payable - bank                                                 (500,000)      500,000
   Repurchase of subordinated debt                     (4,667,000)                   (595,000)
   Proceeds from sale of common stock, net                           26,340,000
   Proceeds from exercise of stock options
     and warrants                                          61,000       166,000       306,000
   Acquisition of treasury stock                       (1,630,000)
   Tax benefit relating to stock options                   64,000                      37,000
                                                      -----------   -----------   -----------
      Net cash provided by (used in) financing
        activities                                     (6,237,000)   26,366,000      (129,000)
                                                      -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                          (139,000)     (105,000)      105,000

Cash - August 1                                           256,000       361,000       256,000
                                                      -----------   -----------   -----------
CASH - JULY 31                                        $   117,000   $   256,000   $   361,000
                                                      ===========   ===========   ===========

Non-cash financing activities:

In 1997, the Company retired 124,300 common shares held as treasury stock resulting in decreases of common stock, additional paid-in capital and retained earnings of $62,000, $1,105,000 and $463,000, respectively. Additionally, the Company authorized a three-for-two stock split effected in the form of a stock dividend.

In 1996, the Company retired 96,000 common shares held as treasury stock resulting in decreases of common stock, additional paid-in capital and retained earnings of $48,000, $552,000 and $840,000, respectively. Additionally, the Company authorized a three-for-two stock split effected in the form of a stock dividend.


The consolidated financial statements and the notes thereto are made a part hereof.

                           FINANCIAL FEDERAL CORPORATION
                          NOTES TO CONDENSED BALANCE SHEET



1. Basis of Presentation:

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes included in the consolidated financial statements and the notes thereto.


2. Due from Subsidiaries:

Advances to subsidiaries generally bore interest at 5.9% and 5.7% at July 31, 1997 and 1996, respectively.

Subordinated notes receivable are summarized as follows:

        Maturity        Interest rate     Amount
    -----------------   -------------   -----------

    July 31, 2002            8.35%      $25,000,000
    September 1, 2002        7.85         5,000,000
    September 1, 2002        7.70         5,000,000
    September 1, 2002        6.90         5,000,000
    July 31, 2004            7.50        10,000,000
                                        -----------
         Total                          $50,000,000
                                        ===========

The notes and interest thereon are subordinated to the subsidiary's borrowings from banks, institutional and other investors, commercial paper investors and other debt designated by the subsidiary's Board of Directors. Interest is receivable quarterly.

Other assets include $422,000 and $744,000 of accrued interest receivable from subsidiaries at July 31, 1997 and 1996, respectively.

                                 EXHIBIT INDEX


Exhibit No.  Description of Exhibit                                  Page No.
    3.1      Articles of Incorporation of the Registrant                  *
    3.2      By-laws of the Registrant                                    *
    3.3      Form of Restated and Amended By-laws of the Registrant       *
    4.1      Form of Variable Rate Subordinated Debentures Due
             September 1, 2000 (a "Debenture")issued by Registrant        *
    4.6      Form of Note Agreement, dated as of April 15, 1996,
             issued by Financial Federal Credit Inc. ("Credit") to
             certain institutional note holders                           *
    4.7      Form of Note Agreement dated as of July 1, 1997 issued
             by Credit to certain institutional note holders              19
   10.2      Form of Warrant to purchase Common Stock, as amended,
             issued by the Registrant to stockholders in connection
             with its initial capitalization                              *
   10.3      Form of Warrant to purchase Common Stock issued by the
             Registrant to certain of its officers                        *
   10.8      Form of Commercial Paper Note issued by the Registrant       *
   10.9      Form of Commercial Paper Note issued by Credit               *
   10.10     Stock Option Plan of the Registrant and forms of related
             stock option agreements                                      *
   10.11     Deferred Compensation Agreement dated June 1, 1992 between
             Credit and Clarence Y. Palitz, Jr.                           *
   10.12     Deferred Compensation Agreement dated June 1, 1992 between
             Credit and Bernard G. Palitz                                 *
   10.13     Deferred Compensation Agreement dated January 1, 1993
             between Credit and Clarence Y. Palitz, Jr.                   *
   10.14     Deferred Compensation Agreement dated January 1, 1993
             between Credit and Bernard G. Palitz.                        *
   10.15     Deferred Compensation Agreement dated January 1, 1994
             between Credit and Clarence Y. Palitz, Jr.                   *
   10.16     Deferred Compensation Agreement dated January 1, 1994
             between Credit and Bernard G. Palitz.                        *
   10.17     Deferred Compensation Agreement dated January 1, 1995
             between Credit and Bernard G. Palitz.                        *
   10.18     Deferred Compensation Agreement dated January 1, 1995
             between Credit and Clarence Y. Palitz, Jr.                   *
   10.19     Deferred Compensation Agreement dated February 1, 1995
             between Credit and Paul Sinsheimer                           *
   10.20     Deferred Compensation Agreement dated January 1, 1996
             between Credit and Clarence Y. Palitz, Jr.                   *
   10.21     Commercial Paper Dealer Agreement, dated April 23, 1996,
             between Credit and BA Securities, Inc.                       *
   10.22     Form of Deferred Compensation Agreement with certain
             officers as filed under the Top Hat Plan with the
             Department of Labor                                          *
   10.23     Deferred Compensation Agreement dated December 30, 1996
             between the Registrant and Clarence Y. Palitz, Jr.           *
   11.1      Computation of Earnings Per Share                            44
   13.1      1997 Annual Report to Stockholders (except for the pages
             and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is
             provided solely for the information of the Securities and
             Exchange Commission and is not deemed "filed" as part of
             this Form 10-K)
   22.1      Subsidiaries of the Registrant                               45
   23.1      Consent of Independent Auditors                              46
   27        Financial Data Schedule (EDGAR version only)


*Previously filed with the Securities and Exchange Commission as an exhibit.