Form 10-Q
period 1997-10-31
FINANCIAL FEDERAL CORP
filed 1997-12-05
CIK 854711

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended October 31, 1997


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


                                (212) 888-3344
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

At December 2, 1997, 14,789,337 shares of the Registrant's common stock, $.50 par value, were outstanding.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 1997


                                     INDEX



Part I - Financial Information                                       Page No.

Item 1    Financial Statements - FINANCIAL FEDERAL CORPORATION AND
                                 SUBSIDIARIES

          Consolidated Balance Sheet at October 31, 1997 (unaudited)
             and July 31, 1997 (audited)                                3

          Consolidated Statement of Operations and Retained Earnings
             for the three months ended October 31, 1997 and 1996
             (unaudited)                                                4

          Consolidated Statement of Cash Flows for the three months
             ended October 31, 1997 and 1996 (unaudited)                5

          Notes to Consolidated Financial Statements                    6


Item 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  7-8


Part II - Other Information

Item 6    Exhibits and Reports on Form  8-K                             8

                                  FINANCIAL FEDERAL CORPORATION
                                        AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET


                                                                October 31, 1997
                                                                  (Unaudited)        July 31, 1997 *
                                                                  ------------        ------------
ASSETS
Cash                                                              $  2,012,000        $  2,532,000

Finance receivables                                                613,048,000         581,363,000
   Less allowance for possible losses                              (11,003,000)        (10,303,000)
                                                                  ------------        ------------
Finance receivables - net                                          602,045,000         571,060,000

Other assets                                                         1,196,000           1,172,000
                                                                  ------------        ------------
        TOTAL ASSETS                                              $605,253,000        $574,764,000
                                                                  ============        ============

LIABILITIES

Senior debt:
   Short - term                                                   $ 14,654,000         $ 4,681,000
   Long - term ($21,329,000 at October 31, 1997 and
      $16,986,000 at July 31, 1997 due to related parties)         453,928,000         434,680,000
Accrued interest, taxes and other liabilities                       12,959,000          16,224,000
Subordinated debentures ($2,181,000 at October 31, 1997
   and July 31, 1997 due to related parties)                         2,290,000           2,290,000
Deferred income taxes                                               11,785,000          11,285,000
                                                                  ------------        ------------
        Total liabilities                                          495,616,000         469,160,000
                                                                  ------------        ------------
STOCKHOLDERS' EQUITY

Common stock                                                         7,395,000           7,382,000
Additional paid-in capital                                          57,461,000          57,315,000
Warrants                                                                29,000              29,000
Retained earnings                                                   44,752,000          40,878,000
                                                                  ------------        ------------
        Total stockholders' equity                                 109,637,000         105,604,000
                                                                  ------------        ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $605,253,000        $574,764,000
                                                                  ============        ============





        *  Reproduced from balance sheet included in the 1997 Annual Report to Stockholders.

        The notes to consolidated financial statements are made a part hereof.

                                  FINANCIAL FEDERAL CORPORATION
                                        AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF OPERATIONS
                                 AND RETAINED EARNINGS (UNAUDITED)


                                                                   Three Months Ended October 31,
                                                                   -------------------------------
                                                                      1997                1996
                                                                   -----------         -----------
Finance income                                                     $16,369,000         $12,530,000

Interest expense                                                     7,229,000           5,147,000
                                                                   -----------         -----------
   Finance income before provision for possible
      losses on finance receivables                                  9,140,000           7,383,000

Provision for possible losses on finance receivables                   625,000             525,000
                                                                   -----------         -----------
   Net finance income                                                8,515,000           6,858,000

Salaries and other expenses                                          2,182,000           2,028,000
                                                                   -----------         -----------
Earnings before income taxes                                         6,333,000           4,830,000

Provision for income taxes                                           2,459,000           1,858,000
                                                                   -----------         -----------
NET EARNINGS                                                         3,874,000           2,972,000

Retirement of treasury stock                                                              (244,000)

Retained earnings - beginning of period                             40,878,000          30,893,000
                                                                   -----------         -----------
RETAINED EARNINGS - END OF PERIOD                                  $44,752,000         $33,621,000
                                                                   ===========         ===========

Earnings per common share:
   Primary                                                               $0.24               $0.18
                                                                   ===========         ===========
   Fully diluted                                                         $0.24               $0.18
                                                                   ===========         ===========
Average number of shares used:
   Primary                                                          16,404,379          16,098,626
                                                                   ===========         ===========
   Fully diluted                                                    16,463,782          16,098,626
                                                                   ===========         ===========





        The notes to consolidated financial statements are made a part hereof.

                                  FINANCIAL FEDERAL CORPORATION
                                        AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                   Three Months Ended October 31,
                                                                  --------------------------------
                                                                      1997                1996
                                                                  ------------        ------------
Cash flows from operating activities:
   Net earnings                                                   $  3,874,000        $  2,972,000
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation                                                      57,000              52,000
      Provision for possible losses on finance receivables             625,000             525,000
      Amortization of deferred origination costs                     1,137,000             993,000
      Deferred income tax                                              500,000             505,000
      Decrease in other assets                                          43,000              46,000
      (Decrease) in accrued interest, taxes and other
         liabilities                                                (3,265,000)           (143,000)
                                                                  ------------        ------------
                Net cash provided by operating activities            2,971,000           4,950,000
                                                                  ------------        ------------
Cash flows from investing activities:
   Finance receivables:
      Originated                                                  (130,383,000)       (106,960,000)
      Collected                                                     97,636,000          75,050,000
   Other                                                              (124,000)           (779,000)
                                                                  ------------        ------------
                Net cash (used in) investing activities            (32,871,000)        (32,689,000)
                                                                  ------------        ------------
Cash flows from financing activities:
   Commercial paper:
      Maturities 90 days or less (net)                              (9,321,000)         19,524,000
      Maturities greater than 90 days:
         Proceeds                                                   34,883,000          38,279,000
         Repayments                                                (21,169,000)         (6,577,000)
   Bank borrowings (net)                                            20,580,000         (17,790,000)
   Proceeds from variable rate senior term notes                     4,248,000
   Repayments of subordinated debentures                                                (4,667,000)
   Acquisition of treasury stock - 74,300 shares                                          (941,000)
   Proceeds from exercise of stock options                             159,000              44,000
                                                                  ------------        ------------
                Net cash provided by financing activities           29,380,000          27,872,000
                                                                  ------------        ------------
NET INCREASE (DECREASE) IN CASH                                       (520,000)            133,000

Cash - beginning of period                                           2,532,000           2,426,000
                                                                  ------------        ------------
CASH - END OF PERIOD                                              $  2,012,000        $  2,559,000
                                                                  ============        ============

Supplemental disclosures of cash flow information:
   Interest paid                                                  $  6,959,000        $  4,909,000
                                                                  ============        ============
   Income taxes paid                                              $    406,000        $    529,000
                                                                  ============        ============


        The notes to consolidated financial statements are made a part hereof.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as at October 31, 1997, and the results of operations and cash flows for the three month periods ended October 31, 1997 and 1996.

These condensed financial statements should be read in conjunction with the consolidated financial statements and note disclosures of Financial Federal Corporation and Subsidiaries for the fiscal year ended July 31, 1997 included in the Company's July 31, 1997 Annual Report on Form 10-K.

The consolidated results of operations for the three month periods ended October 31, 1997 and 1996 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
Earnings per common share is calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of dilutive stock options and warrants that are assumed to be exercised for the calculation.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard replaces the current presentation of primary and fully diluted earnings per share, which both include the effects of common stock equivalents, with basic and diluted earnings per share effective in the Company's fiscal quarter ending January 31, 1998. Under SFAS 128, basic earnings per share, calculated by dividing net income by the weighted average number of common shares outstanding during the period, would be $0.26 and $0.20 per share for the three months ended October 31, 1997 and 1996, respectively. Diluted earnings per share would be the same as primary earnings per share for both of the three month periods.


NOTE 3 - LONG-TERM DEBT
At October 31, 1997, the Company had $335.0 million of committed unsecured revolving credit facilities expiring after one year from various banks. Long-term debt of $453.9 million at October 31, 1997 includes $75.4 million of borrowings under these facilities, $259.6 million of commercial paper and short-term bank borrowings supported by these facilities and $118.9 million of term notes payable.


NOTE 4 - COMMON STOCK REPURCHASE PROGRAM
The Company has a program to repurchase up to $4.1 million of its common stock. To date, 124,300 shares have been repurchased (prior to the July 1997 three-for-two stock split) for $1.6 million. Shares repurchased are retired.

PART I
Item 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Three Months Ended October 31, 1997 to Three Months Ended October 31, 1996

Finance income increased 31% to $16.4 million in the first quarter of fiscal 1998 from $12.5 million in the first quarter of fiscal 1997. The increase was primarily the result of the $140 million, or 31%, increase in average finance receivables outstanding to $594 million in the first quarter of fiscal 1998 from $454 million in the first quarter of fiscal 1997. Finance receivables booked in the first quarter of fiscal 1998 increased 22% to $129 million from $106 million in the first quarter of fiscal 1997 primarily as a result of the expansion of the Company's marketing efforts into new geographic areas and further penetration in its existing areas.

Interest expense, incurred on borrowings used to fund finance receivables, increased 40% to $7.2 million in the first quarter of fiscal 1998 from $5.1 million in the first quarter of fiscal 1997. The increase was primarily due to the 36% increase in average debt in the first quarter of fiscal 1998 from the first quarter of fiscal 1997 and to slight increases in average market interest rates and in the Company's cost of funds due to the $50.0 million of term debt issued in July 1997.

Finance income before provision for possible losses on finance receivables increased by 24% to $9.1 million in the first quarter of fiscal 1998 from $7.4 million in the first quarter of fiscal 1997. Finance income before provision for possible losses, expressed as a percentage of average finance receivables outstanding, decreased to 6.1% in the first quarter of fiscal 1998 from 6.5% in the first quarter of fiscal 1997 primarily due to the increase in the Company's debt-to-equity ratio to 4.3 in the first quarter of fiscal 1998 from
3.6 in the first quarter of fiscal 1997, and the slight increase in interest costs.

The provision for possible losses on finance receivables increased by 19% to $625,000 in the first quarter of fiscal 1998 from $525,000 in the first quarter of fiscal 1997. The increase was primarily due to the increase in finance receivables. The allowance for possible losses, which increased to $11.0 million at October 31, 1997 from $8.4 million at October 31, 1996, was 1.8% of finance receivables at October 31, 1997 and 1996. The allowance is periodically reviewed by the Company's management and is based on management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Finance receivables that the Company has suspended income recognition on decreased to $4.7 million, or 0.8% of total finance receivables, at October 31, 1997, from $5.2 million, or 1.1% of total finance receivables, at October 31, 1996.

Salaries and other expenses increased 8% to $2.2 million in the first quarter of fiscal 1998 from $2.0 million in the first quarter of fiscal 1997 primarily due to the increase in the number of employees and salary increases, partially offset by the reduction in overhead costs that resulted from the relocation of the Company's machine tool division into the Company's Charlotte, NC office in November 1996.

Net earnings increased by 30% to $3.9 million in the first quarter of fiscal 1998 from $3.0 million in the first quarter of fiscal 1997. Primary and fully diluted earnings per share increased by 33% to $0.24 per share in the first quarter of fiscal 1998 from $0.18 per share in the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the continued availability of funds primarily to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including internal generation, direct issuance of and dealer placed commercial paper, borrowings under revolving credit facilities, sales of common and preferred equity and placements of term debt. Management believes that the Company has available sufficient liquidity to support its operations.

The Company issues investment grade commercial paper directly and through a program with recognized commercial paper dealers. Commercial paper outstanding at October 31, 1997 was $249.0 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank borrowings, and vice versa. The Company's policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At October 31, 1997, the Company had $80.0 million of short-term committed unsecured revolving credit facilities with various banks under which $25.3 million was outstanding, and $335.0 million of long-term committed unsecured revolving credit facilities with various banks under which $75.4 million was outstanding.


OTHER

The Company has reviewed its various computer applications and systems and has determined that they are primarily Year 2000 compliant. Therefore, the future costs to the Company for becoming Year 2000 compliant are not expected to be significant.


FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to the impact of many factors outside the Company's control including economic, geographic and industry conditions, fluctuations in market interest rates, prepayments, competitive conditions and changes in existing laws or regulations.


PART II
Item 6
                       EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           11 - Computation of Earnings Per Share
           27 - Financial Data Schedule (EDGAR version only)


       (b) Reports on Form 8-K

           The Company did not file any Reports on Form 8-K during the quarter ended October 31, 1997.

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



                                           FINANCIAL FEDERAL CORPORATION
                                           (Registrant)




                                           By:   /s/ Michael C. Palitz
                                                 Executive Vice President
                                                 and Treasurer


                                           By:   /s/ David H. Hamm
                                                 Controller and
                                                 Assistant Treasurer







December 5, 1997
(Date)

                              INDEX TO EXHIBITS



Exhibit No.       Exhibits                                          Page

11                Computation of Earnings Per Share                  11

27                Financial Data Schedule (EDGAR version only)