Form 10-Q
period 1998-01-31
FINANCIAL FEDERAL CORP
filed 1998-03-11
CIK 854711

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended January 31, 1998


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

At March 9, 1998, 14,820,930 shares of the Registrant's common stock, $.50 par value, were outstanding.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 1998


                                     INDEX



Part I - Financial Information
                                                                     Page No.

Item 1    Financial Statements - FINANCIAL FEDERAL CORPORATION AND
                                 SUBSIDIARIES

          Consolidated Balance Sheet at January 31, 1998 (unaudited)
            and July 31, 1997 (audited)                                  3

          Consolidated Statement of Operations and Retained Earnings
            for the three and six month periods ended January 31, 1998
            and 1997 (unaudited)                                         4

          Consolidated Statement of Cash Flows for the six month
            periods ended January 31, 1998 and 1997 (unaudited)          5

          Notes to Consolidated Financial Statements                     6


Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    7-9


Part II - Other Information

Item 4    Submission of matters to a vote of security holders            9

Item 6    Exhibits and Reports on Form 8-K                               9

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)

                                                           January 31, 1998
                                                              (Unaudited)  July 31, 1997 *
                                                               ----------  -------------
ASSETS
Cash                                                               $2,110       $2,532

Finance receivables                                               660,347      581,363
     Less allowance for possible losses                           (11,701)     (10,303)
                                                                 --------     --------
Finance receivables - net                                         648,646      571,060

Other assets                                                        1,458        1,172
                                                                 --------     --------
TOTAL ASSETS                                                     $652,214     $574,764
                                                                 ========     ========

LIABILITIES

Senior debt:
     Short - term                                                 $25,967       $4,681
     Long - term ($26,382 at January 31, 1998 and $16,986
          at July 31, 1997 due to related parties)                484,971      434,680
Accrued interest, taxes and other liabilities                      12,895       16,224
Subordinated debentures ($2,181 at January 31, 1998
     and July 31, 1997 due to related parties)                      2,290        2,290
Deferred income taxes                                              12,285       11,285
                                                                 --------     --------
Total liabilities                                                 538,408      469,160
                                                                 --------     --------

STOCKHOLDERS' EQUITY

Common stock                                                        7,404        7,382
Additional paid-in capital                                         57,571       57,315
Warrants                                                               29           29
Retained earnings                                                  48,802       40,878
                                                                 --------     --------
Total stockholders' equity                                        113,806      105,604
                                                                 --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $652,214     $574,764
                                                                 ========     ========

          *  Reproduced from balance sheet included in the 1997 Annual Report to Stockholders.

          The notes to consolidated financial statements are made a part hereof.

                                          3

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        AND RETAINED EARNINGS (UNAUDITED)
                      (In Thousands, Except Share Amounts)

                                                      Three Months Ended        Six Months Ended
                                                          January 31,              January 31,
                                                      -------------------      -------------------
                                                       1998        1997         1998        1997
                                                      -------     -------      -------     -------
Finance income                                        $17,622     $13,356      $33,991     $25,886

Interest expense                                        8,087       5,609       15,316      10,756
                                                      -------     -------      -------     -------
Finance income before provision for possible losses
     on finance receivables                             9,535       7,747       18,675      15,130

Provision for possible losses on finance receivables      800         625        1,425       1,150
                                                      -------     -------      -------     -------
Net finance income                                      8,735       7,122       17,250      13,980

Salaries and other expenses                             2,114       2,026        4,296       4,054
                                                      -------     -------      -------     -------
Earnings before income taxes                            6,621       5,096       12,954       9,926

Provision for income taxes                              2,571       1,962        5,030       3,820
                                                      -------     -------      -------     -------
NET EARNINGS                                            4,050       3,134        7,924       6,106

Retirements of treasury stock                                        (219)                    (463)
Retained earnings -  beginning of period               44,752      33,621       40,878      30,893
                                                      -------     -------      -------     -------
RETAINED EARNINGS -  END OF PERIOD                    $48,802     $36,536      $48,802     $36,536
                                                      =======     =======      =======     =======

Earnings per common share:
     Diluted                                            $0.25       $0.19        $0.48       $0.38
                                                        =====       =====        =====       =====
     Basic                                              $0.27       $0.21        $0.54       $0.41
                                                        =====       =====        =====       =====

          The notes to consolidated financial statements are made a part hereof.

                                          4

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In Thousands)
                                                                    Six Months Ended
                                                                       January 31,
                                                                  --------------------
                                                                   1998         1997
                                                                  -------      -------
Cash flows from operating activities:
     Net earnings                                                  $7,924       $6,106
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation                                                  115          105
        Provision for possible losses on finance receivables        1,425        1,150
        Amortization of deferred origination costs                  2,291        1,986
        Deferred income taxes                                       1,000          930
        Decrease (increase) in other assets                          (182)          84
        (Decrease) in accrued interest, taxes and other
           liabilities                                             (3,329)      (2,085)
                                                                  -------     --------
                    Net cash provided by operating activities       9,244        8,276
                                                                  -------     --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                             (271,818)    (220,204)
          Collected                                               190,516      148,745
     Other                                                           (219)        (122)
                                                                  -------      -------
                    Net cash (used in) investing activities       (81,521)     (71,581)
                                                                  -------      -------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                          6,181       17,084
          Maturities greater than 90 days:
               Proceeds                                            59,085       83,712
               Repayments                                         (61,255)     (47,267)
     Bank borrowings (net)                                         (5,225)      17,880
     Proceeds from medium term notes                               55,000
     Proceeds from term loan - bank                                10,000
     Proceeds from variable rate senior term notes                  7,791
     Repayments of subordinated debentures                                      (4,667)
     Acquisitions of treasury stock                                             (1,630)
     Proceeds from exercise of stock options                          278           54
     Tax benefit relating to stock options                                          10
                                                                  -------      -------
                    Net cash provided by financing activities      71,855       65,176
                                                                  -------      -------
NET INCREASE (DECREASE) IN CASH                                      (422)       1,871

Cash - beginning of period                                          2,532        2,426
                                                                  -------      -------
CASH - END OF PERIOD                                               $2,110       $4,297
                                                                  =======      =======
Supplemental disclosures of cash flow information:
     Interest paid                                                $14,777       $9,936
                                                                  =======      =======
     Income taxes paid                                             $3,877       $2,808
                                                                  =======      =======

          The notes to consolidated financial statements are made a part hereof.

                                          5

                FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as at January 31, 1998, and the results of operations and cash flows for the three and six month periods ended January 31, 1998 and 1997. These condensed financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997. The consolidated results of operations for the three and six month periods ended January 31, 1998 and 1997 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard replaced the presentation of primary and fully diluted earnings per share (both included the effects of dilutive stock options and warrants) with basic and diluted earnings per share for all periods presented. Under SFAS 128, basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period, and diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding and the effect of dilutive stock options and warrants during the period. Earnings per common share was calculated as follows (in thousands except per share amounts):

                                     Three months ended      Six months ended
                                        January 31,            January 31,
                                     -----------------       ----------------
                                      1998       1997         1998      1997
                                     ------     ------       ------    ------
   Net earnings                      $4,050     $3,134       $7,924    $6,106

   Weighted average common shares
      outstanding                    14,795     14,771        14,782   14,809
   Effect of dilutive securities:
      Warrants                        1,383      1,187         1,363    1,164
      Stock options                     322        134           307      122
                                     ------     ------        ------   ------
   Weighted average common shares
      and dilutive stock options
      and warrants outstanding       16,500     16,092        16,452   16,095
                                     ======     ======        ======   ======
   Diluted net earnings per common
      share                           $0.25      $0.19         $0.48    $0.38
                                      =====      =====         =====    =====
   Basic net earnings per common
      share                           $0.27      $0.21         $0.54    $0.41
                                      =====      =====         =====    =====

NOTE 3 - LONG-TERM DEBT
At January 31, 1998, the Company had $297.5 million of committed unsecured revolving credit facilities expiring after one year with various banks. Long-term debt of $485.0 million at January 31, 1998 comprised $58.9 million of borrowings under these facilities, $238.6 million of commercial paper and short-term bank borrowings supported by these facilities and $187.5 million of term notes payable.

In January 1998, the Company established a $100.0 million 144A Medium-Term Note Program, rated 'BBB' by Fitch IBCA and Duff & Phelps Credit Rating Co., and issued $55.0 million of notes thereunder, with interest payable semi-annually, as follows (dollars in millions):

      Amount       Term           Maturity         Rate
      ------     --------     ----------------     -----
       $30.0      5 years     January 29, 2003     6.45%
        20.0      7 years     January 31, 2005     6.68
         5.0     10 years     January 29, 2008     6.80

PART I
Item 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 1998 to Three Months Ended January 31, 1997
-----------------------------------------------------------------------

Finance income increased 32% to $17.6 million in the second quarter of fiscal 1998 from $13.4 million in the second quarter of fiscal 1997. The increase was primarily the result of the $155 million, or 32%, increase in average finance receivables outstanding to $644 million in the second quarter of fiscal 1998 from $489 million in the second quarter of fiscal 1997. Finance receivables booked in the second quarter of fiscal 1998 increased 25% to $141 million from $112 million in the second quarter of fiscal 1997 primarily as a result of the expansion of the Company's marketing efforts into new geographic areas (primarily in the West) and further penetration in its existing areas (primarily in the Southeast).

Interest expense, incurred on borrowings used to fund finance receivables, increased by 44% to $8.1 million in the second quarter of fiscal 1998 from $5.6 million in the second quarter of fiscal 1997. The increase was primarily due to the 38% increase in average debt outstanding in the second quarter of fiscal 1998 from the second quarter of fiscal 1997 and, to a lesser extent, the slight increases in average market interest rates and the Company's cost of funds due to the $50.0 million of term debt issued in July 1997.

Finance income before provision for possible losses on finance receivables increased by 23% to $9.5 million in the second quarter of fiscal 1998 from $7.7 million in the second quarter of fiscal 1997. Finance income before provision for possible losses, expressed as a percentage of average finance receivables outstanding, decreased to 5.9% in the second quarter of fiscal 1998 from 6.3% in the second quarter of fiscal 1997 primarily due to the Company's higher debt-to-equity ratio, 4.5 at January 31, 1998 compared to 3.9 at January 31, 1997, and to the slight overall increase in interest costs.

The provision for possible losses on finance receivables increased by 28% to $800,000 in the second quarter of fiscal 1998 from $625,000 in the second quarter of fiscal 1997. The increase was primarily due to the increase in finance receivables. The allowance for possible losses, which increased to $11.7 million at January 31, 1998 from $9.0 million at January 31, 1997, was 1.8% of finance receivables at January 31, 1998 and 1997. The allowance is periodically reviewed by the Company's management and is estimated based on management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Non-performing finance receivables were $5.6 million, or 0.8% of total finance receivables, at January 31, 1998, compared to $5.4 million, or 1.1% of total finance receivables, at January 31, 1997.

Salaries and other expenses increased by 4% to $2.1 million in the second quarter of fiscal 1998 from $2.0 million in the second quarter of fiscal 1997 primarily due to the increase in the number of employees and salary increases.

Net earnings increased by 29% to $4.1 million in the second quarter of fiscal 1998 from $3.1 million in the second quarter of fiscal 1997. Diluted earnings per share increased by 32% to $0.25 per share in the second quarter of fiscal 1998 from $0.19 per share in the second quarter of fiscal 1997 and basic earnings per share increased by 29% to $0.27 per share in the second quarter of fiscal 1998 from $0.21 per share in the second quarter of fiscal 1997.


Comparison of Six Months Ended January 31, 1998 to Six Months Ended January 31, 1997
-------------------------------------------------------------------

Finance income increased 31% to $34.0 million in the first half of fiscal 1998 from $25.9 million in the first half of fiscal 1997. The increase was primarily the result of the $147 million, or 31%, increase in average finance receivables outstanding to $619 million in the first half of fiscal 1998 from $472 million in the first half of fiscal 1997. Finance receivables booked in the first half of fiscal 1998 increased 24% to $270 million from $218 million in the first half of fiscal 1997 primarily as a result of the expansion of the Company's marketing efforts into new geographic areas (primarily in the West) and further penetration in its existing areas (primarily in the Southeast).

Interest expense, incurred on borrowings used to fund finance receivables, increased by 42% to $15.3 million in the first half of fiscal 1998 from $10.8 million in the first half of fiscal 1997. The increase was primarily due to the 37% increase in average debt outstanding in the first half of fiscal 1998 from the first half of fiscal 1997 and, to a lesser extent, the slight increases in average market interest rates and the Company's cost of funds due to the $50.0 million of term debt issued in July 1997.

Finance income before provision for possible losses on finance receivables increased by 23% to $18.7 million in the first half of fiscal 1998 from $15.1 million in the first half of fiscal 1997. Finance income before provision for possible losses, expressed as a percentage of average finance receivables outstanding, decreased to 6.0% in the first half of fiscal 1998 from 6.4% in the first half of fiscal 1997 primarily due to the Company's higher debt-to-equity ratio, 4.5 at January 31, 1998 compared to 3.9 at January 31, 1997, and to the slight overall increase in interest costs.

The provision for possible losses on finance receivables increased by 24% to $1.4 million in the first half of fiscal 1998 from $1.2 million in the first half of fiscal 1997. The increase was primarily due to the increase in finance receivables.

Salaries and other expenses increased by 6% to $4.3 million in the first half of fiscal 1998 from $4.1 million in the first half of fiscal 1997 primarily due to the increase in the number of employees and salary increases, partially offset by the reduction in overhead costs that resulted from the relocation of the Company's machine tool division into the Company's Charlotte, NC office in November 1996.

Net earnings increased by 30% to $7.9 million in the first half of fiscal 1998 from $6.1 million in the first half of fiscal 1997. Diluted earnings per share increased by 26% to $0.48 per share in the first half of fiscal 1998 from $0.38 per share in the first half of fiscal 1997 and basic earnings per share increased by 32% to $0.54 per share in the first half of fiscal 1998 from $0.41 per share in the first half of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the continued availability of funds primarily to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including internal generation, direct issuance of and dealer placed commercial paper, borrowings under revolving credit facilities, placements of term debt and sales of common and preferred equity. Management believes that the Company has available sufficient liquidity to support its operations.

The Company issues investment grade commercial paper directly and through a program with recognized commercial paper dealers. The Company increased the size of the program by $100 million in February 1998 to $350 million. Commercial paper outstanding at January 31, 1998 was $248.6 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank borrowings, and vice versa. The Company's policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At January 31, 1998, the Company had $117.5 million of short-term committed unsecured revolving credit facilities with various banks under which $16.0 million was outstanding, and $297.5 million of long-term committed unsecured revolving credit facilities with various banks under which $58.9 million was outstanding.

At January 31, 1998, the Company had $45.0 million available under its 144A Medium-Term Note Program.

OTHER

The Company has reviewed its various computer applications and systems and has determined that they are primarily Year 2000 compliant. Therefore, the future costs to the Company for becoming Year 2000 compliant are not expected to be significant.


FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to the impact of many factors outside the Company's control including economic, geographic and industry conditions, fluctuations in market interest rates, prepayments, competitive conditions and changes in existing laws or regulations.


PART II
Item 4
             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on December 9, 1997, the following nominees (followed by the total number of votes for and votes abstained) were elected to the Board of Directors: Lawrence B. Fisher, 12,898,385, 368,745; William C. MacMillen, Jr., 12,927,035, 340,095; Bernard
G. Palitz, 12,898,385, 368,745; Clarence Y. Palitz, Jr., 12,898,385, 368,745;
Michael C. Palitz, 12,898,385, 368,745 and Paul R. Sinsheimer, 12,898,385,
368,745.

The proposal for the appointment of Eisner & Lubin LLP as independent auditors of the Company and its subsidiaries for the fiscal year ending July 31, 1998 was ratified at the Annual Meeting. A total of 13,167,330 shares were voted for the ratification of the appointment of Eisner & Lubin LLP; 98,900 shares voted against; and 900 shares abstained.


Item 6
EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

       4.8 - Indenture dated January 14, 1998 for Financial Federal Credit Inc.'s Rule 144A Medium-Term Note Program
       10.24 - Deferred Compensation Agreement dated January 2, 1998 between the Registrant and Clarence Y. Palitz, Jr.
       27    - Financial Data Schedule (EDGAR version only)


   (b) Reports on Form 8-K

       The Company did not file any Reports on Form 8-K during the quarter ended January 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FINANCIAL FEDERAL CORPORATION
                                           (Registrant)




                                           By:   /s/ Michael C. Palitz
                                                 ------------------------
                                                 Executive Vice President
                                                 and Treasurer


                                           By:   /s/ David H. Hamm
                                                 ------------------------
                                                 Controller and Assistant
                                                 Treasurer







March 11, 1998
(Date)

                                INDEX TO EXHIBITS



Exhibit No.    Exhibits                                                   Page

 4.8            Indenture dated January 14, 1998 for Financial Federal
                Credit Inc.'s Rule 144A Medium-Term Note Program            12

 10.24          Deferred Compensation Agreement dated January 2, 1998
                between the Registrant and Clarence Y. Palitz, Jr.          97

 27             Financial Data Schedule (EDGAR version only)