Form 10-Q
period 1998-04-30
FINANCIAL FEDERAL CORP
filed 1998-06-12
CIK 854711

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended April 30, 1998


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

At June 10, 1998, 14,825,428 shares of the Registrant's common stock, $.50 par value, were outstanding.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended April 30, 1998


                                     INDEX



Part I - Financial Information                                      Page No.
------------------------------                                      --------

Item 1    Financial Statements - FINANCIAL FEDERAL CORPORATION AND
                                 SUBSIDIARIES

          Consolidated Balance Sheet at April 30, 1998 (unaudited)
            and July 31, 1997 (audited)                                3

          Consolidated Statement of Operations and Retained Earnings
            for the three and nine month periods ended April 30, 1998
            and 1997 (unaudited)                                       4

          Consolidated Statement of Cash Flows for the nine month
            periods ended April 30, 1998 and 1997 (unaudited)          5

          Notes to Consolidated Financial Statements                   6-7


Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  7-9


Part II - Other Information

Item 2    Changes in Securities                                        9

Item 6    Exhibits and Reports on Form 8-K                            10

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)
                                                             April 30, 1998
                                                               (Unaudited)  July 31, 1997 *
                                                               -----------  -------------
ASSETS

Finance receivables                                              $716,347     $581,363
Allowance for possible losses                                      12,405       10,303
                                                                 --------     --------
     Finance receivables - net                                    703,942      571,060

Cash                                                                2,296        2,532
Other assets                                                        4,189        1,172
                                                                 --------     --------
          TOTAL ASSETS                                           $710,427     $574,764
                                                                 ========     ========

LIABILITIES

Senior debt:
     Long-term ($30,589 at April 30, 1998 and $16,986 at
          July 31, 1997 due to related parties)                  $449,288     $434,680
     Short-term                                                    10,894        4,681
Subordinated debt ($4,681 at April 30, 1998 and $2,181
     at July 31, 1997 due to related parties)                     102,290        2,290
Accrued interest, taxes and other liabilities                      16,836       16,224
Deferred income taxes                                              12,729       11,285
                                                                 --------     --------
     Total liabilities                                            592,037      469,160
                                                                 --------     --------

STOCKHOLDERS' EQUITY

Common stock                                                        7,412        7,382
Additional paid-in capital                                         57,748       57,315
Warrants                                                               29           29
Retained earnings                                                  53,201       40,878
                                                                 --------     --------
     Total stockholders' equity                                   118,390      105,604
                                                                 --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $710,427     $574,764
                                                                 ========     ========

         * Reproduced from balance sheet included in the 1997 Annual Report to Stockholders.

         The notes to consolidated financial statements are made a part hereof.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        AND RETAINED EARNINGS (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)
                                                      Three Months Ended        Nine Months Ended
                                                           April 30,                April 30,
                                                      -------------------      -------------------
                                                       1998        1997         1998        1997
                                                      -------     -------      -------     -------
Finance income                                        $18,440     $13,999      $52,431     $39,885

Interest expense                                        8,200       5,942       23,516      16,698
                                                      -------     -------      -------     -------
     Finance income before provision for possible
          losses on finance receivables                10,240       8,057       28,915      23,187

Provision for possible losses on finance receivables      750         650        2,175       1,800
                                                      -------     -------      -------     -------
     Net finance income                                 9,490       7,407       26,740      21,387

Salaries and other expenses                             2,292       2,062        6,588       6,116
                                                      -------     -------      -------     -------
     Earnings before income taxes                       7,198       5,345       20,152      15,271

Provision for income taxes                              2,799       2,058        7,829       5,878
                                                      -------     -------      -------     -------
          NET EARNINGS                                  4,399       3,287       12,323       9,393

Retirements of treasury stock                                                                 (463)
Retained earnings - beginning of period                48,802      36,536       40,878      30,893
                                                      -------     -------      -------     -------
          RETAINED EARNINGS - END OF PERIOD           $53,201     $39,823      $53,201     $39,823
                                                      =======     =======      =======     =======

EARNINGS PER COMMON SHARE:
     Diluted                                            $0.27       $0.20        $0.75       $0.58
                                                        =====       =====        =====       =====
     Basic                                              $0.30       $0.22        $0.83       $0.63
                                                        =====       =====        =====       =====

         The notes to consolidated financial statements are made a part hereof.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In Thousands)
                                                                   Nine Months Ended
                                                                       April 30,
                                                                 ---------------------
                                                                   1998         1997
                                                                 --------     --------
Cash flows from operating activities:
     Net earnings                                                 $12,323       $9,393
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation                                                  182          163
        Provision for possible losses on finance receivables        2,175        1,800
        Amortization of deferred origination costs                  3,546        3,049
        Deferred income taxes                                       1,444        1,430
        Increase in other assets                                     (189)        (112)
        Increase (decrease) in accrued interest, taxes and
           other liabilities                                          612         (411)
                                                                 --------     --------
                    Net cash provided by operating activities      20,093       15,312
                                                                 --------     --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                             (442,670)    (332,188)
          Collected                                               304,067      225,306
     Other                                                           (323)        (124)
                                                                 --------     --------
                    Net cash (used in) investing activities      (138,926)    (107,006)
                                                                 --------     --------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                         13,716       10,422
          Maturities greater than 90 days:
               Proceeds                                            89,734      115,167
               Repayments                                         (88,214)     (75,690)
     Bank borrowings (net)                                        (66,500)      43,100
     Proceeds from convertible subordinated  notes                100,000
     Proceeds from medium term notes                               55,000
     Proceeds from term loan - bank                                10,000        5,000
     Proceeds from variable rate senior term notes                  7,085
     Repayments of subordinated debentures                                      (4,667)
     Deferred debt issuance costs                                  (2,687)
     Acquisitions of treasury stock                                             (1,630)
     Proceeds from exercise of stock options                          406           61
     Tax benefit relating to stock options                             57           74
                                                                 --------     --------
                    Net cash provided by financing activities     118,597       91,837
                                                                 --------     --------
NET INCREASE (DECREASE) IN CASH                                      (236)         143

Cash - beginning of period                                          2,532        2,426
                                                                 --------     --------
CASH - END OF PERIOD                                               $2,296       $2,569
                                                                 ========     ========
Supplemental disclosures of cash flow information:
     Interest paid                                                $22,152      $16,453
                                                                  =======      =======
     Income taxes paid                                             $5,309       $4,322
                                                                  =======      =======

         The notes to consolidated financial statements are made a part hereof.

                FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at April 30, 1998 and the results of operations and cash flows of the Company for the three and nine month periods ended April 30, 1998 and 1997. These condensed financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997. The consolidated results of operations for the three and nine month periods ended April 30, 1998 and 1997 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This standard replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share for all periods presented. Basic earnings per share is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is the sum of net earnings and the after-tax interest cost of dilutive convertible debt, divided by the sum of the weighted average number of common shares and the effect of dilutive stock options, warrants and convertible securities, outstanding during the period. Earnings per share was calculated as follows (in thousands except per share amounts):

                                                       Three months ended     Nine months ended
                                                            April 30,              April 30,
                                                       ------------------     ------------------
                                                        1998       1997        1998        1997
                                                       ------     ------      -------     ------
  Net earnings (used for basic earnings per share)     $4,399     $3,287      $12,323     $9,393
  Effect of convertible securities (see Note 3)            17                      17
                                                       ------     ------      -------     ------
  Adjusted net earnings (used for diluted earnings
     per share)                                        $4,416     $3,287      $12,340     $9,393
                                                       ======     ======      =======     ======
  Weighted average common shares outstanding
     (used for basic earnings per share)               14,821     14,764       14,795     14,794

  Effect of dilutive securities:
     Warrants                                           1,416      1,223        1,380      1,184
     Stock options                                        346        161          320        135
     Convertible subordinated notes                        74                      24
                                                       ------     ------      -------     ------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               16,657     16,148       16,519     16,113
                                                       ======     ======      =======     ======

  Net earnings per common share - Diluted               $0.27      $0.20        $0.75      $0.58
                                                        =====      =====        =====      =====
  Net earnings per common share - Basic                 $0.30      $0.22        $0.83      $0.63
                                                        =====      =====        =====      =====


NOTE 3 - LONG-TERM DEBT

At April 30, 1998, the Company had $287.5 million of committed unsecured revolving credit facilities with various banks that expire after April 30, 1999. Long-term senior debt of $449.3 million at April 30, 1998 comprised $10.6 million of borrowings under these facilities, $251.9 million of commercial paper and short-term bank borrowings supported by these facilities and $186.8 million of term notes payable.

On April 29, 1998, the Company issued $100.0 million of 4.5% convertible subordinated notes due May 1, 2005. The notes are convertible into shares of the Company's common stock at any time before maturity at a conversion price of $30.15625 per share. The Company can call the notes beginning May 4, 2001 at a premium that decreases 25% annually from 2.57%. Interest on the notes is payable semi-annually. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined.

In January 1998, the Company established a $100.0 million 144A Medium-Term Note Program, rated 'BBB' by Fitch IBCA and Duff & Phelps Credit Rating Co., and issued $55.0 million of notes thereunder, with interest payable semi-annually, as follows (dollars in millions):

      Amount       Term           Maturity         Rate
      ------     --------     ----------------     -----
       $30.0      5 years     January 29, 2003     6.45%
        20.0      7 years     January 31, 2005     6.68
         5.0     10 years     January 29, 2008     6.80


PART I
Item 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 1998 to Three Months Ended April 30, 1997
---------------------------------------------------------------------

Finance income increased 32% to $18.4 million in the third quarter of fiscal 1998 from $14.0 million in the third quarter of fiscal 1997. The increase was primarily the result of the $162 million, or 31%, increase in average finance receivables outstanding to $685 million in the third quarter of fiscal 1998 from $523 million in the third quarter of fiscal 1997. Finance receivables booked in the third quarter of fiscal 1998 increased 53% to $171 million from $112 million in the third quarter of fiscal 1997 primarily as a result of the expansion of the Company's marketing efforts into new geographic areas (primarily in the West) and further penetration in its existing areas (primarily in the Southeast) and an increase in the number of the Company's marketing personnel of approximately 25%.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 38% to $8.2 million in the third quarter of fiscal 1998 from $5.9 million in the third quarter of fiscal 1997. The increase was primarily due to the 35% increase in average debt outstanding in the third quarter of fiscal 1998 from the third quarter of fiscal 1997 and, to a lesser extent, the slight increases in average market interest rates and the Company's cost of funds due to the $50.0 million and $55.0 million of term debt issued in July 1997 and January 1998, respectively.

Finance income before provision for possible losses on finance receivables increased by 27% to $10.2 million in the third quarter of fiscal 1998 from $8.1 million in the third quarter of fiscal 1997. Finance income before provision for possible losses, expressed as a percentage of average finance receivables outstanding, decreased to 6.1% in the third quarter of fiscal 1998 from 6.3% in the third quarter of fiscal 1997 primarily due to the Company's higher debt-to-equity ratio, 4.8 at April 30, 1998 compared to 4.0 at April 30, 1997, and to the slight overall increase in interest costs.

The provision for possible losses on finance receivables increased by 15% to $750,000 in the third quarter of fiscal 1998 from $650,000 in the third quarter of fiscal 1997. The increase was primarily due to the increase in finance receivables. The allowance for possible losses, which increased to $12.4 million at April 30, 1998 from $9.6 million at April 30, 1997, was 1.73% and 1.78% of finance receivables at April 30, 1998 and 1997, respectively. The allowance is periodically reviewed by the Company's management and is estimated based on management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Non-performing finance receivables were $6.0 million, or 0.8% of total finance receivables, at April 30, 1998, compared to $4.8 million, or 0.9% of total finance receivables, at April 30, 1997.

Salaries and other expenses increased by 11% to $2.3 million in the third quarter of fiscal 1998 from $2.1 million in the third quarter of fiscal 1997 primarily due to the increase in the number of marketing personnel and other employees and salary increases.

Net earnings increased by 34% to $4.4 million in the third quarter of fiscal 1998 from $3.3 million in the third quarter of fiscal 1997. Diluted earnings per share increased by 35% to $0.27 per share in the third quarter of fiscal 1998 from $0.20 per share in the third quarter of fiscal 1997 and basic earnings per share increased by 36% to $0.30 per share in the third quarter of fiscal 1998 from $0.22 per share in the third quarter of fiscal 1997.


Comparison of Nine months Ended April 30, 1998 to Nine months Ended
April 30, 1997
-------------------------------------------------------------------

Finance income increased 31% to $52.4 million in the first nine months of fiscal 1998 from $39.9 million in the first nine months of fiscal 1997. The increase was primarily the result of the $153 million, or 31%, increase in average finance receivables outstanding to $642 million in the first nine months of fiscal 1998 from $489 million in the first nine months of fiscal 1997. Finance receivables booked in the first nine months of fiscal 1998 increased 34% to $441 million from $329 million in the first nine months of fiscal 1997 primarily as a result of the expansion of the Company's marketing efforts into new geographic areas (primarily in the West) and further penetration in its existing areas (primarily in the Southeast) and the hiring of additional marketing personnel.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 41% to $23.5 million in the first nine months of fiscal 1998 from $16.7 million in the first nine months of fiscal 1997. The increase was primarily due to the 36% increase in average debt outstanding in the first nine months of fiscal 1998 from the first nine months of fiscal 1997 and, to a lesser extent, the slight increases in average market interest rates and the Company's cost of funds due to the $50.0 million and $55.0 million of term debt issued in July 1997 and January 1998, respectively.

Finance income before provision for possible losses on finance receivables increased by 25% to $28.9 million in the first nine months of fiscal 1998 from $16.7 million in the first nine months of fiscal 1997. Finance income before provision for possible losses, expressed as a percentage of average finance receivables outstanding, decreased to 6.0% in the first nine months of fiscal 1998 from 6.3% in the first nine months of fiscal 1997 primarily due to the Company's higher debt-to-equity ratio, 4.8 at April 30, 1998 compared to 4.0 at April 30, 1997, and to the slight overall increase in interest costs.

The provision for possible losses on finance receivables increased by 21% to $2.2 million in the first nine months of fiscal 1998 from $1.8 million in the first nine months of fiscal 1997. The increase was primarily due to the increase in finance receivables. The allowance for possible losses, which increased to $12.4 million at April 30, 1998 from $9.6 million at April 30, 1997, was 1.73% and 1.78% of finance receivables at April 30, 1998 and 1997, respectively. The allowance is periodically reviewed by the Company's management and is estimated based on management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Non-performing finance receivables were $6.0 million, or 0.8% of total finance receivables, at April 30, 1998, compared to $4.8 million, or 0.9% of total finance receivables, at April 30, 1997.

Salaries and other expenses increased by 8% to $6.6 million in the first nine months of fiscal 1998 from $6.1 million in the first nine months of fiscal 1997 primarily due to the increase in the number of employees and salary increases, partially offset by the reduction in overhead costs that resulted from the relocation of the Company's machine tool division into the Company's Charlotte, NC office in November 1996.

Net earnings increased by 31% to $12.3 million in the first nine months of fiscal 1998 from $9.4 million in the first nine months of fiscal 1997.
Diluted earnings per share increased by 29% to $0.75 per share in the first nine months of fiscal 1998 from $0.58 per share in the first nine months of fiscal 1997 and basic earnings per share increased by 32% to $0.83 per share in the first nine months of fiscal 1998 from $0.63 per share in the first nine months of fiscal 1997.

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

The Company issues investment grade commercial paper directly and through a program with recognized commercial paper dealers. The Company increased the size of the program to $350 million in February 1998 from $250 million. Commercial paper outstanding at April 30, 1998 was $259.8 million. The Company's commercial paper is unsecured and matures within 270 days.
Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain bank facilities so that the aggregate amount available thereunder exceeds commercial paper outstanding

At April 30, 1998, the Company had $112.5 million of short-term committed unsecured revolving credit facilities with various banks under which $3.0 million was outstanding, and $287.5 million of long-term committed unsecured revolving credit facilities with various banks under which $10.6 million was outstanding.

The Company used the $97.3 million of net proceeds received on April 29, 1998 from the issuance of its convertible subordinated notes to repay commercial paper and bank borrowings, thereby increasing the availability of these funding sources.

At April 30, 1998, the Company had $45.0 million available under its 144A Medium-Term Note Program.


YEAR 2000

The Company has determined that its information systems are primarily already Year 2000 compliant. Therefore, any future costs the Company may incur to become fully Year 2000 compliant are not expected to be significant. The Company expects to become fully compliant by December 31, 1998 through the normal course of updating its information systems.


FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to the impact of many factors outside the Company's control including economic, geographic and industry conditions, fluctuations in market interest rates, availability of funding sources, prepayments, competitive conditions and changes in existing laws or regulations.


PART II

Item 2
                             CHANGES IN SECURITIES
                             ---------------------

On April 29, 1998, the Company issued $100.0 million of 4.5% convertible subordinated notes due May 1, 2005 to qualified investors. The notes are convertible into shares of the Company's common stock at a conversion price of $30.15625 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined.

Item 6
                       EXHIBITS AND REPORTS ON FORM 8-K
                       --------------------------------

        (a) Exhibits:

              27  - Financial Data Schedule (EDGAR version only)

        (b) Reports on Form 8-K

              The Company filed two reports on Form 8-K dated April 16, 1998 and April 24, 1998 reporting, under Item 5, the announcement of its proposed offering of, and subsequent placement of, $100 million of convertible subordinated notes.

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



                                           FINANCIAL FEDERAL CORPORATION
                                           (Registrant)




                                           By:   /s/ Michael C. Palitz
                                                 ------------------------
                                                 Executive Vice President
                                                 and Treasurer


                                           By:   /s/ David H. Hamm
                                                 ------------------------
                                                 Controller and
                                                 Assistant Treasurer







June 12, 1998
-------------
(Date)

                               INDEX TO EXHIBITS


Exhibit No.      Exhibits                                            Page
-----------      --------------------------------------------        ----
  27             Financial Data Schedule (EDGAR version only)