Form 10-K
period 1998-07-31
FINANCIAL FEDERAL CORP
filed 1998-10-28
CIK 854711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                ---------------
                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1998

                         Commission file number 1-12006

                         FINANCIAL FEDERAL CORPORATION
             (Exact name of Registrant as specified in its charter)

              Nevada                                   88-0244792
     (State of incorporation)             (I.R.S. Employer Identification No.)

                  733 Third Avenue, New York, New York 10017
                   (Address of principal executive offices)

                   400 Park Avenue, New York, New York 10022
                (Former address of principal executive offices)

      Registrant's telephone number, including area code: (212) 599-8000

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                 Name of exchange on which registered
-------------------------------           ------------------------------------
Common Stock, $.50 par value               New York Stock Exchange, Inc.
4.5% Convertible Subordinated
   Notes due 2005                          New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                               --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on October 1, 1998 was $223,043,366.81. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on the prior day (which was $21.9375 per share). For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non-affiliates was computed as 10,167,219 shares. The number of shares of Registrant's Common Stock outstanding as of October 1, 1998 was 14,857,053 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held December 8, 1998, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report. In addition, page 1 and pages 9 through 26 of Registrant's 1998 Annual Report to Stockholders is incorporated by reference in answer to Items 6, 7, 7A and 8 of Part II.

PART I
Item 1.  BUSINESS

      The Company, incorporated under the laws of Nevada in 1989, is a nationwide independent financial services company with over $766 million of assets. The Company finances industrial, commercial and professional equipment through installment sales and leasing programs for manufacturers, dealers and operators of such equipment. The Company also makes capital loans to its customers, secured by the same types of equipment and other collateral. The Company provides its services primarily to middle-market businesses, generally with annual revenues of up to $20 million, that are located throughout the nation and represent diverse industries, such as general construction, road and infrastructure construction and repair, manufacturing, trucking, and waste disposal. The Company focuses on financing a wide range of revenue-producing equipment of major manufacturers that is movable, has an economic life longer than the term of the financing, is not subject to rapid technological obsolescence, has applications in various industries and has a relatively broad resale market. Sample types of equipment financed by the Company include air compressors, bulldozers, buses, compactors, crawler cranes, earth-movers, excavators, generators, hydraulic truck cranes, loaders, machine tools, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. In substantially all cases, the Company's finance receivables are secured by a first lien on such equipment collateral.

      Currently, the Company generates profits to the extent that its income from finance receivables exceeds its cost of borrowed funds, operating and administrative expenses and provision for possible losses. In addition, the Company may generate profits from investing in operating leases, portfolios of loans and/or leases or from acquiring full or partial ownership interests of private or public companies in the finance, leasing and/or lending businesses.


Marketing
      The Company markets its services through marketing personnel based in 25 domestic locations, including 5 full service operations centers. At July 31, 1998, forty-eight (48) full-time new business marketing representatives directly report to such operations centers. The Company originates finance receivables through its relationships with dealers and, to a lesser extent, manufacturers (sometimes collectively called "vendors"). The Company also directly markets its finance and leasing services to equipment operators for the acquisition or use of equipment and for capital loans. The Company believes that its share of the U.S. market for equipment finance and leasing receivables is less than one percent (1%); therefore, management believes there is substantial opportunity for growth. The Company intends to achieve such growth through the expansion of the Company's marketing efforts into new geographic areas and further penetration in its existing areas by employing additional marketing personnel and opening new full service operations centers. The Company's marketing personnel are salaried rather than commission-based and the majority participate in the Stock Option Plan. Thus, the Company believes that its marketing personnel have a close community of interest with the Company and its stockholders.

      The Company's marketing activities are relationship and service oriented. The Company focuses on providing prompt, responsive and customized service to its customers and business prospects. The Company has a team of dedicated and seasoned marketing and managerial personnel who solicit new business from the vendors and operators of equipment. The Company's marketing and managerial personnel have, on average, more than 15 years of specialized expertise in the industries they serve, which generally enables them to understand customers' businesses and be responsive to customers' needs. Management believes that the experience, knowledge and relationships of its executives and marketing personnel, related to its customer and prospect base, equipment values, resale markets, and local economic and industry conditions, enable the Company to compete effectively on the basis of prompt, responsive and customized service. The Company's customer services include making prompt credit decisions, arranging financing structures which meet customers' needs and the Company's underwriting criteria, providing direct contact between customers and Company executives with decision-making authority and providing prompt and knowledgeable responses to customers' inquiries and to temporary business problems which customers may encounter in the ordinary course of their business.

      The Company obtains business in several ways. Dealers and, to a lesser extent, manufacturers of equipment may refer their customers (operators of equipment) to the Company, or such customers may directly approach the Company to finance equipment purchases. The Company also purchases installment sales contracts, leases and personal property security agreements from vendors who extend credit to purchasers of their equipment. The Company also makes direct loans to equipment operators collateralized by equipment pursuant to personal property security agreements. In addition, the Company purchases equipment from vendors and, simultaneously, leases it to equipment operators, generally under noncancelable leases.

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

      In order to expand its customer base and broaden its marketing coverage geographically, the Company from time to time has purchased portfolios of finance receivables from financial institutions, vendors and others generally in the range of $1.0 million to $5.0 million. These portfolios have included finance receivables secured by a broader range of equipment than that typically financed by the Company.

Originating, Structuring and Underwriting of Finance Receivables
      The Company originates finance receivables generally ranging in amount from $50,000 to $1.0 million per transaction. Individual transactions originated by the Company averaged $168,000 in fiscal 1998, $144,000 in fiscal 1997 and $140,000 in fiscal 1996.

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

      A portion of the Company's business is providing capital loans secured by equipment collateral. Customers seek capital loans for numerous reasons, including consolidation of obligations, working capital needs, reduction of monthly debt service costs, enhancement of bonding capacity (generally in the case of road contractors), and acquisition of additional equipment or other assets. The Company may obtain, as additional collateral, a lien on the customer's accounts receivable, inventory and real property. The Company's capital loans are generally four to five years in term, and generally provide for prepayment premiums.

       When a vendor seeks to sell a finance receivable to the Company or an operator seeks to obtain financing from the Company, an application for credit (including cash flow and background information) is submitted to the Company with respect to the obligor and any guarantors thereof along with a description of collateral to be pledged or leased and its present or proposed use. The Company's personnel analyze the credit application, investigate the credit of the obligor and any guarantors thereof, and evaluate the primary collateral to be pledged. The extent of such analysis depends upon, among other things, the dollar amount of the proposed transaction, the obligor's and any guarantors' financial strength, financial trade and industry references, and the obligor's payment history. The Company may also obtain reports from independent credit reporting agencies and conduct lien, litigation and tax searches. Unlike many of its competitors, the Company does not use credit scoring models. The creditworthiness of obligors and guarantors is evaluated on a case-by-case basis by the Company's credit personnel and management. The primary pledged collateral and any additional collateral are evaluated as to present and possible future resale value. If the Company approves the credit application on terms acceptable to the vendor and/or the obligor, and provided the intended purchaser/lessee acquires the equipment, then the Company either purchases an installment sales contract or lease from the vendor or enters into a direct finance or lease transaction with the obligor. Funding occurs upon the receipt by the Company of all required documentation in form and substance satisfactory to the Company and its legal department. Under the Company's documentation, the obligor/lessee is responsible for all applicable sales, use and property taxes.

      The Company maintains an operating environment which permits flexibility to its managers in structuring financing transactions subject to the Company's credit policy and procedures manual. The Company has established credit policies and procedures which are periodically reviewed and updated, which set forth detailed guidelines for credit review and approval, including maximum credit concentrations with any one obligor which are based on the Company's capital resources and other considerations. Each credit submission, regardless of size, requires the approval of at least two credit officers. The Company's credit policy provides several designations of credit officer authority levels. A credit officer's authority level is based, among other things, on his/her credit experience, managerial position and tenure with the Company. The dollar amount that a credit officer can approve for a particular transaction is based upon the credit officer's authority level, collateral coverage relative to the Company's potential lending exposure, and the extent of recourse, if any, the Company may have to financially responsible vendors. Credit officers only have authority to approve credits up to their prescribed maximum level, and only then if certain criteria have been met. Notwithstanding the foregoing, it is current policy that any single obligor concentration in excess of $1.5 million requires the approval of two senior credit officers, and in excess of $3.0 million, three senior credit officers. In addition, any single obligor concentration above $2.0 million requires the approval of the Company's Chairman or President.

      In addition to the obligor's/lessee's obligation to pay, on occasion vendors provide the Company with full or partial recourse which, among other things, may obligate the vendor to pay the Company upon an obligor's default or a breach of warranty with respect to the assignment of the finance receivable to the Company by the vendor. The Company may also withhold an agreed upon amount from the vendor/obligor or lessee as security or obtain cash collateral from an obligated party as security.

      In purchasing a portfolio of finance receivables, the Company reviews and analyzes the terms of the finance receivables to be purchased, the credit of the related obligors, the documentation relating to such finance receivables and the value of the related pledged collateral, the payment history of the obligors/lessees and the implicit yield to be earned by the Company.

Collection and Servicing
      Customer payments of finance receivables are remitted to, and processed in a central location. Collection efforts in connection with delinquent accounts, however, are handled by the collection personnel and managers in each operations center in conjunction with senior management and, if necessary, the Company's legal department. All past due accounts are reviewed by senior management at least monthly, and all accounts which are past due more than 60 days are continually reviewed by the Company's in-house legal staff. The decision to repossess collateral is made by the Company's senior management in conjunction with its legal staff. The Company determines, on a case-by-case basis, whether or not to use an outside source to repossess an item of collateral. The sale or other disposition of repossessed collateral is determined by the Company's senior management and legal staff in accordance with applicable law.

Competition
      The Company's business is highly competitive. The Company competes with banks, manufacturer-owned and independent finance and leasing companies, as well as other financial institutions. Some of those competitors may be better positioned than the Company to market their services and financing programs to vendors and operators of equipment because of their ability to offer additional services and products, and more favorable rates and terms. Many of these competitors have longer operating histories and possess greater financial and other resources than the Company. In addition, some of these competitors have sources of funds available at a lower cost than those available to the Company, thereby enabling them to provide financing at rates lower than the Company may be willing to provide. The Company typically does not compete primarily on the basis of rate. The Company competes by emphasizing a high level of equipment and financial expertise, customer service, flexibility in structuring financing transactions, management involvement in customer relationships and by attracting and retaining the services of a team of dedicated and talented managerial, marketing and administrative personnel. The present strategy used by the Company to attract and retain such personnel is to offer a competitive salary, an equity interest in the Company through participation in the Stock Option Plan, and enhanced career opportunities. As of July 31, 1998, approximately 70% of the Company's directors, officers and employees with at least one year of service participate in the Stock Option Plan and/or own stock in the Company.


Employees
      At July 31, 1998, the Company had 162 employees. All of the Company's employees and officers are salaried. The Company provides its employees with group health and life insurance benefits and a qualified 401(k) plan. The Company does not match employee contributions to the 401(k) plan. The Company does not have any collective bargaining, employment, pension, incentive compensation arrangements or non-solicitation agreements with any of its employees other than the Stock Option Plan (which contains non-disclosure and non-solicitation provisions) and deferred compensation agreements. Employees who have participated in the Stock Option Plan have, among other things, agreed not to solicit customers of the Company for a period of time following termination of their employment. The Company considers its relations with its employees to be satisfactory.

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


Executive Officers
      Clarence Y. Palitz, Jr., 67, has served as Chairman of the Board of the Company since July 1996, as Chief Executive Officer of the Company since its inception in 1989 and as President of the Company from its inception in 1989 to September 1998. From 1963 to 1988, Mr. Palitz served as President and a Director of Commercial Alliance Corporation ("CAC"), which he founded with his brother, Bernard G. Palitz, in 1963. Since October 1988, he has been a director of City and Suburban Financial Corp., a privately owned savings and loan holding company located in Westchester County, New York.

      Paul R. Sinsheimer, 51, has served as President of the Company since September 1998, as Executive Vice President of the Company from its inception in 1989 to September 1998 and as a Director of the Company since its inception in 1989. From 1970 to 1989, Mr. Sinsheimer was employed by CAC, where he served successively as Credit Manager, Collections Manager, Operations Manager, Houston Branch Manager, Division Manager and, from 1988, Executive Vice President.

      Michael C. Palitz, 40, has served as a Director of the Company since July 1996, as Executive Vice President of the Company since July 1995, as Senior Vice President of the Company from February 1992 to July 1995 and as a Vice President of the Company from its inception in 1989 to February 1992. He has also served as Chief Financial Officer, Treasurer and Assistant Secretary of the Company since its inception in 1989. From 1985 to 1989, Mr. Palitz was an Assistant Vice President of Bankers Trust Company and, from 1980 to 1983, he was an Assistant Secretary of Chemical Bank.

      William M. Gallagher, 49, has served as a Senior Vice President of the Company since 1990 and served as a Vice President of the Company from its inception in 1989 to 1990. From 1973 to 1989, Mr. Gallagher was employed by CAC, where he served successively as Collections Manager, Accounting Manager, Operations Manager of the Chicago and Houston regions and, from 1988, Vice President and Houston Branch Manager.

      Troy H. Geisser, 37, has served as a Senior Vice President and Secretary of the Company since February 1996. From 1990 to 1996, Mr. Geisser held several positions, including Vice President and Branch Manager. From 1986 to 1990, Mr. Geisser held several positions including Division Counsel for the Northern Division of Orix Credit Alliance, Inc. (the successor to CAC).

      John V. Golio, 37, has served as a Senior Vice President of the Company since 1997 and served as a Vice President of a subsidiary of the Company since joining the Company in January 1996. Before joining the Company, Mr. Golio was employed by CAC in various capacities, including branch operations manager.

      Daniel J. McDonough, 36, has served as a Senior Vice President of the Company since 1997. Mr. McDonough held several positions, including Vice President of a subsidiary of the Company, Branch Manager and Operations Manager since joining the Company in 1989. Before joining the Company, Mr. McDonough was employed by CAC in various capacities, including regional credit manager.

      Richard W. Radom, 50, has served as Senior Vice President of the Company since 1990 and served as a Vice President of the Company from 1989 to 1990. From 1973 to 1989, Mr. Radom was employed by CAC, where he served, from 1986, as Senior Vice President.


Item 2.  PROPERTIES

      The Company's executive offices are located at 733 Third Avenue, New York, New York and consist of approximately 5,000 square feet of space. As of July 31, 1998, the Company had five full service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Westmont (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina and Mesa (Phoenix), Arizona, which generally consist of approximately 2,000 to 7,000 square feet of space (except for the Houston office, the operating headquarters, which consists of approximately 12,500 square feet) and are occupied pursuant to leases which expire on various dates through 2004. Management believes that the Company's existing facilities are suitable and adequate for their present and proposed uses and that suitable and adequate facilities will be available on reasonable terms for any additional offices which the Company may open.


Item 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1998.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange under the symbol "FIF". Trading commenced on the New York Stock Exchange on June 22, 1998; prior to that date, the Company's common stock was traded on the American Stock Exchange. The quarterly high and low closing sales prices per share of the common stock as reported by the New York Stock Exchange and the American Stock Exchange, adjusted for the July 1997 three-for-two stock split, follow:

                                                   Price Range
                                              ---------------------
                                               High           Low
                                              ------         ------
Fiscal year 1998
-------------------------------------
First Quarter ended October 31, 1997          $19.81         $14.00
Second Quarter ended January 31, 1998         $23.63         $18.00
Third Quarter ended April 30, 1998            $26.00         $20.38
Fourth Quarter ended July 31, 1998            $28.50         $23.00

Fiscal year 1997
-------------------------------------
First Quarter ended October 31, 1996          $10.58         $ 8.50
Second Quarter ended January 31, 1997         $11.83         $ 9.25
Third Quarter ended April 30, 1997            $13.00         $10.42
Fourth Quarter ended July 31, 1997            $15.58         $11.42

      The Company presently has no intention of paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends, if any, will depend upon the Company's earnings, financial condition, capital requirements, cash flow and long range plans and such other factors as the Board of Directors of the Company may deem relevant.

Number of Record Holders
      The number of record holders of the Company's Common Stock as of October 1, 1998 was 73. Included in this number are several nominees which hold the Company's common stock on behalf of numerous other persons and institutions; these other persons and institutions are not included in the above number as their shares are held in "Street Name."


Item 6.      SELECTED FINANCIAL DATA

      Reference is made to information under the heading "Financial Highlights" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1998, which information is incorporated herein by reference.
The Company has not paid any cash dividends on its Common Stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Reference is made to information under the heading "Management's Discussion and Analysis of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1998, which information is incorporated herein by reference.


Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to information under the heading "Management's Discussion and Analysis of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1998, which information is incorporated herein by reference.


Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to information under the headings "Consolidated Balance Sheet," "Consolidated Statement of Stockholders' Equity," "Consolidated Statement of Operations," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1998, which information is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 8, 1998, except as to biographical information on Executive Officers which is contained in Item I of this Annual Report on Form 10-K.


Item 11.      EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 8, 1998.


Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 8, 1998.


Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 8, 1998.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  1.  Financial Statements                                           Page

            The following financial statements are filed herewith and incorporated herein by reference from pages 15 through 26 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1998, as provided in Item 8 hereof:

            - Consolidated Balance Sheet as at July 31, 1998 and 1997.
            - Consolidated Statement of Stockholders' Equity for the
              fiscal years ended July 31, 1998, 1997 and 1996.
            - Consolidated Statement of Operations for the fiscal years ended July 31, 1998, 1997 and 1996.
            - Consolidated Statement of Cash Flows for the fiscal years ended July 31, 1998, 1997 and 1996.
            - Notes to Consolidated Financial Statements.
            - Independent Auditors' Report.

        2.  Financial Statement Schedules

            The following financial statement schedules are filed
            herewith:
            - Independent Auditors' Report on Financial Statement
              Schedules.                                                    12
            - Schedule I - Condensed Financial Information of
              Registrant.                                                   13

            All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.

        3.  Exhibits                                                        17

Exhibit No.   Description of Exhibit
3.1      (a)   Articles of Incorporation of the Registrant
3.2      (a)   By-laws of the Registrant
3.3      (a)   Form of Restated and Amended By-laws of the Registrant
4.1      (a)   Form of Variable Rate Subordinated Debentures Due September 1,
               2000 (a "Debenture") issued by Registrant
4.6      (f)   Form of Note Agreement dated as of April 15, 1996 issued by
               Financial Federal Credit Inc. ("Credit") to certain
               institutional noteholders
4.7      (j)   Form of Note Agreement dated as of July 1, 1997 issued by Credit to certain institutional note holders
4.8      (k)   Indenture dated January 14, 1998 for Credit's Rule 144A Medium
               Term Note Program
4.9      (l)   Indenture, dated as of April 15, 1998, between Registrant and
               First National Bank of Chicago for Registrant's $100 million
               4.5% Convertible Subordinated Notes due 2005
4.10     (l)   Registration Rights Agreement, dated as of April 24, 1998, between Registrant and BancAmerica Robertson Stephens,
               Donaldson, Lufkin & Jenrette Securities Corporation, Piper
               Jaffray Inc., CIBC Oppenheimer Corporation, Friedman,
               Billings, Ramsey & Co., Inc., Schroder & Co.  Inc., and Wheat,
               First Securities, Inc. for Registrant's $100 million 4.5%
               Convertible Subordinated Notes due 2005
4.11     (l)   Specimen 4.5% Convertible Subordinated Note Due 2005
4.12     (l)   Specimen Common Stock Certificate
10.2     (a)   Form of Warrant to purchase Common Stock, as amended, issued by the Registrant to stockholders in connection with its initial capitalization
10.3     (a)   Form of Warrant to purchase Common Stock issued by the
               Registrant to certain of its officers
10.8     (a)   Form of Commercial Paper Note issued by the Registrant
10.9     (a)   Form of Commercial Paper Note issued by Credit
10.10    (a)   Stock Option Plan of the Registrant and forms of related stock option agreements
10.11    (b)   Deferred Compensation Agreement dated June 1, 1992 between
               Credit and Clarence Y. Palitz, Jr.
10.12    (b)   Deferred Compensation Agreement dated June 1, 1992 between
               Credit and Bernard G. Palitz
10.13    (c)   Deferred Compensation Agreement dated January 1, 1993 between
               Credit and Clarence Y. Palitz, Jr.
10.14    (c)   Deferred Compensation Agreement dated January 1, 1993 between
               Credit and Bernard G. Palitz.
10.15    (d)   Deferred Compensation Agreement dated January 1, 1994 between
               Credit and Clarence Y. Palitz, Jr.

10.16    (d)   Deferred Compensation Agreement dated January 1, 1994 between
               Credit and Bernard G. Palitz.
10.17    (e)   Deferred Compensation Agreement dated January 1, 1995 between
               Credit and Bernard G. Palitz.
10.18    (e)   Deferred Compensation Agreement dated January 1, 1995 between
               Credit and Clarence Y. Palitz, Jr.
10.19    (e)   Deferred Compensation Agreement dated February 1, 1995 between
               Credit and Paul Sinsheimer
10.20    (g)   Deferred Compensation Agreement dated January 1, 1996 between
               Credit and Clarence Y. Palitz, Jr.
10.21    (h)   Form of Commercial Paper Dealer Agreement of Credit
10.22    (h)   Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor
10.23    (i)   Deferred Compensation Agreement dated December 30, 1996 between the Registrant and Clarence Y. Palitz, Jr.
10.24    (k)   Deferred Compensation Agreement dated January 2, 1998 between the Registrant and Clarence Y. Palitz, Jr.
12.1           Computation Of Debt-To-Equity Ratio
13.1           1998 Annual Report to Stockholders (except for the pages and information thereof expressly incorporated by reference in this
               Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)
22.1           Subsidiaries of the Registrant
23.1           Consent of Independent Auditors
27             Financial Data Schedule (EDGAR version only)
---------------
(a) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-46662).
(b) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1992.
(c) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1993.
(d) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1994.
(e) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1995.
(f) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 333-3320).
(g) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1996.
(h) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1996.
(i) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1997.
(j) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1997.
(k) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1998.
(l) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-56651).

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the last quarter of the fiscal year ended July 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FINANCIAL FEDERAL CORPORATION
                                          (Registrant)


                                          By:   /s/ Clarence Y. Palitz, Jr.
                                          ---------------------------------
                                          Chairman of the Board and Chief
                                          Executive Officer


                                          October 28, 1998
                                          ----------------
                                          Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Clarence Y. Palitz, Jr.                                October 27, 1998
       -------------------------------------------------      ----------------
       Chairman of the Board and Chief Executive Officer      Date

/s/    Lawrence B. Fisher                                     October 27, 1998
       -------------------------------------------------      ----------------
       Director                                               Date

/s/    William C. MacMillen, Jr.                              October 28, 1998
       -------------------------------------------------      ----------------
       Director                                               Date

/s/    Bernard G. Palitz                                      October 27, 1998
       -------------------------------------------------      ----------------
       Director                                               Date

/s/    Paul R. Sinsheimer                                     October 27, 1998
       -------------------------------------------------      ----------------
       President, Chief Operating Officer and Director        Date

/s/    Michael C. Palitz                                      October 27, 1998
       -------------------------------------------------      ----------------
       Executive Vice President, Treasurer, Chief             Date
       Financial Officer and Director

/s/    David H. Hamm                                          October 27, 1998
       -------------------------------------------------      ----------------
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

                         Independent Auditors' Report
                         ----------------------------

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




                                                /s/ Eisner & Lubin LLP
                                                ----------------------------
                                                CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
September 3, 1998

Schedule I

                               FINANCIAL FEDERAL CORPORATION
                                  CONDENSED BALANCE SHEET
                                      (In Thousands)
                                                               July 31,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
                        ASSETS

Cash                                                   $    160       $    117
Due from subsidiaries:
   Advances                                             122,882         18,650
   Subordinated notes receivable                         50,000         50,000

Investment in subsidiaries - at equity                   60,945         46,039
Other assets                                              4,979            473
                                                       --------       --------
      TOTAL                                            $238,966       $115,279
                                                       ========       ========

                      LIABILITIES

Senior debt                                            $  9,881       $  4,901
Accrued interest, taxes and other liabilities             3,566          2,484
Subordinated debt                                       102,290          2,290
                                                       --------       --------
      Total liabilities                                 115,737          9,675
                                                       --------       --------
                 STOCKHOLDERS' EQUITY

Common stock                                              7,421          7,382
Additional paid-in capital                               57,869         57,315
Warrants                                                     29             29
Retained earnings                                        57,970         40,878
                                                       --------       --------
      Total stockholders' equity                        123,229        105,604
                                                       --------       --------
      TOTAL                                            $238,966       $115,279
                                                       ========       ========

The notes hereto, the consolidated financial statements and the notes thereto are made a part hereof.

                               FINANCIAL FEDERAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                      (In Thousands)
                                                              Year Ended July 31,
                                                      -----------------------------------
                                                       1998          1997          1996
                                                      -------       -------       -------
Equity in earnings of subsidiaries before
  income taxes                                        $24,907       $18,661       $14,205
Interest charges to subsidiaries                        7,236         5,060         4,007
                                                      -------       -------       -------
     Total                                             32,143        23,721        18,212
                                                      -------       -------       -------
Expenses:
   Interest expense                                     2,033           590           972
   Other expenses (net)                                 2,285         2,144         1,811
                                                      -------       -------       -------
     Total                                              4,318         2,734         2,783
                                                      -------       -------       -------
Earnings before income taxes                           27,825        20,987        15,429

Provision for income taxes                             10,793         8,078         5,819
                                                      -------       -------       -------
NET EARNINGS                                           17,032        12,909         9,610

Retirement of treasury stock                                           (463)         (840)

Three-for-two stock split                                            (2,461)       (1,372)

Retained earnings - August 1                           40,878        30,893        23,495
                                                      -------       -------       -------
RETAINED EARNINGS - JULY 31                           $57,910       $40,878       $30,893
                                                      =======       =======       =======

The notes hereto, the consolidated financial statements and the notes thereto are made a part hereof.

                                    FINANCIAL FEDERAL CORPORATION
                                  CONDENSED STATEMENT OF CASH FLOWS
                                            (In Thousands)
                                                               Year Ended July 31,
                                                       ----------------------------------
                                                         1998         1997         1996
                                                       --------     --------     --------
Net cash provided by operating activities              $  1,157     $  1,922     $  1,330
                                                       --------     --------     --------
Cash flows from investing activities:
   Collections from (advances to) subsidiaries-net     (104,232)       8,976       (8,301)
   Subordinated notes receivable-subsidiary (advances)                (5,000)     (20,000)
   Dividends received from subsidiary                       250          200          500
                                                       --------     --------     --------
      Net cash provided by (used in) investing
        activities                                     (103,982)       4,176      (27,801)
                                                       --------     --------     --------
Cash flows from financing activities:
   Commercial paper:
      Proceeds                                          103,935       66,207       76,869
      Repayments                                        (98,955)     (66,272)     (76,509)
   Proceeds from convertible subordinated notes         100,000
   Repayment of note payable - bank                                                               (500)
   Repurchases of subordinated debt                                   (4,667)
   Proceeds from sale of common stock, net                                         26,340
   Proceeds from exercise of stock options                  519           61          166
   Acquisition of treasury stock                                      (1,630)
   Deferred debt issuance costs                          (2,687)
   Tax benefit relating to stock options                     56           64
                                                       --------     --------     --------
      Net cash provided by (used in) financing
        activities                                      102,868       (6,237)      26,366
                                                       --------     --------     --------
NET INCREASE (DECREASE) IN CASH                              43         (139)        (105)

Cash - August 1                                             117          256          361
                                                       --------     --------     --------
CASH - JULY 31                                         $    160     $    117     $    256
                                                       ========     ========     ========

Non-cash financing activities:

In 1997, the Company retired 124 common shares held as treasury stock resulting in decreases of common stock, additional paid-in capital and retained earnings of $62, $1,105 and $463, respectively. Additionally, the Company authorized a three-for-two stock split effected in the form of a stock dividend.

In 1996, the Company retired 96 common shares held as treasury stock resulting in decreases of common stock, additional paid-in capital and retained earnings of $48, $552 and $840, respectively. Additionally, the Company authorized a three-for-two stock split effected in the form of a stock dividend.


The notes hereto, the consolidated financial statements and the notes thereto are made a part hereof.

Schedule I

                           FINANCIAL FEDERAL CORPORATION

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (In Thousands)


1. Basis of Presentation:
-------------------------
In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes included in the consolidated financial statements and the notes thereto.


2. Due from Subsidiaries:
-------------------------
Advances to subsidiaries includes a $97,813 note with interest receivable semi-annually at 6.75%. The note has a maturity date of May 1, 2005, but is callable at any time. Other amounts advanced bore interest at weighted average rates of 6.8% and 5.9% at July 31, 1998 and 1997, respectively.

Subordinated notes receivable are summarized as follows:

             Maturity            Interest rate     Amount
          --------------         -------------     -------
          August 1, 2008              8.35%        $25,000
          August 1, 2008              7.85           5,000
          August 1, 2008              7.70           5,000
          August 1, 2008              6.90           5,000
          August 1, 2008              7.50          10,000
                                                   -------
             Total                                 $50,000
                                                   =======

The notes and interest thereon are subordinated to the subsidiary's borrowings from banks, institutional and other investors, commercial paper investors and other debt designated by the subsidiary's Board of Directors. Interest is receivable quarterly.

Other assets include $2,186 and $422 of accrued interest receivable from subsidiaries at July 31, 1998 and 1997, respectively.

                                 EXHIBIT INDEX


Exhibit No.    Description of Exhibit                                  Page No.
-----------    ----------------------                                  --------
  3.1          Articles of Incorporation of the Registrant                 *
  3.2          By-laws of the Registrant                                   *
  3.3          Form of Restated and Amended By-laws of the Registrant      *
  4.1          Form of Variable Rate Subordinated Debentures Due
               September 1, 2000 (a "Debenture") issued by Registrant      *
  4.6          Form of Note Agreement, dated as of April 15, 1996,
               issued by Financial Federal Credit Inc. ("Credit") to
               certain institutional note holders                          *
  4.7          Form of Note Agreement dated as of July 1, 1997 issued
               by Credit to certain institutional note holders             *
  4.8          Indenture dated January 14, 1998 for Credit's Rule 144A
               Medium Term Note Program                                    *
  4.9          Indenture, dated as of April 15, 1998, between Registrant
               and First National Bank of Chicago for Registrant's $100
               million 4.5% Convertible Subordinated Notes due 2005        *
  4.10         Registration Rights Agreement, dated as of April 24, 1998, between Registrant and BancAmerica Robertson Stephens,
               Donaldson, Lufkin & Jenrette Securities Corporation, Piper
               Jaffray Inc., CIBC Oppenheimer Corporation, Friedman,
               Billings, Ramsey & Co., Inc., Schroder & Co.  Inc., and
               Wheat, First Securities, Inc. for Registrant's $100
               million 4.5% Convertible Subordinated Notes due 2005        *
  4.11         Specimen 4.5% Convertible Subordinated Note Due 2005        *
  4.12         Specimen Common Stock Certificate                           *
 10.2          Form of Warrant to purchase Common Stock, as amended,
               issued by the Registrant to stockholders in connection
               with its initial capitalization                             *
 10.3          Form of Warrant to purchase Common Stock issued by the
               Registrant to certain of its officers                       *
 10.8          Form of Commercial Paper Note issued by the Registrant      *
 10.9          Form of Commercial Paper Note issued by Credit              *
 10.10         Stock Option Plan of the Registrant and forms of related
               stock option agreements                                     *
 10.11         Deferred Compensation Agreement dated June 1, 1992 between
               Credit and Clarence Y. Palitz, Jr.                          *
 10.12         Deferred Compensation Agreement dated June 1, 1992 between
               Credit and Bernard G. Palitz                                *
 10.13         Deferred Compensation Agreement dated January 1, 1993
               between Credit and Clarence Y. Palitz, Jr.                  *
 10.14         Deferred Compensation Agreement dated January 1, 1993
               between Credit and Bernard G. Palitz.                       *
 10.15         Deferred Compensation Agreement dated January 1, 1994
               between Credit and Clarence Y. Palitz, Jr.                  *
 10.16         Deferred Compensation Agreement dated January 1, 1994
               between Credit and Bernard G. Palitz.                       *
 10.17         Deferred Compensation Agreement dated January 1, 1995
               between Credit and Bernard G. Palitz.                       *
 10.18         Deferred Compensation Agreement dated January 1, 1995
               between Credit and Clarence Y. Palitz, Jr.                  *
 10.19         Deferred Compensation Agreement dated February 1, 1995
               between Credit and Paul Sinsheimer                          *
 10.20         Deferred Compensation Agreement dated January 1, 1996
               between Credit and Clarence Y. Palitz, Jr.                  *
 10.21         Commercial Paper Dealer Agreement, dated April 23, 1996,
               between Credit and BA Securities, Inc.                      *
 10.22         Form of Deferred Compensation Agreement with certain
               officers as filed under the Top Hat Plan with the
               Department of Labor                                         *
 10.23         Deferred Compensation Agreement dated December 30, 1996
               between the Registrant and Clarence Y. Palitz, Jr.          *
 10.24         Deferred Compensation Agreement dated January 2, 1998
               between the Registrant and Clarence Y. Palitz, Jr.          *
 12.1          Computation of Debt-To-Equity Ratio                        18
 13.1          1998 Annual Report to Stockholders (except for the pages
               and information thereof expressly incorporated by
               reference in this Form 10-K, the Annual Report to
               Stockholders is provided solely for the information of
               the Securities and Exchange Commission and is not deemed
               "filed" as part of this Form 10-K)
 22.1          Subsidiaries of the Registrant                             19
 23.1          Consent of Independent Auditors                            20
 27            Financial Data Schedule (EDGAR version only)
 ____________
*Previously filed with the Securities and Exchange Commission as an exhibit.