Form 10-Q
period 1998-10-31
FINANCIAL FEDERAL CORP
filed 1998-12-07
CIK 854711

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended October 31, 1998


                        Commission file number 1-12006



                        FINANCIAL FEDERAL CORPORATION
            (Exact name of registrant as specified in its charter)


          Nevada                                   88-0244792
 (State of incorporation)            (I.R.S. Employer Identification Number)



                     733 Third Avenue, New York, NY 10017
                   (Address of principal executive offices)
                                  (Zip code)


                                (212) 599-8000
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

At December 1, 1998, 14,864,646 shares of Registrant's common stock, $.50 par value, were outstanding.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                    for the quarter ended October 31, 1998


                                     INDEX



Part I - Financial Information                                      Page No.
------------------------------                                      --------

Item 1    Financial Statements - FINANCIAL FEDERAL CORPORATION AND
                                 SUBSIDIARIES

          Consolidated Balance Sheet at October 31, 1998 (unaudited)
            and July 31, 1998 (audited)                                3

          Consolidated Statement of Operations and Retained Earnings
            for the three months ended October 31, 1998 and 1997
            (unaudited)                                                4

          Consolidated Statement of Cash Flows for the three months
            ended October 31, 1998 and 1997 (unaudited)                5

          Notes to Consolidated Financial Statements                   6-7


Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7-9


Part II - Other Information
---------------------------

Item 6    Exhibits and Reports on Form 8-K                             9

                             FINANCIAL FEDERAL CORPORATION
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                                (Dollars in Thousands)

                                                         October 31, 1998
                                                            (Unaudited)   July 31, 1998 *
                                                              --------       --------
ASSETS
Finance receivables                                           $807,384       $772,427
Allowance for possible losses                                  (14,052)       (13,330)
                                                              --------       --------
     Finance receivables - net                                 793,332        759,097

Cash                                                             2,837          2,756
Other assets                                                     3,948          4,255
                                                              --------       --------
       TOTAL ASSETS                                           $800,117       $766,108
                                                              ========       ========

LIABILITIES

Senior debt:
     Long-term ($35,779 at October 31, 1998 and $36,209
          at July 31, 1998 due to related parties)            $488,263       $478,388
     Short-term                                                 44,894         22,144
Subordinated debt ($4,681 at October 31, 1998 and
     July 31, 1998 due to related parties)                     100,790        102,290
Accrued interest, taxes and other liabilities                   20,425         23,940
Deferred income taxes                                           17,173         16,117
                                                              --------       --------
     Total liabilities                                         671,545        642,879
                                                              --------       --------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 500,000 shares,
     none issued
Common stock - $.50 par value, authorized 25,000,000 shares;
     shares issued: 14,864,646 at October 31, 1998 and
     14,842,544 at July 31, 1998                                 7,432          7,421
Additional paid-in capital                                      58,010         57,869
Warrants - issued and outstanding 1,606,500                         29             29
Retained earnings                                               63,101         57,910
                                                              --------       --------
     Total stockholders' equity                                128,572        123,229
                                                              --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $800,117       $766,108
                                                              ========       ========

  *  Reproduced from balance sheet included in the 1998 Annual Report to Stockholders.

  The notes to consolidated financial statements are made a part hereof.

                             FINANCIAL FEDERAL CORPORATION
                                   AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF OPERATIONS
                            AND RETAINED EARNINGS (UNAUDITED)
                    (Dollars in Thousands, Except Per Share Amounts)

                                                                 Three Months Ended
                                                                    October 31,
                                                               ----------------------
                                                                1998           1997
                                                               -------        -------
Finance income                                                 $21,116        $16,369

Interest expense                                                 9,561          7,229
                                                               -------        -------
     Finance income before provision for possible
          losses on finance receivables                         11,555          9,140

Provision for possible losses on finance receivables               800            625
                                                               -------        -------
     Net finance income                                         10,755          8,515

Gain on debt retirement                                            187
Salaries and other expenses                                     (2,491)        (2,182)
                                                               -------        -------
     Earnings before income taxes                                8,451          6,333

Provision for income taxes                                       3,260          2,459
                                                               -------        -------
          NET EARNINGS                                           5,191          3,874

Retained earnings - beginning of period                         57,910         40,878
                                                               -------        -------
          RETAINED EARNINGS - END OF PERIOD                    $63,101        $44,752
                                                               =======        =======

EARNINGS PER COMMON SHARE:
     Diluted                                                     $0.30          $0.24
                                                                 =====          =====
     Basic                                                       $0.35          $0.26
                                                                 =====          =====

  The notes to consolidated financial statements are made a part hereof.

                             FINANCIAL FEDERAL CORPORATION
                                   AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Dollars in Thousands)
                                                                 Three Months Ended
                                                                    October 31,
                                                               ----------------------
                                                                1998           1997
                                                               -------        -------
Cash flows from operating activities:
     Net earnings                                               $5,191         $3,874
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance
         receivables                                               800            625
        Depreciation and amortization                            1,431          1,194
        Deferred income taxes                                    1,056            500
        Gain on extinguishment of debt                            (187)
        Decrease in other assets                                   371             43
        (Decrease) in accrued interest, taxes and other
           liabilities                                          (3,515)        (3,265)
                                                               -------        -------
             Net cash provided by operating activities           5,147          2,971
                                                               -------        -------
Cash flows from investing activities:
     Finance receivables:
          Originated                                          (154,252)      (130,383)
          Collected                                            117,858         97,636
     Other                                                        (136)          (124)
                                                               -------        -------
             Net cash (used in) investing activities           (36,530)       (32,871)
                                                               -------        -------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                    (188,784)        (9,321)
          Maturities greater than 90 days:
               Proceeds                                         25,306         34,883
               Repayments                                      (20,842)       (21,169)
     Bank borrowings (net)                                     207,070         20,580
     Proceeds from term loan - bank                             10,000
     Repurchase of convertible subordinated  notes              (1,313)
     Variable rate senior term notes (net)                        (125)         4,248
     Proceeds from exercise of stock options                       152            159
                                                               -------        -------
             Net cash provided by financing activities          31,464         29,380
                                                               -------        -------
NET INCREASE (DECREASE) IN CASH                                     81           (520)

Cash - beginning of period                                       2,756          2,532
                                                               -------        -------
CASH - END OF PERIOD                                            $2,837         $2,012
                                                                ======         ======
Supplemental disclosures of cash flow information:
     Interest paid                                              $7,468         $6,959
                                                                ======         ======
     Income taxes paid                                            $153           $406
                                                                ======         ======

  The notes to consolidated financial statements are made a part hereof.

                FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at October 31, 1998 and the results of operations and cash flows of the Company for the three month periods ended October 31, 1998 and 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. The consolidated results of operations for the three month periods ended October 31, 1998 and 1997 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------
Earnings per common share was calculated as follows (in thousands, except per share amounts):

                                                       Three months ended
                                                           October 31,
                                                      ---------------------
                                                       1998           1997
                                                      ------         ------

   Net earnings (used for basic earnings per share)   $5,191         $3,874
   Effect of convertible securities                      790
                                                      ------         ------
   Adjusted net earnings (used for diluted earnings
      per share)                                      $5,981         $3,874
                                                      ======         ======

   Weighted average common shares outstanding
      (used for basic earnings per share)             14,853         14,770

   Effect of dilutive securities:
      Convertible subordinated notes                   3,294
      Warrants                                         1,401          1,342
      Stock options                                      297            293
                                                      ------         ------

   Adjusted weighted average common shares and
      assumed conversions (used for diluted
      earnings per share)                             19,845         16,405
                                                      ======         ======

   Net earnings per common share - Diluted             $0.30          $0.24
                                                       =====          =====

   Net earnings per common share - Basic               $0.35          $0.26
                                                       =====          =====


NOTE 3 - LONG-TERM DEBT
-----------------------
At October 31, 1998, the Company had $292.5 million of committed unsecured revolving credit facilities with various banks that expire after October 31, 1999. Long-term senior debt of $488.3 million at October 31, 1998 comprised $164.5 million of borrowings under these facilities, $128.0 million of commercial paper and short-term bank borrowings supported by these facilities and $195.8 million of term notes payable.


NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------
During the quarter ended October 31, 1998, the Company entered into derivative financial instruments to hedge its exposure to fluctuations in market interest rates on anticipated placement(s) of senior term debt. At October 31, 1998, the Company was a party to treasury lock agreements with an aggregate notional amount of $40.0 million that mature within five months.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact SFAS 133 will have on its earnings or financial position.


PART I
Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Three Months Ended October 31, 1998 to Three Months Ended
-----------------------------------------------------------------------
October 31, 1997
----------------

Finance income increased 29% to $21.1 million in the first quarter of fiscal 1999 from $16.4 million in the first quarter of fiscal 1998. The increase was primarily the result of the $199 million, or 34%, increase in average finance receivables outstanding to $793 million in the first quarter of fiscal 1999 from $594 million in the first quarter of fiscal 1998, partially offset by decreases in finance rates charged by the Company in response to the declining interest rate environment. Finance receivables booked in the first quarter of fiscal 1999 increased 18% to $154 million from $130 million in the first quarter of fiscal 1998 primarily due to the increase in the number of the Company's marketing personnel and increased business activity in the Southeast.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 32% to $9.6 million in the first quarter of fiscal 1999 from $7.2 million in the first quarter of fiscal 1998. The increase was primarily due to the 38% increase in average debt outstanding in the first quarter of fiscal 1999 from the first quarter of fiscal 1998, partially offset by the slight decrease in the Company's cost of funds due to the 4.5% convertible subordinated notes issued in April 1998.

Finance income before provision for possible losses on finance receivables increased by 26% to $11.6 million in the first quarter of fiscal 1999 from $9.1 million in the first quarter of fiscal 1998. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, decreased to 5.8% in the first quarter of fiscal 1999 from 6.1% in the first quarter of fiscal 1998 primarily due to the Company's higher debt-to-equity ratio, 4.9 at October 31, 1998 compared to 4.3 at October 31, 1997, and to lower finance rates charged by the Company, partially offset by the slight decrease in the Company's cost of funds.

The provision for possible losses on finance receivables increased by 28% to $800,000 in the first quarter of fiscal 1999 from $625,000 in the first quarter of fiscal 1998. The increase was primarily due to the increase in finance receivables. The allowance for possible losses, which increased to $14.1 million at October 31, 1998 from $11.0 million at October 31, 1997, was 1.74% and 1.79% of finance receivables at October 31, 1998 and 1997, respectively. The allowance is periodically reviewed by the Company's management and is estimated based on management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Non-performing finance receivables were $7.2 million, or 0.9% of total finance receivables, at October 31, 1998, compared to $4.7 million, or 0.8% of total finance receivables, at October 31, 1997.

In September 1998, the Company repurchased $1.5 million face amount of its convertible subordinated notes for $1.3 million.

Salaries and other expenses increased by 14% to $2.5 million in the first quarter of fiscal 1999 from $2.2 million in the first quarter of fiscal 1998 primarily due to the increase in the number of marketing personnel and other employees and salary increases.

Net earnings increased by 34% to $5.2 million in the first quarter of fiscal 1999 from $3.9 million in the first quarter of fiscal 1998. Diluted earnings per share increased by 25% to $0.30 per share in the first quarter of fiscal 1999 from $0.24 per share in the first quarter of fiscal 1998 and basic earnings per share increased by 35% to $0.35 per share in the first quarter of fiscal 1999 from $0.26 per share in the first quarter of fiscal 1998. The increase in diluted earnings per share was lower than the increase in net earnings due to the effects of the convertible subordinated notes issued in April 1998 and an increase in the number of weighted average common shares.


LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the continued availability of funds primarily to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including internal generation, direct issuance of and dealer placed commercial paper, borrowings under revolving credit facilities, placements of term debt and sales of common and preferred equity. Management believes that the Company has available sufficient liquidity to support its future operations.

The Company issues investment grade commercial paper directly and through a program with recognized commercial paper dealers. Commercial paper outstanding at October 31, 1998 was $126.9 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain bank facilities so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At October 31, 1998, the Company had $137.5 million of short-term committed unsecured revolving credit facilities with various banks under which $46.0 million was outstanding, and $292.5 million of long-term committed unsecured revolving credit facilities with various banks under which $164.5 million was outstanding.

At October 31, 1998, the Company had $45.0 million available under its 144A Medium-Term Note Program.


YEAR 2000

The Company has determined that its information technology systems are primarily Year 2000 compliant (non information technology systems are not critical to the Company's operations). Therefore, any future costs the Company may incur relating to the Year 2000 issue are not expected to be significant. The Company has not, and does not expect to, incur any specific quantifiable costs that can be directly and solely related to the Year 2000 issue.

The Company has business relationships with thousands of equipment manufacturers, dealers and operators (customers). The failure by any one or several of these third parties to be Year 2000 compliant is not expected to result in a material loss in the Company's revenue.

The Company has relationships with three commercial paper dealers and eighteen banks to fund its daily operations. The failure by any one of these credit providers to be Year 2000 compliant is not expected to affect materially the Company's liquidity. Through direct communications with these credit providers and the review of their public statements, the Company has been assured that substantially all of its credit providers expect to be Year 2000 compliant. In addition, all banks are required to be Year 2000 compliant by the Office of the Controller of the Currency.

Neither the Company, nor anyone else, can predict, or envision, the potential direct and residual effects of technology's inability to properly recognize the year 2000. These possible effects include extended, nationwide interruptions in telecommunications services, utility services, public transportation, air travel and global banking and electronic payment systems. Based on the unknown effects of these potentially significant interruptions, the Company believes that it is impossible to assure full Year 2000 compliance even though the Company has taken appropriate measures to be compliant.

In the event that the advent of the Year 2000 causes a material business interruption, the Company believes, but cannot assure, that, to the extent possible (except for the interruptions listed in the prior paragraph), any such interruption could be overcome manually.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Operations and Financial Condition contains forward-looking statements that involve risks, uncertainties and assumptions due to their subjective nature. Therefore, actual outcomes and results could differ materially from those anticipated by such forward-looking statements due to the impact of many factors beyond the Company's control, including economic, geographic and industry conditions, availability of funding sources, market risk from fluctuations in interest rates, prepayments, competitive conditions, changes in existing laws or regulations and matters relating to the Year 2000 issue.


PART II
Item 6

                       EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

              27 - Financial Data Schedule (EDGAR version only)

       (b) Reports on Form 8-K

              The Company filed a report on Form 8-K dated October 2, 1998 reporting, under Item 5, the announcement that Paul R. Sinsheimer was promoted to President and Chief Operating Officer, effective immediately.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FINANCIAL FEDERAL CORPORATION
                                        -----------------------------
                                        (Registrant)




                                        By:  /s/ Michael C. Palitz
                                             ----------------------------
                                             Executive Vice President and
                                             Chief Financial Officer


                                        By:  /s/ David H. Hamm
                                             ----------------------------
                                             Controller and Assistant
                                             Treasurer







December 7, 1998
----------------
(Date)

                               INDEX TO EXHIBITS


Exhibit No.      Exhibits                                            Page
-----------      --------                                            ----

  27             Financial Data Schedule (EDGAR version only)