Form 10-Q
period 1999-01-31
FINANCIAL FEDERAL CORP
filed 1999-03-15
CIK 854711

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended January 31, 1999


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

At March 1, 1999, 14,929,162 shares of Registrant's common stock, $.50 par value, were outstanding.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                    for the quarter ended January 31, 1999


                                     INDEX



Part I - Financial Information                                        Page No.
------------------------------                                        --------

Item 1    Financial Statements - FINANCIAL FEDERAL CORPORATION AND
                                 SUBSIDIARIES

          Consolidated Balance Sheet at January 31, 1999 (unaudited)
            and July 31, 1998 (audited)                                 3

          Consolidated Statement of Operations and Retained Earnings
            for the three and six month periods ended January 31,
            1999 and 1998 (unaudited)                                   4

          Consolidated Statement of Cash Flows for the three and six
            month periods ended January 31, 1999 and 1998 (unaudited)   5

          Notes to Consolidated Financial Statements                    6-7


Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7-10


Part II - Other Information
---------------------------

Item 4    Submission of matters to a vote of security holders           10

Item 6    Exhibits and Reports on Form 8-K                              10

                             FINANCIAL FEDERAL CORPORATION
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                                (Dollars in Thousands)

                                                              January 31,   July 31,
                                                                 1999        1998*
                                                              (Unaudited)
                                                               ---------   ---------
ASSETS

Finance receivables                                            $835,613    $772,427
Allowance for possible losses                                   (14,740)    (13,330)
                                                               --------    --------
     Finance receivables - net                                  820,873     759,097

Cash                                                              2,558       2,756
Other assets                                                      4,481       4,255
                                                               --------    --------
     TOTAL ASSETS                                              $827,912    $766,108
                                                               ========    ========

LIABILITIES

Senior debt:
     Long-term ($38,251 at January 31, 1999 and $36,209
          at July 31, 1998 due to related parties)             $460,522    $478,388
     Short-term                                                  99,303      22,144
Subordinated debt ($4,681 at January 31, 1999 and
     July 31, 1998 due to related parties)                      100,790     102,290
Accrued interest, taxes and other liabilities                    15,017      23,940
Deferred income taxes                                            18,173      16,117
                                                               --------    --------
Total liabilities                                               693,805     642,879
                                                               --------    --------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000
     shares in 1999 and 500,000 shares in 1998, none issued
Common stock - $.50 par value, authorized 100,000,000
     shares in 1999 and 25,000,000 shares in 1998; shares
     issued: 14,878,061 at January 31, 1999 and 14,842,544
     at July 31, 1998                                             7,439       7,421
Additional paid-in capital                                       58,122      57,869
Warrants - issued and outstanding 1,606,500                          29          29
Retained earnings                                                68,517      57,910
                                                               --------    --------
Total stockholders' equity                                      134,107     123,229
                                                               --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $827,912    $766,108
                                                               ========    ========

     *  Reproduced from balance sheet included in the 1998 Annual Report to Stockholders.

     The notes to consolidated financial statements are made a part hereof.

                            FINANCIAL FEDERAL CORPORATION
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF OPERATIONS
                         AND RETAINED EARNINGS (UNAUDITED)
                    (Dollars in Thousands, Except Share Amounts)

                                                      Three Months Ended      Six Months Ended
                                                          January 31,            January 31,
                                                      ------------------     ------------------
                                                       1999       1998        1999       1998
                                                      -------    -------     -------    -------
Finance income                                        $21,508    $17,622     $42,624    $33,991

Interest expense                                        9,518      8,087      19,079     15,316
                                                      -------    -------     -------    -------
     Finance income before provision for possible
       losses on finance receivables                   11,990      9,535      23,545     18,675

Provision for possible losses on finance receivables      650        800       1,450      1,425
                                                      -------    -------     -------    -------
     Net finance income                                11,340      8,735      22,095     17,250

Gain on debt retirement                                                          187
Salaries and other expenses                            (2,507)    (2,114)     (4,998)    (4,296)
                                                      -------    -------     -------    -------
     Earnings before income taxes                       8,833      6,621      17,284     12,954

Provision for income taxes                              3,417      2,571       6,677      5,030
                                                      -------    -------     -------    -------
     NET EARNINGS                                       5,416      4,050      10,607      7,924

Retained earnings - beginning of period                63,101     44,752      57,910     40,878
                                                      -------    -------     -------    -------
     RETAINED EARNINGS - END OF PERIOD                $68,517    $48,802     $68,517    $48,802
                                                      =======    =======     =======    =======

EARNINGS PER COMMON SHARE:
     Diluted                                            $0.31      $0.25       $0.61      $0.48
                                                        =====      =====       =====      =====
     Basic                                              $0.36      $0.27       $0.71      $0.54
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

                             FINANCIAL FEDERAL CORPORATION
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Dollars in Thousands)

                                                                  Six Months Ended
                                                                     January 31,
                                                                 -------------------
                                                                  1999        1998
                                                                 -------     -------
Cash flows from operating activities:
     Net earnings                                                $10,607      $7,924
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables       1,450       1,425
        Depreciation and amortization                              2,874       2,406
        Deferred income taxes                                      2,056       1,000
        Gain on debt retirement                                     (187)
        (Increase) in other assets                                  (154)       (182)
        (Decrease) in accrued interest, taxes and other
           liabilities                                            (8,923)     (3,329)
                                                                 -------     -------
              Net cash provided by operating activities            7,723       9,244
                                                                 -------     -------
Cash flows from investing activities:
     Finance receivables:
          Originated                                            (300,750)   (271,818)
          Collected                                              234,792     190,516
     Other                                                          (214)       (219)
                                                                 -------     -------
              Net cash (used in) investing activities            (66,172)    (81,521)
                                                                 -------     -------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                        (3,106)      6,181
          Maturities greater than 90 days:
               Proceeds                                           40,306      59,085
               Repayments                                        (57,556)    (61,255)
     Bank borrowings (net)                                        55,015      (5,225)
     Proceeds from term loans - banks                             25,000      10,000
     Proceeds from medium term notes                                          55,000
     Repurchase of convertible subordinated  notes                (1,313)
     Variable rate senior term notes (net)                          (366)      7,791
     Proceeds from exercise of stock options                         259         278
     Tax benefit relating to stock options                            12
                                                                 -------     -------
              Net cash provided by financing activities           58,251      71,855
                                                                 -------     -------
     NET (DECREASE) IN CASH                                         (198)       (422)

Cash - beginning of period                                         2,756       2,532
                                                                 -------     -------
     CASH - END OF PERIOD                                         $2,558      $2,110
                                                                 =======     =======
Supplemental disclosures of cash flow information:
     Interest paid                                               $18,937     $14,777
                                                                 =======     =======
     Income taxes paid                                            $2,888      $3,877
                                                                 =======     =======

     The notes to consolidated financial statements are made a part hereof.

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as at January 31, 1999, and the results of operations and cash flows for the three and six month periods ended January 31, 1999 and 1998. These condensed financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. The consolidated results of operations for the three and six month periods ended January 31, 1999 and 1998 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------
Earnings per common share was calculated as follows (in thousands except per share amounts):

                                                       Three months ended      Six months ended
                                                           January 31,            Janaury 31,
                                                       ------------------     ------------------
                                                        1999       1998        1999        1998
                                                       ------     ------      -------     ------
  Net earnings (used for basic earnings per share)     $5,416     $4,050      $10,607     $7,924
  Effect of convertible securities                        775                   1,565
                                                       ------     ------      -------     ------
  Adjusted net earnings (used for diluted earnings
     per share)                                        $6,191     $4,050      $12,172     $7,924
                                                       ======     ======      =======     ======
  Weighted average common shares outstanding
     (used for basic earnings per share)               14,868     14,795       14,861     14,782

  Effect of dilutive securities:
     Warrants                                           1,423      1,383        1,412      1,363
     Stock options                                        407        322          352        307
     Convertible subordinated notes                     3,266                   3,280
                                                       ------     ------      -------     ------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               19,964     16,500       19,905     16,452
                                                       ======     ======      =======     ======

  Net earnings per common share - Diluted               $0.31      $0.25        $0.61      $0.48
                                                        =====      =====        =====      =====
  Net earnings per common share - Basic                 $0.36      $0.27        $0.71      $0.54
                                                        =====      =====        =====      =====

NOTE 3 - LONG-TERM DEBT
-----------------------
At January 31, 1999, the Company had $250.0 million of committed unsecured revolving credit facilities with various banks that expire after January 31, 2000. Long-term senior debt of $460.5 million at January 31, 1999 comprised $58.4 million of borrowings under these facilities, $191.6 million of commercial paper supported by these facilities and $210.5 million of term notes payable.


NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------
At January 31, 1999, the Company was a party to interest rate swap agreements with an aggregate notional amount of $25.0 million and an original term of two years. The swap agreements allow the Company to effectively fix interest rates on variable rate term borrowings.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------
In December 1998, the Company's stockholders approved (i) an increase in the number of authorized shares of common stock from 25.0 million to 100.0 million and the number of authorized shares of preferred stock from 500,000 to 5.0 million and (ii) a new stock option plan with 2.5 million shares available for grant.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact SFAS 133 will have on its earnings or financial position.


PART I
Item 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 1999 to Three Months Ended January 31, 1998
-----------------------------------------------------------------------

Finance income increased 22% to $21.5 million in the second quarter of fiscal 1999 from $17.6 million in the second quarter of fiscal 1998. The increase was primarily the result of the $174 million, or 27%, increase in average finance receivables outstanding to $818 million in the second quarter of fiscal 1999 from $644 million in the second quarter of fiscal 1998, partially offset by decreases in finance rates charged by the Company in response to the declining interest rate environment and competitive factors. Finance receivables booked in the second quarter of fiscal 1999 increased 4% to $147 million from $141 million in the second quarter of fiscal 1998. Competitive pressures on finance rates and terms during the second quarter of fiscal 1999 were greater than in the second quarter of fiscal 1998. Rather than match such competitive forces to maintain prior rates of originations growth, the Company continues to focus on offering a high level of customer service, maintaining an adequate net interest spread and generating a creditworthy portfolio of finance receivables. Thus, originations in the second quarter of fiscal 1999 represented a modest increase over the second quarter of fiscal 1998, and originations in future fiscal quarters may not keep pace with originations of prior comparable fiscal quarters.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 18% to $9.5 million in the second quarter of fiscal 1999 from $8.1 million in the second quarter of fiscal 1998. The increase was primarily due to the 28% increase in average debt outstanding, partially offset by the approximate 8% decrease in average interest rates charged, in the second quarter of fiscal 1999 from the second quarter of fiscal 1998.

Finance income before provision for possible losses on finance receivables increased by 26% to $12.0 million in the second quarter of fiscal 1999 from $9.5 million in the second quarter of fiscal 1998. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, decreased slightly to 5.8% in the second quarter of fiscal 1999 from 5.9% in the second quarter of fiscal 1998.

The provision for possible losses on finance receivables decreased by 19% to $650,000 in the second quarter of fiscal 1999 from $800,000 in the second quarter of fiscal 1998. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate and is affected by net credit losses incurred. In the second quarter of fiscal 1999, recoveries of amounts previously written-off exceeded write-offs. Management does not expect this to continue. The allowance for possible losses, which increased to $14.7 million at January 31, 1999 from $11.7 million at January 31, 1998, was 1.76% and 1.77% of finance receivables at January 31, 1999 and 1998, respectively. The allowance is periodically reviewed by the Company's management and is estimated based on management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Non-performing finance receivables were $7.9 million, or 0.9% of total finance receivables, at January 31, 1999, compared to $5.6 million, or 0.8% of total finance receivables, at January 31, 1998.

Salaries and other expenses increased by 19% to $2.5 million in the second quarter of fiscal 1999 from $2.1 million in the second quarter of fiscal 1998 primarily due to the increase in the number of marketing personnel and other employees and salary increases.

Net earnings increased by 34% to $5.4 million in the second quarter of fiscal 1999 from $4.1 million in the second quarter of fiscal 1998. Diluted earnings per share increased by 24% to $0.31 per share in the second quarter of fiscal 1999 from $0.25 per share in the second quarter of fiscal 1998 and basic earnings per share increased by 33% to $0.36 per share in the second quarter of fiscal 1999 from $0.27 per share in the second quarter of fiscal 1998. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the dilutive effect of the convertible subordinated notes.


Comparison of Six Months Ended January 31, 1999 to Six Months Ended January 31, 1998
---------------------------------------------------------------------------

Finance income increased 25% to $42.6 million in the first half of fiscal 1999 from $34.0 million in the first half of fiscal 1998. The increase was primarily the result of the $185 million, or 30%, increase in average finance receivables outstanding to $805 million in the first half of fiscal 1999 from $620 million in the first half of fiscal 1998, partially offset by decreases in finance rates charged by the Company in response to the declining interest rate environment and competitive factors. Finance receivables booked in the first half of fiscal 1999 increased 11% to $301 million from $272 million in the first half of fiscal 1998. Competitive pressures on finance rates and terms during the second quarter of fiscal 1999 were greater than in the second quarter of fiscal 1998. Rather than match such competitive forces to maintain prior rates of originations growth, the Company continues to focus on offering a high level of customer service, maintaining an adequate net interest spread and generating a creditworthy portfolio of finance receivables. Thus, originations in the first half of fiscal 1999 represented a modest increase over the first half of fiscal 1998, and originations in future fiscal periods may not keep pace with originations of prior comparable fiscal periods.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 25% to $19.1 million in the first half of fiscal 1999 from $15.3 million in the first half of fiscal 1998. The increase was primarily due to the 33% increase in average debt outstanding, partially offset by the approximate 5% decrease in average interest rates charged, in the first half of fiscal 1999 from the first half of fiscal 1998.

Finance income before provision for possible losses on finance receivables increased by 26% to $23.5 million in the first half of fiscal 1999 from $18.7 million in the first half of fiscal 1998. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, decreased to 5.8% in the first half of fiscal 1999 from 6.0% in the first half of fiscal 1998 primarily due to the Company's higher debt-to-equity ratio, 4.9 at January 31, 1999 compared to 4.5 at January 31, 1998.

The provision for possible losses on finance receivables increased by 2% to $1.5 million in the first half of fiscal 1999 from $1.4 million in the first half of fiscal 1998. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses, which increased to $14.7 million at January 31, 1999 from $11.7 million at January 31, 1998, was 1.76% and 1.77% of finance receivables at January 31, 1999 and 1998, respectively.

Salaries and other expenses increased by 16% to $5.0 million in the first half of fiscal 1999 from $4.3 million in the first half of fiscal 1998 primarily due to the increase in the number of marketing personnel and other employees and salary increases.

Net earnings increased by 34% to $10.6 million in the first half of fiscal 1999 from $7.9 million in the first half of fiscal 1998. Diluted earnings per share increased by 27% to $0.61 per share in the first half of fiscal 1999 from $0.48 per share in the first half of fiscal 1998 and basic earnings per share increased by 31% to $0.71 per share in the first half of fiscal 1999 from $0.54 per share in the first half of fiscal 1998. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the dilutive effect of the convertible subordinated notes.

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

The Company issues investment grade commercial paper directly and through a program with recognized commercial paper dealers. Commercial paper outstanding at January 31, 1999 was $290.9 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain bank facilities so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At January 31, 1999, the Company had $157.5 million of short-term committed unsecured revolving credit facilities with various banks under which no borrowings were outstanding, and $250.0 million of long-term committed unsecured revolving credit facilities with various banks under which $58.4 million was outstanding.

At January 31, 1999, the Company had $45.0 million available under its 144A Medium-Term Note Program.


YEAR 2000

The Company has determined that its information technology systems are primarily Year 2000 compliant (non information technology systems are not critical to the Company's operations). Therefore, any future costs the Company may incur relating to the Year 2000 issue are not expected to be significant. The Company has not, and does not expect to, incur any specific quantifiable costs that can be directly and solely related to the Year 2000 issue. However, should any of the Company's information technology systems not function properly as a result of the year 2000, the Company expects the total costs to repair/replace such systems will be less than $500,000.

The Company has business relationships with thousands of equipment manufacturers, dealers and operators (customers). The failure by any one or several of these third parties to be Year 2000 compliant is not expected to result in a material loss in the Company's revenue.

The Company has business relationships with three commercial paper dealers and eighteen banks to fund its daily operations. The failure by any one of these credit providers to be Year 2000 compliant is not expected to affect materially the Company's liquidity. Through direct communications with these credit providers and the review of their public statements, the Company has been assured that substantially all of its credit providers expect to be Year 2000 compliant. In addition, all banks are required to be Year 2000 compliant by the Office of the Controller of the Currency.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks, uncertainties and assumptions due to their subjective nature. Therefore, actual outcomes and results could differ materially from those anticipated by such forward-looking statements due to the impact of many factors beyond the Company's control, including economic, geographic and industry conditions, availability of funding sources, market risk from fluctuations in interest rates, prepayments, competitive conditions, personnel, changes in existing laws or regulations and matters relating to the Year 2000 issue.


PART II
Item 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on December 8, 1998, the following matters were voted upon:

The following nominees were elected to the Board of Directors:

                                               Number of Votes
                                            ---------------------
            Nominee                            For       Withheld
            -------------------------       ----------   --------
            Lawrence B. Fisher              13,231,081    429,100
            William C. MacMillen, Jr.       13,229,471    430,710
            Bernard G. Palitz               13,229,741    430,440
            Clarence Y. Palitz, Jr.         13,230,951    429,230
            Michael C. Palitz               13,231,151    429,030
            Paul R. Sinsheimer              13,231,281    428,900

The reappointment of Eisner & Lubin LLP as the independent public accounting firm to audit the Company's financial statements for the fiscal year ending July 31, 1999 was ratified by a vote of 13,640,303 shares for, 15,895 shares against and 3,983 shares abstained.

The proposal concerning an increase in the number of authorized shares of common stock and an increase in the number of authorized shares of preferred stock was adopted with 8,584,254 votes for, 3,270,071 votes against, 24,548 votes abstained and 1,781,308 broker non votes.

The proposal concerning a new stock option plan was adopted with 10,372,686 votes for, 1,456,484 votes against, 49,703 votes abstained and 1,781,308 broker non votes.


Item 6

                       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

             3.4 - Certificate of Amendment of Articles of Incorporation dated
                   December 9, 1998
             3.5 - Restated By-laws of the Registrant as amended through
                   December 30, 1998
            27   - Financial Data Schedule (EDGAR version only)


     (b) Reports on Form 8-K

            The Company did not file any Reports on Form 8-K during the quarter ended January 31, 1999.

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



                                        FINANCIAL FEDERAL CORPORATION
                                        -----------------------------
                                        (Registrant)




                                        By:  /s/ Michael C. Palitz
                                             ----------------------------
                                             Executive Vice President and
                                             Chief Financial Officer


                                        By:  /s/ David H. Hamm
                                             ----------------------------
                                             Controller and Assistant
                                             Treasurer







March 15, 1999
--------------
(Date)

                               INDEX TO EXHIBITS



Exhibit No.    Exhibits                                                  Page
-----------    -----------------------------------------------------     ----

   3.4         Certificate of Amendment of Articles of Incorporation
               dated December 9, 1998                                     13
   3.5         Restated By-laws of the Registrant as amended through
               December 30, 1998                                          14
  27           Financial Data Schedule (EDGAR version only)