Form 10-Q
period 1999-04-30
FINANCIAL FEDERAL CORP
filed 1999-06-11
CIK 854711

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                     For the Quarter Ended April 30, 1999


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

At June 1, 1999, 14,832,642 shares of Registrant's common stock, $.50 par value, were outstanding.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                      for the quarter ended April 30, 1999


                                     INDEX



Part I - Financial Information                                        Page No.
------------------------------                                        --------

Item 1    Financial Statements - FINANCIAL FEDERAL CORPORATION AND
                                 SUBSIDIARIES

          Consolidated Balance Sheet at April 30, 1999 (unaudited)
            and July 31, 1998 (audited)                                 3

          Consolidated Statement of Operations and Retained Earnings
            for the three and nine month periods ended April 30,
            1999 and 1998 (unaudited)                                   4

          Consolidated Statement of Cash Flows for the three and nine
            month periods ended April 30, 1999 and 1998 (unaudited)     5

          Notes to Consolidated Financial Statements                    6-7


Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7-10


Part II - Other Information
---------------------------

Item 6    Exhibits and Reports on Form 8-K                              10

                             FINANCIAL FEDERAL CORPORATION
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                                (Dollars in Thousands)

                                                                April 30,     July 31,
                                                                  1999         1998 *
                                                               (Unaudited)
                                                                 --------     --------
ASSETS

Finance receivables                                              $896,337     $772,427
Allowance for possible losses                                     (15,391)     (13,330)
                                                                 --------     --------
     Finance receivables - net                                    880,946      759,097

Cash                                                                2,299        2,756
Other assets                                                        4,022        4,255
                                                                 --------     --------
     TOTAL ASSETS                                                $887,267     $766,108
                                                                 ========     ========

LIABILITIES

Senior debt:
     Long-term ($29,474 at April 30, 1999 and $36,209 at
          July 31, 1998 due to related parties)                  $490,491     $478,388
     Short-term                                                   121,917       22,144
Subordinated debt ($4,681 at April 30, 1999 and July 31,
      1998 due to related parties)                                 97,790      102,290
Accrued interest, taxes and other liabilities                      19,236       23,940
Deferred income taxes                                              19,173       16,117
                                                                 --------     --------
Total liabilities                                                 748,607      642,879
                                                                 --------     --------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares
     in 1999 and 500,000 shares in 1998, none issued
Common stock - $.50 par value, authorized 100,000,000 shares in 1999 and 25,000,000 shares in 1998; shares issued:
     14,831,142 at April 30, 1999 and 14,842,544 at
     July 31, 1998                                                  7,416        7,421
Additional paid-in capital                                         57,900       57,869
Warrants - issued and outstanding 1,606,500                            29           29
Retained earnings                                                  73,315       57,910
                                                                 --------     --------
Total stockholders' equity                                        138,660      123,229
                                                                 --------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $887,267     $766,108
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

                            FINANCIAL FEDERAL CORPORATION
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF OPERATIONS
                         AND RETAINED EARNINGS (UNAUDITED)
                    (Dollars in Thousands, Except Share Amounts)

                                                      Three Months Ended        Nine Months Ended
                                                           April 30,                April 30,
                                                      -------------------      -------------------
                                                       1999         1998        1999         1998
                                                      -------     -------      -------     -------
Finance income                                        $22,279     $18,440      $64,903     $52,431

Interest expense                                        9,489       8,200       28,568      23,516
                                                      -------     -------      -------     -------
     Finance income before provision for possible
          losses on finance receivables                12,790      10,240       36,335      28,915

Provision for possible losses on finance receivables      800         750        2,250       2,175
                                                      -------     -------      -------     -------
     Net finance income                                11,990       9,490       34,085      26,740

Gain on debt retirement                                   498                      685
Salaries and other expenses                            (2,847)     (2,292)      (7,845)     (6,588)
                                                      -------     -------      -------     -------
     Earnings before income taxes                       9,641       7,198       26,925      20,152

Provision for income taxes                              3,743       2,799       10,420       7,829
                                                      -------     -------      -------     -------
     NET EARNINGS                                       5,898       4,399       16,505      12,323

Retained earnings - beginning of period                68,517      48,802       57,910      40,878
Retirement of treasury stock                           (1,100)                  (1,100)
                                                      -------     -------      -------     -------
     RETAINED EARNINGS - END OF PERIOD                $73,315     $53,201      $73,315     $53,201
                                                      =======     =======      =======     =======

EARNINGS PER COMMON SHARE:
     Diluted                                            $0.34       $0.27        $0.95       $0.75
                                                        =====       =====        =====       =====
     Basic                                              $0.40       $0.30        $1.11       $0.83
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

                             FINANCIAL FEDERAL CORPORATION
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Dollars in Thousands)

                                                                   Nine Months Ended
                                                                       April 30,
                                                                  --------------------
                                                                   1999          1998
                                                                  -------      -------
Cash flows from operating activities:
     Net earnings                                                 $16,505      $12,323
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables        2,250        2,175
        Depreciation and amortization                               4,451        3,728
        Deferred income taxes                                       3,056        1,444
        Gain on debt retirement                                      (685)
        Decrease (increase) in other assets                           304         (189)
        Increase (decrease) in accrued interest, taxes and
           other liabilities                                       (4,704)         612
                                                                  -------      -------
                    Net cash provided by operating activities      21,177       20,093
                                                                  -------      -------
Cash flows from investing activities:
     Finance receivables:
          Originated                                             (488,910)    (442,670)
          Collected                                               360,579      304,067
     Other                                                           (290)        (323)
                                                                  -------      -------
                    Net cash (used in) investing activities      (128,621)    (138,926)
                                                                  -------      -------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                         38,945       13,716
          Maturities greater than 90 days:
               Proceeds                                            66,270       89,734
               Repayments                                         (75,867)     (88,214)
     Bank borrowings (net)                                         15,425      (66,500)
     Proceeds from term loans - banks                              70,000       10,000
     Proceeds from medium term notes                                            55,000
     Proceeds from convertible subordinated  notes                             100,000
     Repurchase of convertible subordinated  notes                 (3,815)
     Variable rate senior term notes (net)                         (2,897)       7,085
     Deferred debt issuance costs                                               (2,687)
     Acquisitions of treasury stock                                (1,721)
     Proceeds from exercise of stock options                          625          406
     Tax benefit relating to stock options                             22           57
                                                                  -------      -------
                    Net cash provided by financing activities     106,987      118,597
                                                                  -------      -------
     NET (DECREASE) IN CASH                                          (457)        (236)

Cash - beginning of period                                          2,756        2,532
                                                                  -------      -------
     CASH - END OF PERIOD                                          $2,299       $2,296
                                                                  =======      =======
Supplemental disclosures of cash flow information:
     Interest paid                                                $26,614      $22,152
                                                                  =======      =======
     Income taxes paid                                             $4,804       $5,309
                                                                   ======       ======

     The notes to consolidated financial statements are made a part hereof.

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as at April 30, 1999, and the results of operations and cash flows for the three and nine month periods ended April 30, 1999 and 1998. These condensed financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. The consolidated results of operations for the three and nine month periods ended April 30, 1999 and 1998 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------
Earnings per common share was calculated as follows (in thousands except per share amounts):

                                                       Three months ended      Nine months ended
                                                           April 30,               April 30,
                                                       ------------------     -------------------
                                                        1999       1998        1999         1998
                                                       ------     ------      -------     -------
  Net earnings (used for basic earnings per share)     $5,898     $4,399      $16,505     $12,323
  Effect of convertible securities                        748         17        2,313          17
                                                       ------     ------      -------     -------
  Adjusted net earnings (used for diluted earnings
     per share)                                        $6,646     $4,416      $18,818     $12,340
                                                       ======     ======      =======     =======
  Weighted average common shares outstanding
     (used for basic earnings per share)               14,873     14,821       14,865      14,795

  Effect of dilutive securities:
     Warrants                                           1,371      1,416        1,399       1,380
     Stock options                                        258        346          320         320
     Convertible subordinated notes                     3,222         74        3,261          24
                                                       ------     ------      -------     -------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               19,724     16,657       19,845      16,519
                                                       ======     ======      =======     =======

  Net earnings per common share - Diluted               $0.34      $0.27        $0.95       $0.75
                                                        =====      =====        =====       =====
  Net earnings per common share - Basic                 $0.40      $0.30        $1.11       $0.83
                                                        =====      =====        =====       =====

NOTE 3 - SENIOR DEBT
--------------------
At April 30, 1999, the Company had $385.0 million of committed unsecured revolving credit facilities with various banks including $147.5 million of credit facilities that expire before April 30, 2000 and $237.5 million of credit facilities that expire after April 30, 2000. Long-term senior debt of $490.5 million at April 30, 1999 comprised $18.9 million of borrowings under credit facilities that expire after April 30, 2000, $218.6 million of commercial paper supported by credit facilities that expire after April 30, 2000 and $253.0 million of term notes payable.


NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------
At April 30, 1999, the Company was a party to interest rate swap agreements with an aggregate notional amount of $25.0 million and an original term of two years. The swap agreements allow the Company to effectively fix interest rates on variable rate term borrowings.

NOTE 5 - COMMON STOCK AND CONVERTIBLE DEBENTURE REPURCHASE PROGRAM
------------------------------------------------------------------
During the fiscal quarter ended April 30, 1999, the Company repurchased and retired 99,200 shares of its common stock for an aggregate cost of $1.7 million and $3.0 million face amount of its convertible subordinated notes for $2.5 million. The Company also repurchased $1.5 million face amount of its convertible subordinated notes for $1.3 million in September 1998. The gains recognized by the Company from the repurchases of its convertible subordinated notes were $498,000 and $685,000 for the three and nine month periods ended April 30, 1999, respectively. At April 30, 1999, $7.1 million was available under the program for future repurchases.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. This statement, as deferred, is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS 133 will have on its earnings or financial position.


PART I
Item 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 1999 to Three Months Ended April
---------------------------------------------------------------------------
30, 1998
--------

Finance income increased 21% to $22.3 million in the third quarter of fiscal 1999 from $18.4 million in the third quarter of fiscal 1998. The increase was primarily the result of the $178 million, or 26%, increase in average finance receivables outstanding to $863 million in the third quarter of fiscal 1999 from $685 million in the third quarter of fiscal 1998, partially offset by decreases in finance rates charged by the Company in response to the declining interest rate environment and competitive factors. Finance receivables booked in the third quarter of fiscal 1999 increased 10% to $188 million from $171 million in the third quarter of fiscal 1998 as competitive pressures on finance rates and terms continued to affect the level of originations.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 16% to $9.5 million in the third quarter of fiscal 1999 from $8.2 million in the third quarter of fiscal 1998. The increase was primarily due to the 28% increase in average debt outstanding, partially offset by the decrease in the Company's cost of funds resulting from the approximate 12% decrease in average interest rates charged on the Company's commercial paper and bank borrowings in the third quarter of fiscal 1999 from the third quarter of fiscal 1998 and the issuance of the Company's 4.5% convertible subordinated notes in April 1998.

Finance income before provision for possible losses on finance receivables increased by 25% to $12.8 million in the third quarter of fiscal 1999 from $10.2 million in the third quarter of fiscal 1998. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, was 6.1% in the third quarter of fiscal 1999 and 1998.

The provision for possible losses on finance receivables increased by 7% to $800,000 in the third quarter of fiscal 1999 from $750,000 in the third quarter of fiscal 1998. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $15.4 million, or 1.72% of finance receivables, at April 30, 1999, compared to $12.4 million, or 1.73% of finance receivables, at April 30, 1998. The allowance is periodically reviewed by the Company's management and is estimated based on management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Non-performing finance receivables were $8.9 million, or 1.0% of total finance receivables, at April 30, 1999, compared to $6.0 million, or 0.8% of total finance receivables, at April 30, 1998.

In March 1999, the Company repurchased $3.0 million face amount of its convertible subordinated notes for $2.5 million.

Salaries and other expenses increased by 24% to $2.8 million in the third quarter of fiscal 1999 from $2.3 million in the third quarter of fiscal 1998 primarily due to the increase in the number of marketing personnel and other employees and salary increases.

Net earnings increased by 34% to $5.9 million in the third quarter of fiscal 1999 from $4.4 million in the third quarter of fiscal 1998. Diluted earnings per share increased by 26% to $0.34 per share in the third quarter of fiscal 1999 from $0.27 per share in the third quarter of fiscal 1998 and basic earnings per share increased by 33% to $0.40 per share in the third quarter of fiscal 1999 from $0.30 per share in the third quarter of fiscal 1998. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect of the convertible subordinated notes.


Comparison of Nine Months Ended April 30, 1999 to Nine Months Ended April 30,
-----------------------------------------------------------------------------
1998
----

Finance income increased 24% to $64.9 million in the first nine months of fiscal 1999 from $52.4 million in the first nine months of fiscal 1998. The increase was primarily the result of the $183 million, or 29%, increase in average finance receivables outstanding to $825 million in the first nine months of fiscal 1999 from $642 million in the first nine months of fiscal 1998, partially offset by decreases in finance rates charged by the Company in response to the declining interest rate environment and competitive factors. Finance receivables booked in the first nine months of fiscal 1999 increased 10% to $489 million from $443 million in the first nine months of fiscal 1998 as competitive pressures on finance rates and terms continued to affect the level of originations.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 21% to $28.6 million in the first nine months of fiscal 1999 from $23.5 million in the first nine months of fiscal 1998. The increase was primarily due to the 31% increase in average debt outstanding, partially offset by the decrease in the Company's cost of funds resulting from the approximate 8% decrease in average interest rates charged on the Company's commercial paper and bank borrowings in the first nine months of fiscal 1999 from the first nine months fiscal 1998 and the issuance of the Company's 4.5% convertible subordinated notes in April 1998.

Finance income before provision for possible losses on finance receivables increased by 26% to $36.3 million in the first nine months of fiscal 1999 from $28.9 million in the first nine months of fiscal 1998. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, decreased to 5.9% in the first nine months of fiscal 1999 from 6.0% in the first nine months of fiscal 1998.

The provision for possible losses on finance receivables increased by 3% to $2.3 million in the first nine months of fiscal 1999 from $2.2 million in the first nine months of fiscal 1998. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $15.4 million, or 1.72% of finance receivables, at April 30, 1999, compared to $12.4 million, or 1.73% of finance receivables, at April 30, 1998.

During the nine months ended April 30, 1999, the Company repurchased $4.5 million face amount of its convertible subordinated notes for $3.8 million.

Salaries and other expenses increased by 19% to $7.8 million in the first nine months of fiscal 1999 from $6.6 million in the first nine months of fiscal 1998 primarily due to the increase in the number of marketing personnel and other employees and salary increases.

Net earnings increased by 34% to $16.5 million in the first nine months of fiscal 1999 from $12.3 million in the first nine months of fiscal 1998. Diluted earnings per share increased by 27% to $0.95 per share in the first nine months of fiscal 1999 from $0.75 per share in the first nine months of fiscal 1998 and basic earnings per share increased by 34% to $1.11 per share in the first nine months of fiscal 1999 from $0.83 per share in the first nine months of fiscal 1998. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect of the convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the continued availability of funds primarily to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including internal generation, direct issuance of and dealer placed commercial paper, borrowings under revolving credit facilities, placements of term debt and sales of common and preferred equity. Management believes that the Company has available sufficient liquidity to support its future operations (see the following Year 2000 disclosure).

The Company issues investment grade commercial paper directly and through a program with recognized commercial paper dealers. Commercial paper outstanding at April 30, 1999 was $340.6 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain bank facilities so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At April 30, 1999, the Company had $147.5 million of short-term committed unsecured revolving credit facilities with various banks under which no borrowings were outstanding, and $237.5 million of long-term committed unsecured revolving credit facilities with various banks under which $18.9 million was outstanding.

During the nine months ended April 30, 1999, the Company issued $70.0 million of senior term notes with original maturities of three or four years.

At April 30, 1999, the Company had $45.0 million available under its 144A Medium-Term Note Program.


YEAR 2000

The Company has determined that its information technology systems are primarily Year 2000 compliant (non information technology systems are not critical to the Company's operations). Therefore, any future costs the Company may incur relating to the Year 2000 issue are not expected to be significant. The Company has not, and does not expect to, incur any specific quantifiable costs that can be directly and solely related to the Year 2000 issue. However, should any of the Company's information technology systems not function properly as a result of the turn of the century, the Company expects the total costs to repair/replace such systems will be less than $500,000.

The Company has business relationships with thousands of equipment manufacturers, dealers and end-users (customers). The failure by any one or several of these third parties to be Year 2000 compliant is not expected to result in a material loss in the Company's revenue.

The Company has business relationships with four commercial paper dealers and nineteen banks to access the financial markets for its daily funding requirements. Through direct communications with these credit providers and the review of their public statements, the Company has been assured that substantially all of its credit providers expect to be Year 2000 compliant. In addition, all banks are required to be Year 2000 compliant by various regulatory agencies. The failure by any one of these credit providers to be Year 2000 compliant is not expected to affect materially the Company's liquidity. However, a significant disruption in financial markets caused by the Year 2000 issue, impairing the Company's ability to obtain required funds over a period of time, could have a material adverse effect on the Company's operations.

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

In the event that the turn of the century causes a material business interruption, the Company believes, but cannot assure, that, to the extent possible (except for the interruptions listed in the prior paragraph), any such interruption could be overcome manually.

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


Item 6

                       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

            27 - Financial Data Schedule (EDGAR version only)


     (b) Reports on Form 8-K

            The Company did not file any Reports on Form 8-K during the quarter ended April 30, 1999.

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







June 10, 1999
--------------
(Date)

                               INDEX TO EXHIBITS



Exhibit No.    Exhibits                                                  Page
-----------    -----------------------------------------------------     ----

  27           Financial Data Schedule (EDGAR version only)