Form 10-K
period 1999-07-31
FINANCIAL FEDERAL CORP
filed 1999-10-28
CIK 854711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                ---------------
                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on October 1, 1999 was $216,444,412.50. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on the prior day (which was $18.75 per share). For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non-affiliates was computed as 11,543,702 shares. The number of shares of Registrant's Common Stock outstanding as of October 1, 1999 was 14,861,989 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held on December 14, 1999, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report. In addition, page 1 and pages 9 through 26 of Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1999 is incorporated by reference in answer to Items 6, 7, 7A and 8 of Part II.

                                   PART I

Item 1.  BUSINESS
         --------

     The Company, incorporated under the laws of Nevada in 1989, is a nationwide independent financial services company with over $942 million of assets. The Company finances industrial, commercial and professional equipment through installment sales and leasing programs for manufacturers, dealers and end users of such equipment. The Company also makes capital loans to equipment users, secured by the same types of equipment and other collateral. The Company provides its services primarily to middle-market businesses, generally with annual revenues of up to $25 million, that are located throughout the nation and represent diverse industries, such as general construction, road and infrastructure construction and repair, manufacturing, trucking, and waste disposal. The Company focuses on financing a wide range of revenue-producing equipment of major manufacturers that is movable, has an economic life longer than the term of the financing, is not subject to rapid technological obsolescence, has applications in various industries and has a relatively broad resale market. Sample types of equipment financed by the Company include air compressors, bulldozers, buses, compactors, crawler cranes, earth-movers, excavators, generators, hydraulic truck cranes, loaders, machine tools, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. In substantially all cases, the Company's finance receivables are secured by a first lien on such equipment collateral.

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

Marketing
---------
     The Company markets its finance and leasing services through marketing personnel based in more than twenty domestic locations, including five full service operations centers. At July 31, 1999, forty-five full-time new business marketing representatives directly report to such operations centers. The Company originates finance receivables through its relationships with equipment dealers and, to a lesser extent, manufacturers ("vendors"). The Company also directly markets its services to equipment users for the acquisition or use of equipment and for capital loans. The Company believes that its share of the U.S. market for equipment finance and leasing receivables is less than one percent (1%); therefore, management believes there is substantial opportunity for growth. The Company intends to achieve such growth by expanding its marketing efforts into new geographic areas, further penetrating existing markets, employing additional marketing personnel and possibly opening new full service operations centers. The Company's marketing personnel are salaried rather than commission-based and the majority participate in the Company's stock option plans. Thus, the Company believes that its marketing personnel have a close community of interest with the Company and its other stockholders. The Company may also expand the types of equipment collateral it finances and leases.

     The Company's marketing activities are relationship and service oriented. The Company focuses on providing prompt, responsive and customized service to its customers and business prospects. The Company has a team of dedicated and seasoned marketing and managerial personnel who solicit business from vendors and end users of equipment. The Company's marketing and managerial personnel have, on average, more than 15 years of specialized expertise in the industries they serve. Management believes that the experience, knowledge and relationships of its executives and marketing personnel, related to the Company's customer and prospect base, equipment values, resale markets, and local economic and industry conditions, enable the Company to compete effectively on the basis of prompt, responsive and customized service. The Company's customer services include making prompt credit decisions, arranging financing structures meeting customers' needs and the Company's underwriting criteria, providing direct contact between customers and Company executives with decision-making authority and providing prompt and knowledgeable responses to customers' inquiries and temporary business problems encountered in the ordinary course of their business.

     The Company obtains business in several ways. Dealers and, to a lesser extent, manufacturers of equipment refer their customers (equipment users) to the Company, or such customers directly approach the Company to finance equipment purchases. The Company also purchases installment sale contracts, leases and personal property security agreements from vendors who extend credit to purchasers of their equipment and the Company makes capital loans to equipment users. Customers seek capital loans to consolidate debt, provide working capital, reduce monthly debt service, enhance bonding capacity (generally in the case of road contractors) and acquire additional equipment or other assets. In addition, the Company leases equipment to end users, generally under noncancelable leases.

     The Company has relationships with vendors that generally are mid-sized, since larger vendors typically generate a volume of business greater than the Company can presently service. The Company is not obligated to purchase any finance receivables from vendors nor are vendors obligated to sell any finance receivables to the Company. The Company's vendor relationships generally are nonexclusive. The Company presently has more than 100 vendor relationships and is not dependent on any single vendor. In all vendor generated business, the Company independently approves the credit of the prospective obligor.

     In order to expand its customer base and broaden its marketing coverage geographically, the Company has purchased portfolios of finance receivables from financial institutions, vendors and others generally in the range of $1.0 million to $5.0 million. These portfolios included finance receivables secured by a broader range of equipment than that typically financed by the Company.

Originating, Structuring and Underwriting of Finance Receivables
----------------------------------------------------------------
     The Company originates finance receivables generally ranging from $50,000 to $1.0 million with fixed or variable interest rates and terms of two to five years. The Company's finance receivables generally provide for monthly payments and may include prepayment premium provisions. The average transaction size of finance receivables originated by the Company was $166,000 in fiscal 1999, $168,000 in fiscal 1998 and $144,000 in fiscal 1997.

     The Company's underwriting policies and procedures are designed to maximize yields and minimize delinquencies and credit losses. Unlike many of its competitors, the Company does not use credit scoring models but instead relies upon the experience of its credit officers and management to assess the creditworthiness of obligors and collateral values. Each credit submission, regardless of size, requires the approval of at least two credit officers.

     The Company attempts to structure transactions to meet the financial needs of its customers. Transactions may be structured as installment sales, leases or secured loans. Structuring includes arranging terms and repayment schedule, determining rate and other fees and charges, identifying the primary and any additional equipment collateral to be pledged, and evaluating the need for additional credit support such as liens on accounts receivable, inventory and/or real property, certificates of deposit, commercial paper, payment guarantees, delayed funding and full or partial recourse to the selling vendor.

     A vendor seeking to sell a finance receivable to the Company or an equipment user seeking to obtain financing from the Company must submit a credit application. The credit application includes financial and other information of the obligor and any guarantors and a description of the collateral to be pledged or leased and its present or proposed use. The Company's credit personnel analyze the credit application, investigate the credit of the obligor and any guarantors, evaluate the primary collateral to be pledged, investigate financial, trade and industry references and review the obligor's payment history. The Company may also obtain reports from independent credit reporting agencies and conduct lien, UCC, litigation, judgement and tax searches. If the credit application is approved on terms acceptable to the vendor and/or the equipment user, the Company either purchases an installment sale contract or lease from the vendor or enters into a direct finance or lease transaction with the obligor. The Company funds the transaction upon receiving all required documentation in form and substance satisfactory to the Company and its legal department. Under the Company's documentation, the obligor is responsible for all applicable sales, use and property taxes.

     The Company's operating environment permits its managers flexibility in structuring transactions subject to the Company's credit policy and procedures. The Company has established specific guidelines for credit review and approval, including maximum credit concentrations with any one obligor based on the Company's capital resources and other considerations. The Company's credit policy establishes several credit officer authority levels. A credit officer's authority level is based on their credit experience, managerial position and tenure with the Company. The maximum amount a credit officer can approve is based on the credit officer's authority level, collateral coverage relative to the Company's potential lending exposure and the extent of any recourse the Company may have to vendors. Under the Company's current credit policy, any single obligor concentration in excess of $1.5 million requires the approval of two senior credit officers, and in excess of $3.0 million, three senior credit officers. In addition, any single obligor concentration above $2.0 million requires the approval of the Company's Chairman or President.

     The Company may obtain full or partial recourse on finance receivables assigned to the Company by vendors obligating them to pay the Company in the event of an obligor's default or a breach of warranty. The Company may also withhold an agreed upon amount from a vendor or obligor or obtain cash collateral as security.

     The procedures used by the Company in purchasing a portfolio of finance receivables include reviewing and analyzing the terms of the finance receivables to be purchased, the credit of the related obligors, the documentation relating to such finance receivables, the value of the related pledged collateral, the payment history of the obligors and the implicit yield to be earned by the Company.

Collection and Servicing
------------------------
     Customer payments of finance receivables are remitted to lock boxes or the Company's operating headquarters in Houston, TX. Collection efforts for delinquent accounts are performed by collection personnel and managers in the respective operations centers in conjunction with senior management and, if necessary, the Company's legal department. Senior management reviews all past due accounts at least monthly and the Company's in-house legal staff continually monitors all accounts past due more than 60 days. Decisions regarding collateral repossession, use of an outside source to do so and the sale or other disposition of repossessed collateral are made by the Company's senior management and legal staff in accordance with applicable law.

Competition
-----------
     The Company's business is highly competitive. The Company competes with banks, manufacturer-owned and independent finance and leasing companies, and other financial institutions. Some of the Company's competitors may be better positioned than the Company to market their services and financing programs to vendors and end users of equipment because of their ability to offer additional services and products and more favorable rates and terms. Many of these competitors have longer operating histories, possess greater financial and other resources and have a lower cost of funds than the Company, enabling them to provide financing at rates lower than the Company may be willing to provide.
 The Company typically does not compete solely on the basis of rate. The Company competes by emphasizing a high level of equipment and financial expertise, customer service, flexibility in structuring financing transactions, management involvement in customer relationships and by attracting and retaining the services of dedicated and talented managerial, marketing and administrative personnel. The Company's present strategy for attracting and retaining such personnel is to offer a competitive salary, an equity interest in the Company through participation in its stock option plans, and enhanced career opportunities. At July 31, 1999, more than 60% of the Company's directors, officers and other employees with at least one year of service participate in the Company's stock option plans and/or own stock in the Company.

Employees
---------
     At July 31, 1999, the Company had 173 employees. All of the Company's employees and officers are salaried. The Company provides its employees with group health and life insurance benefits and a qualified 401(k) plan. The Company does not match employee contributions to the 401(k) plan. The Company does not have any collective bargaining, employment, pension or incentive compensation arrangements with any of its employees other than deferred compensation agreements and stock option agreements containing, without limitation, non-disclosure and non-solicitation provisions. The Company considers its relations with its employees to be satisfactory.

Regulation
----------
     The Company's commercial financing, lending and leasing activities are generally not subject to regulation, except that certain states may regulate motor vehicle transactions, impose licensing, documentation and lien perfection requirements, and/or restrict the amount of interest or finance rates and other amounts the Company may charge. The Company's failure to comply with such regulations, requirements or restrictions could result in loss of principal and interest or finance charges, penalties and imposition of restrictions on future business activities.

Executive Officers
------------------
     Clarence Y. Palitz, Jr., 68, has served as Chairman of the Board of the Company since August 1996, as Chief Executive Officer of the Company since its inception in 1989 and as President of the Company from its inception in 1989 to September 1998. From 1963 to 1988, Mr. Palitz served as President and a Director of Commercial Alliance Corporation ("CAC"), which he founded with his brother, Bernard G. Palitz, in 1963. Since October 1988, he has been a director of City and Suburban Financial Corp., a privately owned savings and loan holding company located in Westchester County, New York.

     Paul R. Sinsheimer, 52, has served as President of the Company since September 1998, as Executive Vice President of the Company from its inception in 1989 to September 1998 and as a Director of the Company since its inception in 1989. From 1970 to 1989, Mr. Sinsheimer was employed by CAC, where he served successively as Credit Manager, Collections Manager, Operations Manager, Houston Branch Manager, Division Manager and, from 1988, Executive Vice President.

     Michael C. Palitz, 41, has served as a Director of the Company since July 1996, as an Executive Vice President of the Company since July 1995, as a Senior Vice President of the Company from February 1992 to July 1995 and as a Vice President of the Company from its inception in 1989 to February 1992. He has also served as Chief Financial Officer, Treasurer and an Assistant Secretary of the Company since its inception in 1989. From 1985 to 1989, Mr. Palitz was an Assistant Vice President of Bankers Trust Company and, from 1980 to 1983, he was an Assistant Secretary of Chemical Bank.

     William M. Gallagher, 50, has served as a Senior Vice President of the Company since 1990 and served as a Vice President of the Company from its inception in 1989 to 1990. From 1973 to 1989, Mr. Gallagher was employed by CAC, where he served successively as Collections Manager, Accounting Manager, Operations Manager of the Chicago and Houston regions and, from 1988, a Vice President and Houston Branch Manager.

     Troy H. Geisser, 38, has served as a Senior Vice President and Secretary of the Company since February 1996. From 1990 to 1996, Mr. Geisser held several positions, including Vice President and Branch Manager. From 1986 to 1990, Mr. Geisser was employed by CAC and its successor, where he held several positions including Northern Division Counsel.

     John V. Golio, 38, has served as a Senior Vice President of the Company since 1997 and as a Vice President of a subsidiary of the Company since joining the Company in January 1996. Before joining the Company, Mr. Golio was employed by CAC and its successor in various capacities, including branch operations manager.

     Jeanne McDonald, 47, has served as a Senior Vice President of the Company since 1998, a Vice President of the Company from 1992 to 1998, an Assistant Vice President of the Company from 1990 to 1992 and an Assistant Treasurer of the Company from 1989 to 1990. From 1977 to 1989, Ms. McDonald was employed by CAC in various capacities, including Assistant Treasurer.

     Daniel J. McDonough, 37, has served as a Senior Vice President of the Company since 1997. Mr. McDonough held several positions, including Vice President of a subsidiary of the Company, Branch Manager and Operations Manager since joining the Company in 1989. Before joining the Company, Mr. McDonough was employed by CAC in various capacities, including regional credit manager.

     Richard W. Radom, 51, has served as a Senior Vice President of the Company since 1990 and as a Vice President of the Company from 1989 to 1990. From 1973 to 1989, Mr. Radom was employed by CAC, where he served, from 1986, as a Senior Vice President.

     David H. Hamm, CPA, 35, has served as Controller and an Assistant Treasurer of the Company since joining the Company in 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years with Eisner & Lubin LLP (the Company's independent auditors) where he was the audit manager of the Company's engagement from 1992 to 1996.


Item 2.  PROPERTIES
         ----------

     The Company's executive offices are located at 733 Third Avenue, New York, New York and consist of approximately 5,000 square feet of space. At July 31, 1999, the Company had five full service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Westmont (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina and Phoenix, Arizona, consisting of approximately 2,000 to 8,500 square feet of space (except the Houston office, the Company's operating headquarters, consists of approximately 12,500 square feet of space) and are occupied pursuant to office leases terminating on various dates through 2004 (as subject to the Company's lease termination rights). Management believes that the Company's existing facilities are suitable and adequate for their present and proposed uses and that suitable and adequate facilities should be available on reasonable terms for any additional offices the Company may need to open.


Item 3.  LEGAL PROCEEDINGS
         -----------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1999.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The Company's common stock is traded on the New York Stock Exchange under the symbol "FIF." Trading commenced on the New York Stock Exchange on June 22, 1998; prior to that date, the Company's common stock was traded on the American Stock Exchange. The quarterly high and low closing sales prices per share of the common stock as reported by the New York Stock Exchange and the American Stock Exchange follow:

                                                      Price Range
                                                   -----------------
                                                    High       Low
                                                   ------     ------
Fiscal year 1999
----------------
First Quarter ended October 31, 1998               $25.00     $17.38
Second Quarter ended January 31, 1999              $26.81     $23.19
Third Quarter ended April 30, 1999                 $23.06     $16.13
Fourth Quarter ended July 31, 1999                 $24.13     $18.94

Fiscal year 1998
----------------
First Quarter ended October 31, 1997               $19.81     $14.00
Second Quarter ended January 31, 1998              $23.63     $18.00
Third Quarter ended April 30, 1998                 $26.00     $20.38
Fourth Quarter ended July 31, 1998                 $28.50     $23.00

     The Company presently has no intention of paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends, if any, will depend upon the Company's earnings, financial condition, capital requirements, cash flow and long range plans and such other factors as the Board of Directors of the Company may deem relevant.

Number of Record Holders
------------------------
     There were 76 holders of record of the Company's common stock at October 1, 1999. This number included several nominees that hold the Company's common stock on behalf of numerous other persons and institutions; these other persons and institutions are not included in the above number as their shares are held in "Street Name."


Item 6.  SELECTED FINANCIAL DATA
         -----------------------

     Refer to information under the heading "Financial Highlights" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999, which information is incorporated herein by reference. The Company has not paid any cash dividends on its Common Stock.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         -----------------------------------------------------------------

     Refer to information under the heading "Management's Discussion and Analysis of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999, which information is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     Refer to information under the heading "Management's Discussion and Analysis of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999, which information is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Refer to information under the headings "Consolidated Balance Sheet," "Consolidated Statement of Stockholders' Equity," "Consolidated Statement of Operations," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999, which information is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

     None.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by Item 10 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 14, 1999, except as to biographical information on Executive Officers which is contained in Item 1 of this Annual Report on Form 10-K.


Item 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by Item 11 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 14, 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by Item 12 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 14, 1999.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by Item 13 is incorporated by reference from the information in the Registrant's proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 14, 1999.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------
   (a)  1.  Financial Statements                                        Page
            --------------------                                        ----

            The following financial statements are filed herewith and incorporated herein by reference from pages 15 through 26 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1999, as provided in Item 8 hereof:

            - Consolidated Balance Sheet as at July 31, 1999 and 1998.
            - Consolidated Statement of Stockholders' Equity for the
              fiscal years ended July 31, 1999, 1998 and 1997.
            - Consolidated Statement of Operations for the fiscal years ended July 31, 1999, 1998 and 1997.
            - Consolidated Statement of Cash Flows for the fiscal years ended July 31, 1999, 1998 and 1997.
            - Notes to Consolidated Financial Statements.
            - Independent Auditors' Report.

        2.  Financial Statement Schedules
            -----------------------------

            The following financial statement schedules are filed
            herewith:
            - Independent Auditors' Report on Financial Statement
              Schedules.                                                12
            - Schedule I - Condensed Financial Information of
              Registrant.                                               13-16

            All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.

        3.  Exhibits                                                    17
            --------

Exhibit
No.        Description of Exhibit
---------  ----------------------

 3.1  (a)  Articles of Incorporation of the Registrant
 3.2  (a)  By-laws of the Registrant
 3.3  (a)  Form of Restated and Amended By-laws of the Registrant
 3.4 (n) Certificate of Amendment of Articles of Incorporation dated December 9, 1998
 3.5  (n)  Restated By-laws of the Registrant as amended through December 30,
           1998
 4.1 (a) Form of Variable Rate Subordinated Debentures Due September 1, 2000 (a "Debenture") issued by Registrant
 4.6 (f) Form of Note Agreement dated as of April 15, 1996 issued by Financial Federal Credit Inc. ("Credit") to certain institutional note holders
 4.7 (j) Form of Note Agreement dated as of July 1, 1997 issued by Credit to certain institutional note holders
 4.8 (k) Indenture dated January 14, 1998 for Credit's Rule 144A Medium Term Note Program
 4.9 (l) Indenture, dated as of April 15, 1998, between Registrant and First National Bank of Chicago for Registrant's $100 million 4.5% Convertible Subordinated Notes due 2005
 4.10 (l) Registration Rights Agreement, dated as of April 24, 1998, between Registrant and BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation, Piper Jaffray Inc., CIBC Oppenheimer Corporation, Friedman, Billings, Ramsey & Co., Inc., Schroder & Co. Inc., and Wheat, First Securities, Inc. for Registrant's $100 million 4.5% Convertible Subordinated Notes due 2005
 4.11 (l)  Specimen 4.5% Convertible Subordinated Note Due 2005
 4.12 (l)  Specimen Common Stock Certificate
10.2  (a)  Form of Warrant to purchase Common Stock, as amended, issued by the
           Registrant to stockholders in connection with its initial capitalization
10.3  (a)  Form of Warrant to purchase Common Stock issued by the Registrant to certain of its officers
10.8  (a)  Form of Commercial Paper Note issued by the Registrant
10.9  (a)  Form of Commercial Paper Note issued by Credit
10.10 (a)  Stock Option Plan of the Registrant and forms of related stock option agreements
10.11 (b)  Deferred Compensation Agreement dated June 1, 1992 between Credit and Clarence Y. Palitz, Jr.
10.12 (b)  Deferred Compensation Agreement dated June 1, 1992 between Credit and Bernard G. Palitz
10.13 (c)  Deferred Compensation Agreement dated January 1, 1993 between Credit and Clarence Y. Palitz, Jr.
10.14 (c)  Deferred Compensation Agreement dated January 1, 1993 between Credit and Bernard G. Palitz.
10.15 (d)  Deferred Compensation Agreement dated January 1, 1994 between Credit and Clarence Y. Palitz, Jr.
10.16 (d)  Deferred Compensation Agreement dated January 1, 1994 between Credit and Bernard G. Palitz.
10.17 (e)  Deferred Compensation Agreement dated January 1, 1995 between Credit and Bernard G. Palitz.
10.18 (e)  Deferred Compensation Agreement dated January 1, 1995 between Credit and Clarence Y. Palitz, Jr.
10.19 (e)  Deferred Compensation Agreement dated February 1, 1995 between
           Credit and Paul Sinsheimer
10.20 (g)  Deferred Compensation Agreement dated January 1, 1996 between Credit and Clarence Y. Palitz, Jr.
10.21 (h)  Form of Commercial Paper Dealer Agreement of Credit

10.22 (h)  Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor
10.23 (i)  Deferred Compensation Agreement dated December 30, 1996 between the
           Registrant and Clarence Y. Palitz, Jr.
10.24 (k)  Deferred Compensation Agreement dated January 2, 1998 between the
           Registrant and Clarence Y. Palitz, Jr.
10.25 (m)  1998 Stock Option Plan of the Registrant
12.1       Computation of Debt-To-Equity Ratio
13.1 1999 Annual Report to Stockholders (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)
22.1       Subsidiaries of the Registrant
23.1       Consent of Independent Auditors
27         Financial Data Schedule (EDGAR version only)
---------
(a) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-1
     (Registration No. 33-46662).
(b) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1992.
(c) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1993.
(d) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1994.
(e) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1995.
(f) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-2
     (Registration No. 333-3320).
(g) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1996.
(h) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1996.
(i) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1997.
(j) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1997.
(k) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1998.
(l) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-3
     (Registration No. 333-56651).
(m) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Notice of Meeting and Proxy Statement for the fiscal year ended July 31, 1998.
(n) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1999.

   (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FINANCIAL FEDERAL CORPORATION
                                        -----------------------------
                                        (Registrant)


                                  By:   /s/  Clarence Y. Palitz, Jr.
                                        ----------------------------------
                                        Chairman of the Board and Chief
                                        Executive Officer


                                        October 27, 1999
                                        ------------------------
                                        Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Clarence Y. Palitz, Jr.                               October 27, 1999
---------------------------------------------------        ----------------
Chairman of the Board and Chief Executive Officer            Date


/s/  Lawrence B. Fisher                                    October 27, 1999
---------------------------------------------------        ----------------
Director                                                     Date


/s/  William C. MacMillen, Jr.                             October 27, 1999
---------------------------------------------------        ----------------
Director                                                     Date


/s/  Bernard G. Palitz                                     October 27, 1999
---------------------------------------------------        ----------------
Director                                                     Date


/s/  H. E. Timanus, Jr.                                    October 27, 1999
---------------------------------------------------        ----------------
Director                                                     Date


/s/  Paul R. Sinsheimer                                    October 27, 1999
---------------------------------------------------        ----------------
President, Chief Operating Officer and Director              Date


/s/  Michael C. Palitz                                     October 27, 1999
---------------------------------------------------        ----------------
Executive Vice President, Treasurer, Chief                   Date
   Financial Officer and Director


/s/  David H. Hamm                                         October 27, 1999
---------------------------------------------------        ----------------
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




                                        /s/ Eisner & Lubin LLP
                                        -------------------------------
                                        CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
September 2, 1999

Schedule I

                               FINANCIAL FEDERAL CORPORATION

                                  CONDENSED BALANCE SHEET
                                      (In Thousands)
                                                               July 31,
                                                       -----------------------
                                                         1999           1998
                                                       --------       --------
                        ASSETS

Cash                                                   $    125       $    160
Due from subsidiaries:
   Advances                                             124,144        122,882
   Subordinated notes receivable                         50,000         50,000
Investment in subsidiaries - at equity                   80,275         60,945
Other assets                                              4,393          4,979
                                                       --------       --------

      TOTAL                                            $258,937       $238,966
                                                       ========       ========

                      LIABILITIES

Senior debt                                            $ 12,278       $  9,881
Accrued interest, taxes and other liabilities             3,887          3,566
Subordinated debt                                        97,790        102,290
                                                       --------       --------
      Total liabilities                                 113,955        115,737
                                                       --------       --------

                 STOCKHOLDERS' EQUITY

Common stock                                              7,430          7,421
Additional paid-in capital                               58,115         57,869
Warrants                                                     29             29
Retained earnings                                        79,408         57,970
                                                       --------       --------
      Total stockholders' equity                        144,982        123,229
                                                       --------       --------
      TOTAL                                            $258,937       $238,966
                                                       ========       ========

The notes hereto, the consolidated financial statements and the notes thereto are made a part hereof.

Schedule I

                               FINANCIAL FEDERAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                      (In Thousands)
                                                              Year Ended July 31,
                                                      -----------------------------------
                                                       1999          1998          1997
                                                      -------       -------       -------
Equity in earnings of subsidiaries before
  income taxes                                        $31,772       $24,907       $18,661
Gain on debt retirement                                   685
Interest charges to subsidiaries                       12,116         7,236         5,060
                                                      -------       -------       -------
     Total                                             44,573        32,143        23,721
                                                      -------       -------       -------
Expenses:
   Interest expense                                     5,438         2,033           590
   Other expenses                                       2,306         2,285         2,144
                                                      -------       -------       -------
     Total                                              7,744         4,318         2,734
                                                      -------       -------       -------
Earnings before income taxes                           36,829        27,825        20,987
Provision for income taxes                             14,231        10,793         8,078
                                                      -------       -------       -------
NET EARNINGS                                           22,598        17,032        12,909
Repurchases of common stock                            (1,100)                       (463)
Three-for-two stock split                                                          (2,461)
Retained earnings - August 1,                          57,910        40,878        30,893
                                                      -------       -------       -------
RETAINED EARNINGS - JULY 31,                          $79,408       $57,910       $40,878
                                                      =======       =======       =======

The notes hereto, the consolidated financial statements and the notes thereto are made a part hereof.

Schedule I

                                    FINANCIAL FEDERAL CORPORATION
                                  CONDENSED STATEMENT OF CASH FLOWS
                                            (In Thousands)
                                                               Year Ended July 31,
                                                       ----------------------------------
                                                         1999         1998         1997
                                                       --------     --------     --------
Net cash provided by operating activities              $  3,503     $  1,157     $  1,922
                                                       --------     --------     --------
Cash flows from investing activities:
   Collections from (advances to) subsidiaries-net       (1,262)    (104,232)       8,976
   Subordinated notes receivable-subsidiary (advances)                             (5,000)
   Dividends received from subsidiary                                    250          200
                                                       --------     --------     --------
      Net cash provided by (used in) investing
        activities                                       (1,262)    (103,982)       4,176
                                                       --------     --------     --------
Cash flows from financing activities:
   Commercial paper:
      Proceeds                                          104,899      103,935       66,207
      Repayments                                       (102,502)     (98,955)     (66,272)
   Proceeds from convertible subordinated notes          (3,815)     100,000
   Repurchases of subordinated debt                                                (4,667)
   Repurchases of common stock                           (1,721)                   (1,630)
   Deferred debt issuance costs                                       (2,687)
   Proceeds from exercise of stock options                  854          519           61
   Tax benefit relating to stock options                      9           56           64
                                                       --------     --------     --------
      Net cash provided by (used in) financing
        activities                                       (2,276)     102,868       (6,237)
                                                       --------     --------     --------
NET INCREASE (DECREASE) IN CASH                             (35)          43         (139)
Cash - August 1,                                            160          117          256
                                                       --------     --------     --------
CASH - JULY 31,                                        $    125     $    160     $    117
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


2. Due from Subsidiaries:
-------------------------
Advances to subsidiaries includes a $97,813 note with interest receivable semi-annually at 6.75%. The note has a maturity date of May 1, 2005, but is callable at any time. Other amounts advanced bore interest at weighted average rates of 6.3% and 6.8% at July 31, 1999 and 1998, respectively.

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
                                                   =======

The subordinated notes and interest thereon are subordinated to the subsidiary's borrowings from banks, institutional and other investors, commercial paper investors and other debt designated by the subsidiary's Board of Directors. Interest is receivable quarterly.

Other assets include $2,129 and $2,186 of accrued interest receivable from subsidiaries at July 31, 1999 and 1998, respectively.

                                 EXHIBIT INDEX


Exhibit No.   Description of Exhibit                                  Page No.
-----------   ----------------------                                  --------
    3.1       Articles of Incorporation of the Registrant                  *
    3.2       By-laws of the Registrant                                    *
    3.3       Form of Restated and Amended By-laws of the Registrant       *
    3.4       Certificate of Amendment of Articles of Incorporation
              dated December 9, 1998                                       *
    3.5       Restated By-laws of the Registrant as amended through
              December 30, 1998                                            *
    4.1       Form of Variable Rate Subordinated Debentures Due
              September 1, 2000 (a "Debenture") issued by Registrant       *
    4.6       Form of Note Agreement, dated as of April 15, 1996,
              issued by Financial Federal Credit Inc. ("Credit") to
              certain institutional note holders                           *
    4.7       Form of Note Agreement dated as of July 1, 1997 issued
              by Credit to certain institutional note holders              *
    4.8       Indenture dated January 14, 1998 for Credit's Rule 144A
              Medium Term Note Program                                     *
    4.9       Indenture, dated as of April 15, 1998, between Registrant
              and First National Bank of Chicago for Registrant's $100
              million 4.5% Convertible Subordinated Notes due 2005         *
    4.10      Registration Rights Agreement, dated as of April 24, 1998, between Registrant and BancAmerica Robertson Stephens,
              Donaldson, Lufkin & Jenrette Securities Corporation, Piper
              Jaffray Inc., CIBC Oppenheimer Corporation, Friedman,
              Billings, Ramsey & Co., Inc., Schroder & Co. Inc., and
              Wheat, First Securities, Inc. for Registrant's $100
              million 4.5% Convertible Subordinated Notes due 2005         *
    4.11      Specimen 4.5% Convertible Subordinated Note Due 2005         *
    4.12      Specimen Common Stock Certificate                            *
   10.2       Form of Warrant to purchase Common Stock, as amended,
              issued by the Registrant to stockholders in connection
              with its initial capitalization                              *
   10.3       Form of Warrant to purchase Common Stock issued by the
              Registrant to certain of its officers                        *
   10.8       Form of Commercial Paper Note issued by the Registrant       *
   10.9       Form of Commercial Paper Note issued by Credit               *
   10.10      Stock Option Plan of the Registrant and forms of related
              stock option agreements                                      *
   10.11      Deferred Compensation Agreement dated June 1, 1992 between
              Credit and Clarence Y. Palitz, Jr.                           *
   10.12      Deferred Compensation Agreement dated June 1, 1992 between
              Credit and Bernard G. Palitz                                 *
   10.13      Deferred Compensation Agreement dated January 1, 1993
              between Credit and Clarence Y. Palitz, Jr.                   *
   10.14      Deferred Compensation Agreement dated January 1, 1993
              between Credit and Bernard G. Palitz.                        *
   10.15      Deferred Compensation Agreement dated January 1, 1994
              between Credit and Clarence Y. Palitz, Jr.                   *
   10.16      Deferred Compensation Agreement dated January 1, 1994
              between Credit and Bernard G. Palitz.                        *
   10.17      Deferred Compensation Agreement dated January 1, 1995
              between Credit and Bernard G. Palitz.                        *
   10.18      Deferred Compensation Agreement dated January 1, 1995
              between Credit and Clarence Y. Palitz, Jr.                   *
   10.19      Deferred Compensation Agreement dated February 1, 1995
              between Credit and Paul Sinsheimer                           *
   10.20      Deferred Compensation Agreement dated January 1, 1996
              between Credit and Clarence Y. Palitz, Jr.                   *
   10.21      Commercial Paper Dealer Agreement, dated April 23, 1996,
              between Credit and BA Securities, Inc.                       *
   10.22      Form of Deferred Compensation Agreement with certain
              officers as filed under the Top Hat Plan with the
              Department of Labor                                          *
   10.23      Deferred Compensation Agreement dated December 30, 1996
              between the Registrant and Clarence Y. Palitz, Jr.           *
   10.24      Deferred Compensation Agreement dated January 2, 1998
              between the Registrant and Clarence Y. Palitz, Jr.           *
   10.25      1998 Stock Option Plan of the Registrant                     *
   12.1       Computation of Debt-To-Equity Ratio                         18
   13.1       1999 Annual Report to Stockholders (except for the pages
              and information thereof expressly incorporated by
              reference in this Form 10-K, the Annual Report to
              Stockholders is provided solely for the information of
              the Securities and Exchange Commission and is not deemed
              "filed" as part of this Form 10-K)
   22.1       Subsidiaries of the Registrant                              19
   23.1       Consent of Independent Auditors                             20
   27         Financial Data Schedule (EDGAR version only)
____________
*Previously filed with the Securities and Exchange Commission as an exhibit.