Form 10-Q
period 1999-10-31
FINANCIAL FEDERAL CORP
filed 1999-12-10
CIK 854711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended October 31, 1999


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


                                (212) 599-8000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

At December 1, 1999, 14,862,439 shares of Registrant's common stock, $.50 par value, were outstanding.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 1999


                               TABLE OF CONTENTS




Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheet at October 31, 1999 (unaudited)
            and July 31, 1999 (audited)                                  3

          Consolidated Statement of Operations and Retained Earnings
            for the three month periods ended October 31, 1999 and
            1998 (unaudited)                                             4

          Consolidated Statement of Cash Flows for the three month
            periods ended October 31, 1999 and 1998 (unaudited)          5

          Notes to Consolidated Financial Statements                     6-7


Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7-9


Part II - Other Information
--------------------------------------------------------------------

Item 6    Exhibits and Reports on Form 8-K                               9

Signatures                                                              10

                                 FINANCIAL FEDERAL CORPORATION
                                       AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEET
                                    (Dollars in Thousands)


                                                                         October 31,   July 31,
                                                                            1999 *        1999
                                                                          --------     --------
ASSETS

Finance receivables                                                       $985,207     $948,727
Allowance for possible losses                                              (16,806)     (16,202)
                                                                          --------     --------
   Finance receivables - net                                               968,401      932,525
                                                                          --------     --------
Cash                                                                         4,580        5,544
Other assets                                                                 4,074        4,116
                                                                          --------     --------
     TOTAL ASSETS                                                         $977,055     $942,185
                                                                          ========     ========
LIABILITIES

Senior debt:
   Long-term ($39,883 at October 31, 1999 and $38,879
      at July 31, 1999 due to related parties)                            $597,617     $540,662
   Short-term                                                               71,444      106,990
Subordinated debt ($4,681 at October 31, 1999 and
   July 31, 1999 due to related parties)                                    97,790       97,790
Accrued interest, taxes and other liabilities                               35,507       29,500
Deferred income taxes                                                       23,461       22,261
                                                                          --------     --------
   Total liabilities                                                       825,819      797,203
                                                                          --------     --------
STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000
   shares, none issued
Common stock - $.50 par value, authorized 100,000,000
   shares, shares issued: 14,862,064 at October 31, 1999
   and 14,860,207 at July 31, 1999                                           7,431        7,430
Additional paid-in capital                                                  58,128       58,115
Warrants - issued and outstanding 1,606,500                                     29           29
Retained earnings                                                           85,648       79,408
                                                                          --------     --------
   Total stockholders' equity                                              151,236      144,982
                                                                          --------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $977,055     $942,185
                                                                          ========     ========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                                 FINANCIAL FEDERAL CORPORATION
                                       AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF OPERATIONS
                               AND RETAINED EARNINGS (UNAUDITED)
                       (Dollars in Thousands, Except Per Share Amounts)


Three Months Ended October 31,                                                1999         1998
----------------------------------------------------                       -------      -------
Finance income                                                             $25,420      $21,116

Interest expense                                                            11,642        9,561
                                                                           -------      -------
   Finance income before provision for possible
      losses on finance receivables                                         13,778       11,555

Provision for possible losses on finance receivables                           675          800
                                                                           -------      -------
   Net finance income                                                       13,103       10,755

Gain on debt retirement                                                                     187
Salaries and other expenses                                                 (2,909)      (2,491)
                                                                           -------      -------
   Earnings before income taxes                                             10,194        8,451

Provision for income taxes                                                   3,954        3,260
                                                                           -------      -------
    NET EARNINGS                                                             6,240        5,191

Retained earnings - beginning of period                                     79,408       57,910
                                                                           -------      -------
    RETAINED EARNINGS - END OF PERIOD                                      $85,648      $63,101
                                                                           =======      =======
EARNINGS PER COMMON SHARE:
   Diluted                                                                   $0.36        $0.30
                                                                           =======      =======
   Basic                                                                     $0.42        $0.35
                                                                           =======      =======

    The notes to consolidated financial statements are made a part hereof.

</TABLE

                                 FINANCIAL FEDERAL CORPORATION
                                       AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                     (Dollars in Thousands)


Three Months Ended October 31,                                                1999         1998
----------------------------------------------------------                --------     --------
Cash flows from operating activities:
   Net earnings                                                             $6,240       $5,191
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Provision for possible losses on finance receivables                     675          800
      Depreciation and amortization                                          1,729        1,431
      Deferred income taxes                                                  1,200        1,056
      Gain on debt retirement                                                              (187)
      Decrease in other assets                                                  68          371
      Increase (decrease) in accrued interest, taxes and
       other liabilities                                                     6,007       (3,515)
                                                                          --------     --------
        Net cash provided by operating activities                           15,919        5,147
                                                                          --------     --------
Cash flows from investing activities:
   Finance receivables:
    Originated                                                            (175,583)    (154,252)
    Collected                                                              137,375      117,858
   Other                                                                       (98)        (136)
                                                                          --------     --------
        Net cash (used in) investing activities                            (38,306)     (36,530)
                                                                          --------     --------
Cash flows from financing activities:
   Commercial paper:
    Maturities 90 days or less (net)                                       (17,755)    (188,784)
    Maturities greater than 90 days:
       Proceeds                                                             19,562       25,306
       Repayments                                                          (25,578)     (20,842)
   Bank borrowings - net proceeds (repayments)                             (11,775)     207,070
   Proceeds from senior term notes                                          50,000
   Proceeds from term loan - bank                                                        10,000
   Repurchase of convertible subordinated  notes                                         (1,313)
   Variable rate senior term notes - net proceeds
    (repayments)                                                             6,955         (125)
   Proceeds from exercise of stock options                                      14          152
                                                                          --------     --------
        Net cash provided by financing activities                           21,423       31,464
                                                                          --------     --------
NET INCREASE (DECREASE) IN CASH                                               (964)          81

Cash - beginning of period                                                   5,544        2,756
                                                                          --------     --------
CASH - END OF PERIOD                                                        $4,580       $2,837
                                                                          ========     ========
Supplemental disclosures of cash flow information:
   Interest paid                                                            $8,170       $7,468
                                                                          ========     ========
   Income taxes paid                                                          $524         $153
                                                                          ========     ========

    The notes to consolidated financial statements are made a part hereof.

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at October 31, 1999 and the results of operations and cash flows of the Company for the three month periods ended October 31, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. The consolidated results of operations for the three month periods ended October 31, 1999 and 1998 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------
Earnings per common share was calculated as follows (in thousands, except per share amounts):

  Three months ended October 31,                         1999       1998
  ------------------------------------------------     ------     ------
  Net earnings (used for basic earnings per share)     $6,240     $5,191
  Effect of convertible securities                        762        790
                                                       ------     ------
  Adjusted net earnings (used for diluted earnings
     per share)                                        $7,002     $5,981
                                                       ======     ======
  Weighted average common shares outstanding
     (used for basic earnings per share)               14,861     14,853
  Effect of dilutive securities:
     Convertible subordinated notes                     3,167      3,294
     Warrants                                           1,385      1,401
     Stock options                                        245        297
                                                       ------     ------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               19,658     19,845
                                                       ======     ======

  Net earnings per common share - Diluted               $0.36      $0.30
                                                       ======     ======
  Net earnings per common share - Basic                 $0.42      $0.35
                                                       ======     ======


NOTE 3 - SENIOR DEBT
--------------------
At October 31, 1999, the Company had $405.0 million of committed unsecured revolving credit facilities with various banks including $267.5 million that expire after October 31, 2000 and $137.5 million that expire before October 31, 2000. Long-term senior debt of $597.6 million at October 31, 1999 comprised $54.2 million of borrowings under credit facilities that expire after October 31, 2000, $213.3 million of commercial paper supported by credit facilities that expire after October 31, 2000 and $330.1 million of term notes payable. In September 1999, the Company issued $50.0 million of 7.57% fixed rate senior term notes that mature in September 2002.


NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------
At October 31, 1999, the Company had variable to fixed interest rate swaps with a notional amount of $25.0 million, weighted average receive and pay rates of 6.0% and 5.2%, respectively, and a weighted average remaining term of
1.1 years.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. This statement, as deferred by SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," issued in June 1999, is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS 133 will have on its earnings or financial position.


PART I
Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparison of Three Months Ended October 31, 1999 to Three Months Ended
-----------------------------------------------------------------------
October 31, 1998
----------------
Finance income increased by 20% to $25.4 million in the first quarter of fiscal 2000 from $21.1 million in the first quarter of fiscal 1999. The increase was primarily due to the 22%, or $171 million, increase in average finance receivables outstanding to $964 million in the first quarter of fiscal 2000 from $793 million in the first quarter of fiscal 1999. The increase in finance income from the growth in finance receivables was partially offset by slightly lower finance rates charged by the Company due to the slight decrease in average market interest rates and competitive factors. Finance receivables booked in the first quarter of fiscal 2000 increased by 14% to $176 million from $154 million in the first quarter of fiscal 1999 even though competitive pressures remained strong during the quarter. The increase in finance receivables booked was primarily due to increased business activity in the Midwest and an increase in the number of marketing personnel.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 22% to $11.6 million in the first quarter of fiscal 2000 from $9.6 million in the first quarter of fiscal 1999. The increase was primarily due to the 22% increase in average debt outstanding in the first quarter of fiscal 2000 from the first quarter of fiscal 1999. The Company's average cost of funds in the first quarter of fiscal 2000 and in the first quarter of fiscal 1999 were the same since the effects of the recent issuances of additional term debt were offset by the slight decrease in average market interest rates.

Finance income before provision for possible losses on finance receivables increased by 19% to $13.8 million in the first quarter of fiscal 2000 from $11.6 million in the first quarter of fiscal 1999. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, decreased to 5.7% in the first quarter of fiscal 2000 from 5.8% in the first quarter of fiscal 1999.

The provision for possible losses on finance receivables decreased by 16% to $675,000 in the first quarter of fiscal 2000 from $800,000 in the first quarter of fiscal 1999. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $16.8 million, or 1.71% of finance receivables at October 31, 1999, as compared to $14.1 million, or 1.74% of finance receivables, at October 31, 1998. The allowance is periodically reviewed by the Company's management and is estimated based on total finance receivables, net credit losses incurred and management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Non-performing finance receivables were $9.2 million, or 0.9% of total finance receivables, at October 31, 1999, compared to $7.2 million, or 0.9% of total finance receivables, at October 31, 1998.

In September 1998, the Company repurchased $1.5 million face amount of its convertible subordinated notes for $1.3 million.

Salaries and other expenses increased by 17% to $2.9 million in the first quarter of fiscal 2000 from $2.5 million in the first quarter of fiscal 1999 primarily due to the increase in the number of employees and salary increases.

Net earnings increased by 20% to $6.2 million in the first quarter of fiscal 2000 from $5.2 million in the first quarter of fiscal 1999. Diluted earnings per share increased by 20% to $0.36 per share in the first quarter of fiscal 2000 from $0.30 per share in the first quarter of fiscal 1999 and basic earnings per share increased by 20% to $0.42 per share in the first quarter of fiscal 2000 from $0.35 per share in the first quarter of fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the continued availability of funds to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including internal generation, dealer placed and directly issued commercial paper, borrowings under committed unsecured revolving credit facilities, private and public issuances of term debt, securitizations and sales of common and preferred equity. Management believes, but cannot assure, that the Company has available sufficient liquidity to support its future operations (see the following Year 2000 disclosure).

The Company issues investment grade commercial paper directly and through a $350.0 million program with recognized dealers. Commercial paper outstanding at October 31, 1999 was $259.7 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At October 31, 1999, the Company had $405.0 million of committed unsecured revolving credit facilities with various banks including $267.5 million that expire after one year and $137.5 million that expire within one year. At October 31, 1999, the Company had $54.2 million of borrowings outstanding under credit facilities expiring after one year.

In September 1999 the Company issued $50.0 million of senior term notes due in September 2002.


YEAR 2000

The Company has determined that its information technology systems are primarily Year 2000 compliant (non-information technology systems are not critical to the Company's operations). Therefore, any future costs the Company may incur relating to the Year 2000 issue are not expected to be significant. The Company has not, and does not expect to, incur any specific quantifiable costs that can be directly and solely related to the Year 2000 issue. However, if any of the Company's information technology systems do not function properly as a result of the turn of the century, the Company believes the total cost to repair/replace such system(s) would not exceed $500,000.

The Company has business relationships with thousands of equipment manufacturers, dealers and end users (customers). The failure by any one or several of these third parties to be Year 2000 compliant is not expected to result in a material loss in the Company's revenue or to adversely affect the Company's cash flows.

The Company has relationships with four commercial paper dealers and nineteen banks to access the financial markets for its daily funding requirements. The failure by any one of these credit providers to be Year 2000 compliant is not expected to affect materially the Company's liquidity. However, a significant disruption in financial markets caused by the Year 2000 issue, impairing the Company's ability to obtain required funds over a period of time, could have a material adverse effect on the Company's operations. Through direct communications with these credit providers and the review of their public statements, the Company has been assured that its credit providers expect to be Year 2000 compliant.

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

In the event that the turn of the century causes a material business interruption, the Company believes, but cannot assure, that, to the extent possible (except for the interruptions listed in the prior paragraph), any such interruption could be overcome through manual processes. The Company is in the process of establishing procedures to ensure that adequate resources will be in place and that required information will be available to enable the Company to operate in a manual environment.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Operations and Financial Condition contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions due to their subjective nature. Therefore, actual outcomes and results could differ materially from those anticipated by such forward-looking statements due to the impact of many factors beyond the Company's control, including economic, geographic and industry conditions, availability of funding sources, market risk from fluctuations in interest rates, prepayments, competition, changes in laws or regulations and matters relating to the Year 2000 issue.


PART II
Item 6


                       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

            27 - Financial Data Schedule (EDGAR version only)

     (b) Reports on Form 8-K

            None

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



                                          FINANCIAL FEDERAL CORPORATION
                                          -----------------------------
                                          (Registrant)



                                          By:   /s/ Michael C. Palitz
                                                ----------------------------
                                                Executive Vice President and
                                                Chief Financial Officer


                                          By:   /s/ David H. Hamm
                                                ----------------------------
                                                Controller and Assistant
                                                Treasurer


December 10, 1999
(Date)

                               INDEX TO EXHIBITS


Exhibit No.   Exhibits
-----------   ------------------------------------------------------------
27            Financial Data Schedule (EDGAR version only)