Form 10-Q
period 2000-01-31
FINANCIAL FEDERAL CORP
filed 2000-03-15
CIK 854711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended January 31, 2000


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

At March 1, 2000, 14,901,641 shares of Registrant's common stock, $.50 par value, were outstanding.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2000


                               TABLE OF CONTENTS


Part I - Financial Information                                        Page No.
-------------------------------------------------------------------   --------

Item 1    Financial Statements:

          Consolidated Balance Sheet at January 31, 2000 (unaudited)
            and July 31, 1999 (audited)                                  3

          Consolidated Statement of Operations and Retained Earnings
            for the three and six months ended January 31, 2000 and
            1999 (unaudited)                                             4

          Consolidated Statement of Cash Flows for the six months
            ended January 31, 2000 and 1999 (unaudited)                  5

          Notes to Consolidated Financial Statements                     6-7


Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7-9


Part II - Other Information
---------------------------

Item 4    Submission of matters to a vote of security holders            9

Item 6    Exhibits and Reports on Form 8-K                              10

Signatures                                                              11

                                  FINANCIAL FEDERAL CORPORATION
                                        AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET
                                     (Dollars in Thousands)


                                                                           January 31,    July 31,
                                                                                2000 *        1999
                                                                            ----------    --------
ASSETS

Finance receivables                                                         $1,015,081    $948,727
Allowance for possible losses                                                  (17,273)    (16,202)
                                                                            ----------    --------
     Finance receivables - net                                                 997,808     932,525

Cash                                                                             5,774       5,544
Other assets                                                                     3,833       4,116
                                                                            ----------    --------
       TOTAL ASSETS                                                         $1,007,415    $942,185
                                                                            ==========    ========

LIABILITIES

Senior debt:
     Long-term ($36,122 at January 31, 2000 and $38,879 at
          July 31, 1999 due to related parties)                               $509,163    $540,662
     Short-term                                                                190,788     106,990
Subordinated debt ($4,681 at January 31, 2000 and July 31,
     1999 due to related parties)                                               95,490      97,790
Accrued interest, taxes and other liabilities                                   29,140      29,500
Deferred income taxes                                                           24,661      22,261
                                                                            ----------    --------
     Total liabilities                                                         849,242     797,203
                                                                            ----------    --------
STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued
Common stock - $.50 par value, authorized 100,000,000 shares;
     shares issued: 14,890,347 at January 31, 2000 and
     14,860,207 at July 31, 1999                                                 7,445       7,430
Additional paid-in capital                                                      58,304      58,115
Warrants - issued and outstanding 1,606,500                                         29          29
Retained earnings                                                               92,395      79,408
                                                                            ----------    --------
     Total stockholders' equity                                                158,173     144,982
                                                                            ----------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,007,415    $942,185
                                                                            ==========    ========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                                   FINANCIAL FEDERAL CORPORATION
                                         AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS
                                  AND RETAINED EARNINGS (UNAUDITED)
                          (Dollars in Thousands, Except Per Share Amounts)


                                                       Three months Ended         Six months ended
                                                              January 31,              Janaury 31,
                                                        -----------------      -------------------
                                                           2000      1999         2000        1999
                                                        -------   -------      -------     -------
Finance income                                          $26,667   $21,508      $52,087     $42,624

Interest expense                                         12,542     9,518       24,184      19,079
                                                        -------   -------      -------     -------
     Finance income before provision for possible
          losses on finance receivables                  14,125    11,990       27,903      23,545

Provision for possible losses on finance receivables        550       650        1,225       1,450
                                                        -------   -------      -------     -------
     Net finance income                                  13,575    11,340       26,678      22,095

Gain on debt retirement                                     385                    385         187
Salaries and other expenses                              (2,965)   (2,507)      (5,874)     (4,998)
                                                        -------   -------      -------     -------
     Earnings before income taxes                        10,995     8,833       21,189      17,284

Provision for income taxes                                4,248     3,417        8,202       6,677
                                                        -------   -------      -------     -------
          NET EARNINGS                                    6,747     5,416       12,987      10,607

Retained earnings - beginning of period                  85,648    63,101       79,408      57,910
                                                        -------   -------      -------     -------
          RETAINED EARNINGS - END OF PERIOD             $92,395   $68,517      $92,395     $68,517
                                                        =======   =======      =======     =======
EARNINGS PER COMMON SHARE:
     Diluted                                              $0.38     $0.31        $0.74       $0.61
                                                          =====     =====        =====       =====
     Basic                                                $0.45     $0.36        $0.87       $0.71
                                                          =====     =====        =====       =====

    The notes to consolidated financial statements are made a part hereof.

</TABLE


                                   FINANCIAL FEDERAL CORPORATION
                                         AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                      (Dollars in Thousands)

Six Months Ended January 31,                                                      2000        1999
--------------------------------------------------------------------          --------    --------
Cash flows from operating activities:
     Net earnings                                                              $12,987     $10,607
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables                     1,225       1,450
        Depreciation and amortization                                            3,569       2,874
        Deferred income taxes                                                    2,400       2,056
        Gain on debt retirement                                                   (385)       (187)
        Decrease (increase) in other assets                                        324        (154)
        (Decrease) in accrued interest, taxes and other liabilities               (360)     (8,923)
                                                                              --------    --------
               Net cash provided by operating activities                        19,760       7,723
                                                                              --------    --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                          (336,198)   (300,750)
          Collected                                                            266,267     234,792
     Other                                                                        (187)       (214)
                                                                              --------    --------
               Net cash (used in) investing activities                         (70,118)    (66,172)
                                                                              --------    --------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                                      50,901      (3,106)
          Maturities greater than 90 days:
               Proceeds                                                         39,841      40,306
               Repayments                                                      (59,774)    (57,556)
     Bank borrowings - net proceeds (repayments)                               (34,670)     55,015
     Proceeds from senior term notes                                            50,000
     Proceeds from term loans - banks                                                       25,000
     Repurchases of convertible subordinated notes                             (1,915)     (1,313)
     Variable rate senior term notes - net proceeds (repayments)                 6,001        (366)
     Proceeds from exercise of stock options                                       204         259
     Tax benefit from stock options                                                             12
                                                                              --------    --------
               Net cash provided by financing activities                        50,588      58,251
                                                                              --------    --------
NET INCREASE (DECREASE) IN CASH                                                    230        (198)

Cash - beginning of period                                                       5,544       2,756
                                                                              --------    --------
CASH - END OF PERIOD                                                            $5,774      $2,558
                                                                              ========    ========
Supplemental disclosures of cash flow information:
     Interest paid                                                             $22,875     $18,937
                                                                              ========    ========
     Income taxes paid                                                          $5,180      $2,888
                                                                              ========    ========

    The notes to consolidated financial statements are made a part hereof.

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at January 31, 2000 and the results of operations and cash flows of the Company for the three and six month periods ended January 31, 2000 and 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. The consolidated results of operations for the three and six month periods ended January 31, 2000 and 1999 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------
Earnings per common share was calculated as follows (in thousands, except per share amounts):

                                                      Three months ended         Six months ended
                                                             January 31,              January 31,
                                                       -----------------      -------------------
                                                         2000       1999         2000        1999
                                                       ------     ------      -------     -------
  Net earnings (used for basic earnings per share)     $6,747     $5,416      $12,987     $10,607
  Effect of convertible securities                        749        775        1,511       1,565
                                                       ------     ------      -------     -------
  Adjusted net earnings (used for diluted earnings
     per share)                                        $7,496     $6,191      $14,498     $12,172
                                                       ======     ======      =======     =======
  Weighted average common shares outstanding
     (used for basic earnings per share)               14,865     14,868       14,863      14,861

  Effect of dilutive securities:
     Convertible subordinated notes                     3,147      3,266        3,157       3,280
     Warrants                                           1,382      1,423        1,383       1,412
     Stock options                                        243        407          244         352
                                                       ------     ------      -------     -------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               19,637     19,964       19,647      19,905
                                                       ======     ======      =======     =======

  Net earnings per common share - Diluted               $0.38      $0.31        $0.74       $0.61
                                                        =====      =====        =====       =====
  Net earnings per common share - Basic                 $0.45      $0.36        $0.87       $0.71
                                                        =====      =====        =====       =====


NOTE 3 - SENIOR DEBT
--------------------
At January 31, 2000, the Company had $422.5 million of committed unsecured revolving credit facilities with various banks including $205.0 million that expire after January 31, 2001 and $217.5 million that expire before January 31, 2001. Long-term senior debt of $509.2 million at January 31, 2000 comprised $31.3 million of borrowings under credit facilities that expire after January 31, 2001, $173.7 million of commercial paper supported by credit facilities that expire after January 31, 2001 and $304.2 million of term notes payable. In September 1999, the Company issued $50.0 million of 7.57% fixed rate senior term notes that mature in September 2002.


NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------
At January 31, 2000, the Company had variable to fixed interest rate swaps with a notional amount of $25.0 million, weighted average receive and pay rates of 6.2% and 5.2%, respectively, and a weighted average remaining term of eleven months.

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


PART I
Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparison of three months ended January 31, 2000 to three months ended January 31, 1999
----------------------------------------------------------------------------
Finance income increased by 24% to $26.7 million in the second quarter of fiscal 2000 from $21.5 million in the second quarter of fiscal 1999. The increase was primarily due to the 22%, or $179 million, increase in average finance receivables outstanding to $997 million in the second quarter of fiscal 2000 from $818 million in the second quarter of fiscal 1999 and to a lesser extent, higher yields on new receivables and on variable rate receivables resulting from increases in market interest rates. Finance receivables booked in the second quarter of fiscal 2000 increased by 10% to $161 million from $147 million in the second quarter of fiscal 1999.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 32% to $12.5 million in the second quarter of fiscal 2000 from $9.5 million in the second quarter of fiscal 1999. The increase was primarily due to the 22% increase in average debt outstanding in the second quarter of fiscal 2000 from the second quarter of fiscal 1999, and to a lesser extent, recent issuances of additional term debt and higher rates incurred on short term and variable rate debt resulting from higher average market interest rates in the second quarter of fiscal 2000 from the second quarter of fiscal 1999.

Finance income before provision for possible losses on finance receivables increased by 18% to $14.1 million in the second quarter of fiscal 2000 from $12.0 million in the second quarter of fiscal 1999. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, decreased to 5.6% in the second quarter of fiscal 2000 from 5.8% in the second quarter of fiscal 1999 primarily due to the increase in market interest rates.

The provision for possible losses on finance receivables decreased by 15% to $550,000 in the second quarter of fiscal 2000 from $650,000 in the second quarter of fiscal 1999. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $17.3 million, or 1.70% of finance receivables at January 31, 2000, as compared to $14.7 million, or 1.76% of finance receivables, at January 31, 1999. The allowance is periodically reviewed by the Company's management and is estimated based on total finance receivables, net credit losses incurred and management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Non-performing finance receivables were $12.1 million, or 1.2% of total finance receivables, at January 31, 2000, compared to $7.9 million, or 0.9% of total finance receivables, at January 31, 1999.

In the second quarter of fiscal 2000, the Company repurchased $2.3 million principal amount of its convertible subordinated notes for $1.9 million.

Salaries and other expenses increased by 18% to $3.0 million in the second quarter of fiscal 2000 from $2.5 million in the second quarter of fiscal 1999 primarily due to the increase in the number of employees and salary increases.

Net earnings increased by 25% to $6.7 million in the second quarter of fiscal 2000 from $5.4 million in the second quarter of fiscal 1999. Diluted earnings per share increased by 23% to $0.38 per share in the second quarter of fiscal 2000 from $0.31 per share in the second quarter of fiscal 1999 and basic earnings per share increased by 25% to $0.45 per share in the second quarter of fiscal 2000 from $0.36 per share in the second quarter of fiscal 1999.


Comparison of six months ended January 31, 2000 to six months ended January 31, 1999
-----------------------------------------------------------------------------
Finance income increased by 22% to $52.1 million in the first half of fiscal 2000 from $42.6 million in the first half of fiscal 1999. The increase was primarily due to the 22%, or $174 million, increase in average finance receivables outstanding to $980 million in the first half of fiscal 2000 from $805 million in the first half of fiscal 1999. Finance receivables booked in the first half of fiscal 2000 increased by 12% to $336 million from $301 million in the first half of fiscal 1999.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 27% to $24.2 million in the first half of fiscal 2000 from $19.1 million in the first half of fiscal 1999. The increase was primarily due to the 22% increase in average debt outstanding in the first half of fiscal 2000 from the first half of fiscal 1999, and to a lesser extent, recent issuances of additional term debt and higher rates incurred on short term and variable rate debt resulting from higher average market interest rates in the first half of fiscal 2000 from the first half of fiscal 1999.

Finance income before provision for possible losses on finance receivables increased by 19% to $27.9 million in the first half of fiscal 2000 from $23.5 million in the first half of fiscal 1999. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, decreased to 5.7% in the first half of fiscal 2000 from 5.8% in the first half of fiscal 1999.

The provision for possible losses on finance receivables decreased by 16% to $1.2 million in the first half of fiscal 2000 from $1.5 million in the first half of fiscal 1999. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $17.3 million, or 1.70% of finance receivables at January 31, 2000, as compared to $14.7 million, or 1.76% of finance receivables, at January 31, 1999.

Salaries and other expenses increased by 18% to $5.9 million in the first half of fiscal 2000 from $5.0 million in the first half of fiscal 1999 primarily due to the increase in the number of employees and salary increases.

Net earnings increased by 22% to $13.0 million in the first half of fiscal 2000 from $10.6 million in the first half of fiscal 1999. Diluted earnings per share increased by 21% to $0.74 per share in the first half of fiscal 2000 from $0.61 per share in the first half of fiscal 1999 and basic earnings per share increased by 23% to $0.87 per share in the first half of fiscal 2000 from $0.71 per share in the first half of fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the continued availability of funds to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including internal generation, dealer placed and directly issued commercial paper, borrowings under committed unsecured revolving credit facilities, private and public issuances of term debt, securitizations and sales of common and preferred equity. Management believes, but cannot assure, that the Company has available sufficient liquidity to support its future operations.

The Company issues investment grade commercial paper directly and through a $350.0 million program with recognized dealers. Commercial paper outstanding at January 31, 2000 was $314.5 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At January 31, 2000, the Company had $422.5 million of committed unsecured revolving credit facilities with various banks including $205.0 million that expire after one year and $217.5 million that expire within one year. At January 31, 2000, the Company had $31.3 million of borrowings outstanding under credit facilities expiring after one year.

In September 1999, the Company issued $50.0 million of senior term notes due in September 2002.


YEAR 2000

As of the date of this filing, the Company has not experienced any material business interruptions resulting from the Year 2000 issue. The Company will continue to monitor its information technology systems for possible future interruptions.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Operations and Financial Condition contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions due to their subjective nature. Therefore, actual outcomes and results could differ materially from those anticipated by such forward-looking statements due to the impact of many factors beyond the Company's control, including economic, geographic and industry conditions, availability of funding sources, market risk from fluctuations in interest rates, prepayments, competition and changes in laws or regulations.


PART II
Item 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting of Stockholders held on December 14, 1999, the following matters were voted upon:

The following nominees were elected to the Board of Directors:

                                                  Number of Votes
            Nominee                                For   Withheld
            -------------------------       ----------   --------
            Lawrence B. Fisher              13,729,197     11,370
            William C. MacMillen, Jr.       13,734,992      5,575
            Bernard G. Palitz               13,728,027     12,540
            Clarence Y. Palitz, Jr.         13,728,027     12,540
            Michael C. Palitz               13,729,207     11,360
            Paul R. Sinsheimer              13,729,397     11,170
            H. E. Timanus                   13,735,072      5,495

The reappointment of Eisner & Lubin LLP as the independent public accounting firm to audit the Company's financial statements for the fiscal year ending July 31, 2000 was ratified by a vote of 13,715,027 shares for, 24,525 shares against and 1,015 shares abstained.

Item 6


                      EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

        3.6 - Restated By-laws of the Registrant as amended through March 7,
              2000
       10.26- Deferred Compensation Agreement dated March 7, 2000 between the
              Registrant and Clarence Y. Palitz, Jr.
       27   - Financial Data Schedule (EDGAR version only)

  (b) Reports on Form 8-K

      The Company filed a report on Form 8-K dated February 2, 2000 reporting, under Item 5, the announcement that Clarence Y. Palitz, Jr. retired from his management position as CEO effective February 2, 2000.

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



                                          FINANCIAL FEDERAL CORPORATION
                                          -----------------------------
                                          (Registrant)



                                          By:   /s/ Michael C. Palitz
                                                ----------------------------
                                                Executive Vice President and
                                                Chief Financial Officer


                                          By:   /s/ David H. Hamm
                                                ----------------------------
                                                Controller and Assistant
                                                Treasurer


March 15, 2000
(Date)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit No.   Exhibits
-----------   --------

  3.6         Restated By-laws of the Registrant as amended through March 7,
              2000
 10.26        Deferred Compensation Agreement dated March 7, 2000 between the
              Registrant and Clarence Y. Palitz, Jr.
 27           Financial Data Schedule (EDGAR version only)