Form 10-Q
period 2000-04-30
FINANCIAL FEDERAL CORP
filed 2000-06-12
CIK 854711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                     For the Quarter Ended April 30, 2000


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

At June 1, 2000, 14,933,741 shares of Registrant's common stock, $.50 par value, were outstanding.

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                      for the quarter ended April 30, 2000


                               TABLE OF CONTENTS


Part I - Financial Information                                        Page No.
-------------------------------------------------------------------   --------

Item 1    Financial Statements:

          Consolidated Balance Sheet at April 30, 2000 (unaudited)
            and July 31, 1999 (audited)                                  3

          Consolidated Statement of Operations and Retained Earnings
            for the three and nine months ended April 30, 2000 and
            1999 (unaudited)                                             4

          Consolidated Statement of Cash Flows for the nine months
            ended April 30, 2000 and 1999 (unaudited)                    5

          Notes to Consolidated Financial Statements                     6-7


Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7-9


Part II - Other Information
---------------------------

Item 6    Exhibits and Reports on Form 8-K                              9

Signatures                                                              10

                                  FINANCIAL FEDERAL CORPORATION
                                        AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET
                                     (Dollars in Thousands)


                                                                             April 30,    July 31,
                                                                                2000 *        1999
                                                                            ----------    --------
ASSETS
Finance receivables                                                         $1,077,297    $948,727
Allowance for possible losses                                                  (18,084)    (16,202)
                                                                            ----------    --------
     Finance receivables - net                                               1,059,213     932,525

Cash                                                                             5,486       5,544
Other assets                                                                     3,555       4,116
                                                                            ----------    --------
       TOTAL ASSETS                                                         $1,068,254    $942,185
                                                                            ==========    ========
LIABILITIES

Senior debt:
     Long-term ($33,012 at April 30, 2000 and $38,879 at
          July 31, 1999 due to related parties)                               $515,547    $540,662
     Short-term                                                                230,071     106,990
Subordinated debt ($4,681 at April 30, 2000 and July 31, 1999
     due to related parties)                                                    93,490      97,790
Accrued interest, taxes and other liabilities                                   38,086      29,500
Deferred income taxes                                                           25,861      22,261
                                                                            ----------    --------
     Total liabilities                                                         903,055     797,203
                                                                            ----------    --------
STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued
Common stock - $.50 par value, authorized 100,000,000 shares;
     shares issued: 14,920,014 at April 30, 2000 and 14,860,207
     at July 31, 1999                                                            7,460       7,430
Additional paid-in capital                                                      58,477      58,115
Warrants - issued and outstanding 1,606,500                                         29          29
Retained earnings                                                               99,233      79,408
                                                                            ----------    --------
     Total stockholders' equity                                                165,199     144,982
                                                                            ----------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,068,254    $942,185
                                                                            ==========    ========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                                   FINANCIAL FEDERAL CORPORATION
                                         AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS
                                      AND RETAINED EARNINGS *
                          (Dollars in Thousands, Except Per Share Amounts)




                                                       Three months ended        Nine months ended
                                                                April 30,                April 30,
                                                        -----------------      -------------------
                                                           2000      1999         2000        1999
                                                        -------   -------      -------     -------
Finance income                                          $28,194   $22,279      $80,281     $64,903

Interest expense                                         13,027     9,489       37,211      28,568
                                                        -------    -------     -------     -------
     Finance income before provision for possible
          losses on finance receivables                  15,167    12,790       43,070      36,335

Provision for possible losses on finance receivables        975       800        2,200       2,250
                                                        -------   -------      -------     -------
     Net finance income                                  14,192    11,990       40,870      34,085

Gain on debt retirement                                     379       498          764         685
Salaries and other expenses                              (3,405)   (2,847)      (9,279)     (7,845)
                                                        -------   -------      -------     -------
     Earnings before income taxes                        11,166     9,641       32,355      26,925

Provision for income taxes                                4,328     3,743       12,530      10,420
                                                        -------   -------      -------     -------
          NET EARNINGS                                    6,838     5,898       19,825      16,505

Retained earnings - beginning of period                  92,395    68,517       79,408      57,910
Repurchases of common stock                                        (1,100)                  (1,100)
                                                        -------   -------      -------     -------
          RETAINED EARNINGS - END OF PERIOD             $99,233   $73,315      $99,233     $73,315
                                                        =======   =======      =======     =======
EARNINGS PER COMMON SHARE:
     Diluted                                              $0.39     $0.34        $1.13       $0.95
                                                          =====     =====        =====       =====
     Basic                                                $0.46     $0.40        $1.33       $1.11
                                                          =====     =====        =====       =====

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

</TABLE


                                   FINANCIAL FEDERAL CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF CASH FLOWS *
                                      (Dollars in Thousands)

Nine Months Ended April 30,                                                       2000        1999
---------------------------------------------------------------------------   --------    --------
Cash flows from operating activities:
     Net earnings                                                              $19,825     $16,505
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for possible losses on finance receivables                     2,200       2,250
        Depreciation and amortization                                            5,434       4,451
        Deferred income taxes                                                    3,600       3,056
        Gain on debt retirement                                                   (764)       (685)
        Decrease in other assets                                                   692         304
        Increase (decrease) in accrued interest, taxes and other liabilities     8,586      (4,704)
                                                                              --------    --------
                    Net cash provided by operating activities                   39,573      21,177
                                                                              --------    --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                          (522,394)   (488,910)
          Collected                                                            388,310     360,579
     Other                                                                        (369)       (290)
                                                                              --------    --------
                    Net cash (used in) investing activities                   (134,453)   (128,621)
                                                                              --------    --------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                                      71,912      38,945
          Maturities greater than 90 days:
               Proceeds                                                         64,840      66,270
               Repayments                                                      (71,501)    (75,867)
     Bank borrowings - net proceeds (repayments)                               (37,670)     15,425
     Proceeds from senior term notes                                            50,000
     Proceeds from term loans - banks                                           15,000      70,000
     Repurchases of convertible subordinated notes                              (3,536)     (3,815)
     Variable rate senior term notes - net proceeds (repayments)                 5,385      (2,897)
     Repurchases of common stock                                                            (1,721)
     Proceeds from exercise of stock options                                       392         625
     Tax benefit from stock options                                                             22
                                                                              --------    --------
                    Net cash provided by financing activities                   94,822     106,987
                                                                              --------    --------
NET (DECREASE) IN CASH                                                             (58)       (457)

Cash - beginning of period                                                       5,544       2,756
                                                                              --------    --------
CASH - END OF PERIOD                                                            $5,486      $2,299
                                                                              ========    ========
Supplemental disclosures of cash flow information:
     Interest paid                                                             $33,661     $26,614
                                                                              ========    ========
     Income taxes paid                                                          $7,386      $4,804
                                                                              ========    ========

    * Unaudited

    The notes to consolidated financial statements are made a part hereof.

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at April 30, 2000 and the results of operations and cash flows of the Company for the three and nine month periods ended April 30, 2000 and 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. The consolidated results of operations for the three and nine month periods ended April 30, 2000 and 1999 are not necessarily indicative of the results for the respective full years.


NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------
Earnings per common share was calculated as follows (in thousands, except per share amounts):

                                                      Three months ended        Nine months ended
                                                               April 30,                April 30,
                                                       -----------------      -------------------
                                                         2000       1999         2000        1999
                                                       ------     ------      -------     -------
  Net earnings (used for basic earnings per share)     $6,838     $5,898      $19,825     $16,505
  Effect of convertible securities                        716        748        2,227       2,313
                                                       ------     ------      -------     -------
  Adjusted net earnings (used for diluted earnings
     per share)                                        $7,554     $6,646      $22,052     $18,818
                                                       ======     ======      =======     =======
  Weighted average common shares outstanding
     (used for basic earnings per share)               14,911     14,873       14,879      14,865

  Effect of dilutive securities:
     Convertible subordinated notes                     3,040      3,222        3,118       3,261
     Warrants                                           1,356      1,371        1,374       1,399
     Stock options                                        157        258          216         320
                                                       ------     ------      -------     -------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               19,464     19,724       19,587      19,845
                                                       ======     ======      =======     =======

  Net earnings per common share - Diluted               $0.39      $0.34        $1.13       $0.95
                                                        =====      =====        =====       =====
  Net earnings per common share - Basic                 $0.46      $0.40        $1.33       $1.11
                                                        =====      =====        =====       =====

NOTE 3 - SENIOR DEBT
--------------------
At April 30, 2000, the Company had $442.0 million of committed unsecured revolving credit facilities with various banks including $197.0 million that expire after April 30, 2001 and $245.0 million that expire on or before April 30, 2001. Long-term senior debt of $515.5 million at April 30, 2000 comprised $15.0 million of borrowings under credit facilities that expire after April 30, 2001, $13.3 million of borrowings under credit facilities that expire on or before April 30, 2001, $168.7 million of commercial paper supported by credit facilities that expire after April 30, 2001 and $318.5 million of term notes payable. In September 1999, the Company issued $50.0 million of 7.57% fixed rate senior term notes that mature in September 2002.


NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------
At April 30, 2000, the Company had variable to fixed interest rate swaps with a total notional amount of $25.0 million, weighted average receive and pay rates of 6.6% and 5.2%, respectively, and a weighted average remaining term of eight months.

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


PART I
Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparison of three months ended April 30, 2000 to three months ended April 30, 1999
---------------------------------------------------------------------------
Finance income increased by 27% to $28.2 million in the third quarter of fiscal 2000 from $22.3 million in the third quarter of fiscal 1999. The increase was primarily due to the 22%, or $181 million, increase in average finance receivables outstanding to $1.044 billion in the third quarter of fiscal 2000 from $863 million in the third quarter of fiscal 1999 and to a lesser extent, higher yields on new receivables and on variable rate receivables resulting from increases in market interest rates. Finance receivables booked in the third quarter of fiscal 2000 and fiscal 1999 were $186 million and $188 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 37% to $13.0 million in the third quarter of fiscal 2000 from $9.5 million in the third quarter of fiscal 1999. The increase was primarily due to the 21% increase in average debt outstanding in the third quarter of fiscal 2000 from the third quarter of fiscal 1999, higher rates incurred on short term and variable rate debt resulting from higher average market interest rates in the third quarter of fiscal 2000 from the third quarter of fiscal 1999 and recent issuances of additional term debt.

Finance income before provision for possible losses on finance receivables increased by 19% to $15.2 million in the third quarter of fiscal 2000 from $12.8 million in the third quarter of fiscal 1999. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, decreased to 5.9% in the third quarter of fiscal 2000 from 6.1% in the third quarter of fiscal 1999 primarily due to the increase in market interest rates.

The provision for possible losses on finance receivables increased by 22% to $975,000 in the third quarter of fiscal 2000 from $800,000 in the third quarter of fiscal 1999. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $18.1 million, or 1.68% of finance receivables at April 30, 2000, as compared to $15.4 million, or 1.72% of finance receivables, at April 30, 1999. The allowance is periodically reviewed by the Company's management and is estimated based on total finance receivables, net credit losses incurred and management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors. Non-performing finance receivables were $14.2 million, or 1.3% of total finance receivables, at April 30, 2000, compared to $8.9 million, or 1.0% of total finance receivables, at April 30, 1999.

In the third quarter of fiscal 2000, the Company repurchased $2.0 million principal amount of its convertible subordinated notes for $1.6 million.

Salaries and other expenses increased by 20% to $3.4 million in the third quarter of fiscal 2000 from $2.8 million in the third quarter of fiscal 1999 primarily due to the increase in the number of employees, salary increases and the opening of a new full service operations center in Atlanta, Georgia in February 2000.

Net earnings increased by 16% to $6.8 million in the third quarter of fiscal 2000 from $5.9 million in the third quarter of fiscal 1999. Diluted earnings per share increased by 15% to $0.39 per share in the third quarter of fiscal 2000 from $0.34 per share in the third quarter of fiscal 1999 and basic earnings per share increased by 15% to $0.46 per share in the third quarter of fiscal 2000 from $0.40 per share in the third quarter of fiscal 1999.


Comparison of nine months ended April 30, 2000 to nine months ended April 30,
1999
------------------------------------------------------------------------------
Finance income increased by 24% to $80.3 million in the first nine months of fiscal 2000 from $64.9 million in the first nine months of fiscal 1999. The increase was primarily due to the 21%, or $176 million, increase in average finance receivables outstanding to $1.001 billion in the first nine months of fiscal 2000 from $825 million in the first nine months of fiscal 1999 and to a lesser extent, higher yields on new receivables and on variable rate receivables resulting from increases in market interest rates. Finance receivables booked in the first nine months of fiscal 2000 increased by 7% to $522 million from $489 million in the first nine months of fiscal 1999.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 30% to $37.2 million in the first nine months of fiscal 2000 from $28.6 million in the first nine months of fiscal 1999. The increase was primarily due to the 22% increase in average debt outstanding in the first nine months of fiscal 2000 from the first nine months of fiscal 1999, higher rates incurred on short term and variable rate debt resulting from higher average market interest rates in the first nine months of fiscal 2000 from the first nine months of fiscal 1999 and recent issuances of additional term debt.

Finance income before provision for possible losses on finance receivables increased by 19% to $43.1 million in the first nine months of fiscal 2000 from $36.3 million in the first nine months of fiscal 1999. Finance income before provision for possible losses, expressed as an annualized percentage of average finance receivables outstanding, decreased to 5.7% in the first nine months of fiscal 2000 from 5.9% in the first nine months of fiscal 1999 primarily due to the increase in market interest rates.

The provision for possible losses on finance receivables decreased by 2% to $2.2 million in the first nine months of fiscal 2000 from $2.3 million in the first nine months of fiscal 1999. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $18.1 million, or 1.68% of finance receivables at April 30, 2000, as compared to $15.4 million, or 1.72% of finance receivables, at April 30, 1999.

In the first nine months of fiscal 2000, the Company repurchased $4.3 million principal amount of its convertible subordinated notes for $3.5 million.

Salaries and other expenses increased by 18% to $9.3 million in the first nine months of fiscal 2000 from $7.8 million in the first nine months of fiscal 1999 primarily due to the increase in the number of employees and salary increases.

Net earnings increased by 20% to $19.8 million in the first nine months of fiscal 2000 from $16.5 million in the first nine months of fiscal 1999. Diluted earnings per share increased by 19% to $1.13 per share in the first nine months of fiscal 2000 from $0.95 per share in the first nine months of fiscal 1999 and basic earnings per share increased by 20% to $1.33 per share in the first nine months of fiscal 2000 from $1.11 per share in the first nine months of fiscal 1999.


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

The Company issues investment grade commercial paper directly and through a $350.0 million program with recognized dealers. Commercial paper outstanding at April 30, 2000 was $348.7 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At April 30, 2000, the Company had $442.0 million of committed unsecured revolving credit facilities with various banks including $197.0 million that expire after one year and $245.0 million that expire within one year. At April 30, 2000, the Company had $15.0 million of borrowings outstanding under credit facilities expiring after one year and $13.3 million of borrowings outstanding under credit facilities expiring within one year.

In March 2000, the Company was notified that the two rating agencies that rate the debt of Financial Federal Credit Inc. ("FFCI", the Company's major operating subsidiary), Fitch IBCA, Inc. and Duff & Phelps Credit Rating Co., were merging, and that after the merger, the combined entity would only assign one series of ratings. In April 2000, Thomson Financial Bankwatch assigned FFCI investment grade ratings of "TBW-2" on its commercial paper and "BBB+" on its long term senior debt. At April 30, 2000, FFCI's commercial paper was also rated "F-2" by Fitch IBCA, Inc. and "D-2" by Duff & Phelps Credit Rating Co., its senior notes "BBB" by Fitch IBCA, Inc. and the notes issued under its Medium Term Note Program "BBB" by Duff & Phelps Credit Rating Co.

In September 1999, the Company issued $50.0 million of senior term notes due in September 2002.


YEAR 2000

As of the date of this filing, the Company has not experienced any business interruptions resulting from the Year 2000 issue. The Company will continue to monitor its information technology systems for possible future interruptions.


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


PART II
Item 6

                      EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

      27   - Financial Data Schedule (EDGAR version only)

  (b) Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the quarter ended April 30, 2000.

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



                                          FINANCIAL FEDERAL CORPORATION
                                          -----------------------------
                                          (Registrant)



                                          By:   /s/ Michael C. Palitz
                                                ----------------------------
                                                Executive Vice President and
                                                Chief Financial Officer


                                          By:   /s/ David H. Hamm
                                                ----------------------------
                                                Controller and Assistant
                                                Treasurer


June 12, 2000
(Date)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit No.   Exhibits
-----------   --------

 27           Financial Data Schedule (EDGAR version only)