Form 10-Q
period 2000-10-31
FINANCIAL FEDERAL CORP
filed 2000-12-11
CIK 854711

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended October 31, 2000


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

At December 1, 2000, 14,975,257 shares of Registrant's common stock, $.50 par value, were outstanding.


=============================================================================

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2000


                               TABLE OF CONTENTS




Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheet at October 31, 2000 (unaudited)
            and July 31, 2000 (audited)                                  3

          Consolidated Statement of Operations and Retained Earnings
            for the three month periods ended October 31, 2000 and
            1999 (unaudited)                                             4

          Consolidated Statement of Cash Flows for the three month
            periods ended October 31, 2000 and 1999 (unaudited)          5

          Notes to Consolidated Financial Statements                     6-7


Item 2    Management's Discussion and Analysis of Operations and
            Financial Condition                                          7-9


Part II - Other Information
--------------------------------------------------------------------

Item 6    Exhibits and Reports on Form 8-K                               9

Signatures                                                              10

                                 FINANCIAL FEDERAL CORPORATION
                                       AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEET
                                    (Dollars in Thousands)


                                                                    October 31,     July 31,
                                                                        2000 *          2000
                                                                    ----------    ----------
ASSETS

Finance receivables                                                 $1,188,173    $1,137,135
Allowance for possible losses                                          (19,852)      (19,048)
                                                                    ----------    ----------
     Finance receivables - net                                       1,168,321     1,118,087
                                                                    ----------    ----------
Cash                                                                     6,722         6,068
Other assets                                                             3,500         3,630
                                                                    ----------    ----------
       TOTAL ASSETS                                                 $1,178,543    $1,127,785
                                                                    ==========    ==========
LIABILITIES

Senior debt:
     Long-term ($43,974 at October 31, 2000 and $37,073 at
          July 31, 2000 due to related parties)                       $591,506      $608,662
     Short-term                                                        248,414       182,686
Subordinated debt ($4,681 at October 31, 2000 and July 31,
     2000 due to related parties)                                       93,490        93,490
Accrued interest, taxes and other liabilities                           37,161        43,555
Deferred income taxes                                                   28,169        26,969
                                                                    ----------    ----------
     Total liabilities                                                 998,740       955,362
                                                                    ----------    ----------
STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued
Common stock - $.50 par value, authorized 100,000,000 shares;
     shares issued: 14,974,207 at October 31, 2000 and
     14,958,379 at July 31, 2000                                         7,487         7,479
Additional paid-in capital                                              58,885        58,785
Warrants - issued and outstanding 1,606,500                                 29            29
Retained earnings                                                      113,402       106,130
                                                                    ----------    ----------
     Total stockholders' equity                                        179,803       172,423
                                                                    ----------    ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,178,543    $1,127,785
                                                                    ==========    ==========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                               FINANCIAL FEDERAL CORPORATION
                                     AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF OPERATIONS
                                  AND RETAINED EARNINGS *
                      (Dollars in Thousands, Except Per Share Amounts)


Three Months Ended October 31,                                            2000          1999
-----------------------------------------------------                 --------       -------
Finance income                                                         $33,093       $25,420

Interest expense                                                        16,125        11,642
                                                                      --------       -------
     Finance income before provision for possible
          losses on finance receivables                                 16,968        13,778

Provision for possible losses on finance receivables                     1,150           675
                                                                      --------       -------
     Net finance income                                                 15,818        13,103

Salaries and other expenses                                              3,920         2,909
                                                                      --------       -------
     Earnings before income taxes                                       11,898        10,194

Provision for income taxes                                               4,626         3,954
                                                                      --------       -------
          NET EARNINGS                                                   7,272         6,240

Retained earnings - beginning of period                                106,130        79,408
                                                                      --------       -------
          RETAINED EARNINGS - END OF PERIOD                           $113,402       $85,648
                                                                      ========       =======
EARNINGS PER COMMON SHARE:
     Diluted                                                             $0.41         $0.36
                                                                      ========       =======
     Basic                                                               $0.49         $0.42
                                                                      ========       =======

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.





                               FINANCIAL FEDERAL CORPORATION
                                     AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS *
                                  (Dollars in Thousands)


Three Months Ended October 31,                                            2000          1999
--------------------------------------------------------------        --------      --------
Cash flows from operating activities:
     Net earnings                                                       $7,272        $6,240
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables             1,150           675
        Depreciation and amortization                                    1,941         1,729
        Deferred income taxes                                            1,200         1,200
        Decrease in other assets                                            97            68
        Increase (decrease) in accrued interest, taxes and
          other liabilities                                             (6,394)        6,007
                                                                      --------      --------
                    Net cash provided by operating activities            5,266        15,919
                                                                      --------      --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                  (172,694)     (175,583)
          Collected                                                    119,451       137,375
     Other                                                                 (49)          (98)
                                                                      --------      --------
                    Net cash (used in) investing activities            (53,292)      (38,306)
                                                                      --------      --------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                             (51,585)      (17,755)
          Maturities greater than 90 days:
               Proceeds                                                 70,243        19,562
               Repayments                                              (17,615)      (25,578)
     Bank borrowings - net proceeds (repayments)                        19,685       (11,775)
     Proceeds from senior term notes                                    38,000        50,000
     Repayment of senior term note                                     (10,000)
     Variable rate senior term notes - net proceeds (repayments)          (156)        6,955
     Proceeds from exercise of stock options                                62            14
     Other                                                                  46
                                                                      --------      --------
                    Net cash provided by financing activities           48,680        21,423
                                                                      --------      --------
NET INCREASE (DECREASE) IN CASH                                            654          (964)

Cash - beginning of period                                               6,068         5,544
                                                                      --------      --------
CASH - END OF PERIOD                                                    $6,722        $4,580
                                                                      ========      ========
Supplemental disclosures of cash flow information:
     Interest paid                                                     $12,848        $8,170
                                                                      ========      ========
     Income taxes paid                                                  $2,598          $524
                                                                      ========      ========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at October 31, 2000 and the results of operations and cash flows of the Company for the three month periods ended October 31, 2000 and 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000. The consolidated results of operations for the three month periods ended October 31, 2000 and 1999 are not necessarily indicative of the results for the respective full years.


NOTE 2 - DESCRIPTION OF BUSINESS
The Company is an independent financial services company providing collateralized lending, financing and leasing services nationwide to primarily middle-market commercial enterprises representing diverse industries such as general construction, road and infrastructure construction and repair, manufacturing, trucking and waste disposal. The Company lends against, finances and leases a wide range of revenue-producing equipment such as cranes, earth movers, machine tools, personnel lifts, trailers and trucks.


NOTE 3 - EARNINGS PER COMMON SHARE
Earnings per common share was calculated as follows (in thousands, except per share amounts):


  Three months ended October 31,                         2000       1999
  ------------------------------------------------     ------     ------
  Net earnings (used for basic earnings per share)     $7,272     $6,240
  Effect of convertible securities                        730        762
                                                       ------     ------
       Adjusted net earnings (used for diluted
          earnings per share)                          $8,002     $7,002
                                                       ======     ======
  Weighted average common shares outstanding
     (used for basic earnings per share)               14,963     14,861
  Effect of dilutive securities:
     Convertible subordinated notes                     3,024      3,167
     Warrants                                           1,391      1,385
     Stock options                                        209        245
                                                       ------     ------
       Adjusted weighted average common shares
          and assumed conversions (used for
          diluted earnings per share)                  19,587     19,658
                                                       ======     ======

  Net earnings per common share - Diluted               $0.41      $0.36
                                                       ======     ======
  Net earnings per common share - Basic                 $0.49      $0.42
                                                       ======     ======


NOTE 4 - SENIOR DEBT
At October 31, 2000, the Company had $462.0 million of committed unsecured revolving credit facilities with various banks including $232.0 million that expire after October 31, 2001 and $230.0 million that expire before October 31, 2001. Long-term senior debt of $591.5 million at October 31, 2000 comprised $23.5 million of borrowings under credit facilities that expire after October 31, 2001, $40.0 million of borrowings under credit facilities that expire before October 31, 2001, $168.5 million of commercial paper supported by credit facilities that expire after October 31, 2001 and $359.5 million of term notes payable. In September 2000, the Company established a $200.0 million Medium Term Note Program and, in October 2000, issued $38.0 million of 8.5% fixed rate term notes thereunder that mature in May 2003.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS
At October 31, 2000, the Company had a variable to fixed interest rate swap with a notional amount of $15.0 million, receive and pay rates of 6.6% and 5.0%, respectively, and a remaining term of three months. The Company entered into this swap as a hedge against increases in market interest rates on the underlying variable rate term debt instrument.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
In August 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements require the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives are accounted for depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's earnings or financial position.


PART I
Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparison of Three Months Ended October 31, 2000 to Three Months Ended October 31, 1999
------------------------------------------------------------------------------
Finance income increased by 30% to $33.1 million in the first quarter of fiscal 2001 from $25.4 million in the first quarter of fiscal 2000. The increase was primarily due to the 21%, or $202 million, increase in average finance receivables outstanding to $1.166 billion in the first quarter of fiscal 2001 from $964 million in the first quarter of fiscal 2000 and higher yields on new finance receivables and on variable rate finance receivables resulting from recent increases in market interest rates. Finance receivables booked in the first quarter of fiscal 2001 and fiscal 2000 were $173 million and $176 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 38% to $16.1 million in the first quarter of fiscal 2001 from $11.6 million in the first quarter of fiscal 2000. The increase was primarily due to the 21% increase in average debt outstanding in the first quarter of fiscal 2001 from the first quarter of fiscal 2000, higher rates incurred on short term and variable rate debt resulting from higher average market interest rates in the first quarter of fiscal 2001 from the first quarter of fiscal 2000 and recent issuances of additional term debt.

Finance income before provision for possible losses on finance receivables increased by 23% to $17.0 million in the first quarter of fiscal 2001 from $13.8 million in the first quarter of fiscal 2000. Finance income before provision for possible losses expressed as an annualized percentage of average finance receivables outstanding ("net margin") was 5.8% in the first quarter of fiscal 2001 compared to 5.7% in the first quarter of fiscal 2000.

The provision for possible losses on finance receivables increased by 70% to $1.2 million in the first quarter of fiscal 2001 from $675,000 in the first quarter of fiscal 2000. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $19.9 million, or 1.67% of finance receivables, at October 31, 2000, compared to $19.0 million, or 1.68% of finance receivables, at July 31, 2000 and $16.8 million, or 1.71% of finance receivables, at October 31, 1999. The allowance is periodically reviewed by the Company's management and is estimated based on total finance receivables, net credit losses incurred and management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors.

Net credit losses (write-downs of finance receivables less subsequent recoveries) were $346,000 and $70,000 in the first quarter of fiscal 2001 and 2000, respectively. Net credit losses, expressed as an annualized percentage of average finance receivables outstanding, were 0.12% and 0.03% in the first quarter of 2001 and 2000, respectively. Non-performing finance receivables were $18.9 million, or 1.6% of total finance receivables, at October 31, 2000, compared to $16.2 million, or 1.4% of total finance receivables, at July 31, 2000 and $9.2 million, or 0.9% of total finance receivables, at October 31, 1999. Delinquent finance receivables (receivables with a contractual payment more than 60 days past due) were $19.9 million, or 1.7% of total finance receivables, at October 31, 2000, compared to $17.3 million, or 1.5% of total finance receivables, at July 31, 2000 and $13.7 million, or 1.4% of total finance receivables, at October 31, 1999. The Company's non-performing and delinquent finance receivables and net credit losses have been increasing, and may continue to do so, although their current and expected levels are within industry standards.

Salaries and other expenses increased by 35% to $3.9 million in the first quarter of fiscal 2001 from $2.9 million in the first quarter of fiscal 2000. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and the opening of the Company's sixth full service operations center in Atlanta, Georgia in February 2000.

Net earnings increased by 17% to $7.3 million in the first quarter of fiscal 2001 from $6.2 million in the first quarter of fiscal 2000. Diluted earnings per share increased by 14% to $0.41 per share in the first quarter of fiscal 2001 from $0.36 per share in the first quarter of fiscal 2000 and basic earnings per share increased by 17% to $0.49 per share in the first quarter of fiscal 2001 from $0.42 per share in the first quarter of fiscal 2000. The increase in diluted earnings per share was lower than the increase in net earnings due to the effect that the convertible subordinated notes have on the diluted earnings per share calculation.


LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the continued availability of funds to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including operating cash flow, dealer placed and directly issued commercial paper, borrowings under committed unsecured revolving credit facilities, private and public issuances of term debt, securitizations and sales of common and preferred equity. Management believes, but cannot assure, that the Company has available sufficient liquidity to support its future operations.

The Company issues investment grade commercial paper directly and through a $350.0 million program with recognized dealers. Commercial paper outstanding at October 31, 2000 was $336.9 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At October 31, 2000, the Company had $462.0 million of committed unsecured revolving credit facilities with various banks including $232.0 million that expire after one year and $230.0 million that expire within one year. At October 31, 2000, the Company had $23.5 million of borrowings outstanding under credit facilities expiring after one year and $40.0 million of borrowings outstanding under credit facilities expiring within one year.

In September 2000, the Company established a $200.0 million Medium Term Note Program and, in October 2000, issued $38.0 million of 8.5% fixed rate term notes thereunder that mature in May 2003.


FORWARD-LOOKING STATEMENTS

Certain statements in this document including the words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on its behalf is not a guarantee of future performance. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including, without limitation, (i) the ability to obtain funding on acceptable terms,
(ii) changes in the risks inherent in the Company's receivables portfolio and the adequacy of the Company's reserves, (iii) changes in market interest rates, (iv) changes in economic, financial, and market conditions, (v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


PART II
Item 6


                       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

             4.13 - Indenture dated September 20, 2000 for Financial Federal
                    Credit Inc.'s $200 million Rule 144A Medium Term Note
                    Program
            27    - Financial Data Schedule (EDGAR version only)

     (b) Reports on Form 8-K

            The Company filed a report on Form 8-K dated September 14, 2000 reporting, under Item 5, the announcement that Steven F. Groth has joined its senior management team as senior vice president and chief financial officer.

            The Company filed a report on Form 8-K dated October 19, 2000 reporting, under Item 4, the announcement of the appointment of Arthur Andersen LLP as the Company's independent auditors.

            The Company filed a report on Form 8-K dated November 23, 2000 reporting, under Item 5, the announcement of the passing away of its Chairman Clarence Y. Palitz Jr. on November 23, 2000.

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



                                         FINANCIAL FEDERAL CORPORATION
                                         -----------------------------
                                         (Registrant)



                                         By:   /s/ Steven F. Groth
                                               ----------------------------
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


                                         By:   /s/ David H. Hamm
                                               ----------------------------
                                               Controller and Assistant
                                               Treasurer (Principal
                                               Accounting Officer)



December 11, 2000
-----------------
(Date)

                               INDEX TO EXHIBITS


Exhibit No.   Exhibits
-----------   ---------------------------------------------------------------
 4.13         Indenture dated September 20, 2000 for Financial Federal Credit
              Inc.'s $200 million Rule 144A Medium Term Note Program

27            Financial Data Schedule (EDGAR version only)