Form 10-Q
period 2001-01-31
FINANCIAL FEDERAL CORP
filed 2001-03-09
CIK 854711

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended January 31, 2001


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

At March 1, 2001, 16,462,631 shares of Registrant's common stock, $.50 par value, were outstanding.


=============================================================================

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2001


                               TABLE OF CONTENTS




Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheet at January 31, 2001 (unaudited)
            and July 31, 2000 (audited)                                  3

          Consolidated Statement of Operations and Retained Earnings
            for the three and six months ended January 31, 2001 and
            2000 (unaudited)                                             4

          Consolidated Statement of Cash Flows for the six months
            ended January 31, 2001 and 2000 (unaudited)                  5

          Notes to Consolidated Financial Statements                     6-7


Item 2    Management's Discussion and Analysis of Operations and
            Financial Condition                                          7-10


Part II - Other Information
--------------------------------------------------------------------

Item 2    Changes in Securities and Use of Proceeds                     10

Item 4    Submission of Matters to a Vote of Security Holders           10

Item 6    Exhibits and Reports on Form 8-K                              11

Signatures                                                              12

                                 FINANCIAL FEDERAL CORPORATION
                                       AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEET
                                    (Dollars in Thousands)


                                                                             January 31,     July 31,
                                                                                  2001 *         2000
                                                                              ----------   ----------
ASSETS

Finance receivables                                                           $1,234,365   $1,137,135
Allowance for possible losses                                                    (20,462)     (19,048)
                                                                              ----------   ----------
     Finance receivables - net                                                 1,213,903    1,118,087

Cash                                                                               6,323        6,068
Other assets                                                                       3,608        3,630
                                                                              ----------   ----------
       TOTAL ASSETS                                                           $1,223,834   $1,127,785
                                                                              ==========   ==========
LIABILITIES

Senior debt:
     Long-term ($48,911 at January 31, 2001 and $37,073 at July 31, 2000
          due to related parties)                                               $561,237     $608,662
     Short-term                                                                  318,815      182,686
Subordinated debt ($4,681 at January 31, 2001 and July 31, 2000 due to
     related parties)                                                             93,490       93,490
Accrued interest, taxes and other liabilities                                     32,118       43,555
Deferred income taxes                                                             29,369       26,969
                                                                              ----------   ----------
     Total liabilities                                                         1,035,029      955,362
                                                                              ----------   ----------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued
Common stock - $.50 par value, authorized 100,000,000 shares; shares issued: 16,458,861 (net of 136,961 treasury shares) at January 31,
     2001 and 14,958,379 at July 31, 2000                                          8,229        7,479
Additional paid-in capital                                                        61,970       58,785
Warrants - issued and outstanding 1,606,500 at July 31, 2000                                       29
Retained earnings                                                                118,606      106,130
                                                                              ----------   ----------
     Total stockholders' equity                                                  188,805      172,423
                                                                              ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $1,223,834   $1,127,785
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

                                   FINANCIAL FEDERAL CORPORATION
                                         AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS
                                      AND RETAINED EARNINGS *
                          (Dollars in Thousands, Except Per Share Amounts)


                                                         Three months ended          Six months ended
                                                                January 31,               January 31,
                                                      ---------------------     ---------------------
                                                          2001         2000         2001         2000
                                                      --------      -------     --------      -------
Finance income                                         $34,760      $26,667      $67,853      $52,087

Interest expense                                        16,970       12,542       33,095       24,184
                                                      --------      -------     --------      -------
     Finance income before provision for possible
          losses on finance receivables                 17,790       14,125       34,758       27,903

Provision for possible losses on finance receivables     1,100          550        2,250        1,225
                                                      --------      -------     --------      -------
     Net finance income                                 16,690       13,575       32,508       26,678

Gain on debt retirement                                                 385                       385
Salaries and other expenses                             (4,044)      (2,965)      (7,964)      (5,874)
                                                      --------      -------     --------      -------
     Earnings before income taxes                       12,646       10,995       24,544       21,189

Provision for income taxes                               4,916        4,248        9,542        8,202
                                                      --------      -------     --------      -------
          NET EARNINGS                                   7,730        6,747       15,002       12,987

Retained earnings - beginning of period                113,402       85,648      106,130       79,408
Aquisition of treasury shares                           (2,526)                   (2,526)
                                                      --------      -------     --------      -------
          RETAINED EARNINGS - END OF PERIOD           $118,606      $92,395     $118,606      $92,395
                                                      ========      =======     ========      =======
EARNINGS PER COMMON SHARE:
     Diluted                                             $0.43        $0.38        $0.84        $0.74
                                                      ========      =======     ========      =======
     Basic                                               $0.49        $0.45        $0.98        $0.87
                                                      ========      =======     ========      =======

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

</TABLE


                                   FINANCIAL FEDERAL CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF CASH FLOWS *
                                      (Dollars in Thousands)

Six Months Ended January 31,                                                        2001         2000
---------------------------------------------------------------------           --------     --------
Cash flows from operating activities:
     Net earnings                                                                $15,002      $12,987
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for possible losses on finance receivables                       2,250        1,225
        Depreciation and amortization                                              4,176        3,569
        Deferred income taxes                                                      2,400        2,400
        Gain on debt retirement                                                                  (385)
        Decrease in other assets                                                      60          324
        (Decrease) in accrued interest, taxes and other liabilities              (11,437)        (360)
                                                                                --------     --------
                    Net cash provided by operating activities                     12,451       19,760
                                                                                --------     --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                            (343,777)    (336,198)
          Collected                                                              241,705      266,267
     Other                                                                          (208)        (187)
                                                                                --------     --------
                    Net cash (used in) investing activities                     (102,280)     (70,118)
                                                                                --------     --------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less - net proceeds (repayments)                (232,216)      50,901
          Maturities greater than 90 days:
               Proceeds                                                          108,430       39,841
               Repayments                                                        (82,195)     (59,774)
     Bank borrowings - net proceeds (repayments)                                 267,110      (34,670)
     Proceeds from senior term notes                                              63,000       50,000
     Repayments of senior term notes                                             (35,000)
     Repurchases of convertible subordinated notes                                             (1,915)
     Variable rate senior term notes - net proceeds (repayments)                    (425)       6,001
     Proceeds from exercise of stock options                                         219          204
     Proceeds from exercise of warrants                                            1,114
     Other                                                                            47
                                                                                --------     --------
                    Net cash provided by financing activities                     90,084       50,588
                                                                                --------     --------
NET INCREASE IN CASH                                                                 255          230

Cash - beginning of period                                                         6,068        5,544
                                                                                --------     --------
CASH - END OF PERIOD                                                              $6,323       $5,774
                                                                                ========     ========
Supplemental disclosures of cash flow information:
     Interest paid                                                               $30,973      $22,875
                                                                                ========     ========
     Income taxes paid                                                            $9,510       $5,180
                                                                                ========     ========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

</TABLE

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at January
31, 2001 and the results of operations and cash flows of the Company for the three and six month periods ended January 31, 2001 and 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000. The consolidated results of operations for the three and six month periods ended
January 31, 2001 and 2000 are not necessarily indicative of the results for the respective full years.


NOTE 2 - DESCRIPTION OF BUSINESS
The Company is an independent financial services company providing collateralized lending, financing and leasing services nationwide to primarily middle-market commercial enterprises representing diverse industries such as general construction, road and infrastructure construction and repair, manufacturing, transportation and waste disposal. The Company lends against, finances and leases a wide range of revenue-producing equipment such as cranes, earth movers, machine tools, personnel lifts, trailers and trucks.


NOTE 3 - EARNINGS PER COMMON SHARE
Earnings per common share was calculated as follows (in thousands, except per share amounts):



                                                      Three months ended         Six months ended
                                                             January 31,              January 31,
                                                       -----------------      -------------------
                                                         2001       2000         2001        2000
                                                       ------     ------      -------     -------
  Net earnings (used for basic earnings per share)     $7,730     $6,747      $15,002     $12,987
  Effect of convertible securities                        722        749        1,452       1,511
                                                       ------     ------      -------     -------
  Adjusted net earnings (used for diluted earnings
     per share)                                        $8,452     $7,496      $16,454     $14,498
                                                       ======     ======      =======     =======
  Weighted average common shares outstanding
     (used for basic earnings per share)               15,656     14,865       15,309      14,863

  Effect of dilutive securities:
     Convertible subordinated notes                     3,024      3,147        3,024       3,157
     Warrants                                             760      1,382        1,076       1,383
     Stock options                                        301        243          255         244
                                                       ------     ------      -------     -------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               19,741     19,637       19,664      19,647
                                                       ======     ======      =======     =======

  Net earnings per common share - Diluted               $0.43      $0.38        $0.84       $0.74
                                                        =====      =====        =====       =====
  Net earnings per common share - Basic                 $0.49      $0.45        $0.98       $0.87
                                                        =====      =====        =====       =====


NOTE 4 - SENIOR DEBT
At January 31, 2001, the Company had $477.0 million of committed unsecured revolving credit facilities with various banks including $192.0 million that expire after January 31, 2002 and $285.0 million that expire before January 31, 2002. Long-term senior debt of $561.2 million at January 31, 2001 comprised $122.0 million of borrowings under credit facilities that expire after January 31, 2002, $70.0 million of borrowings under credit facilities that expire before January 31, 2002 that were supported by credit facilities that expire after January 31, 2001 and $369.2 million of term notes payable. In September 2000, the Company established a $200.0 million Medium Term Note

Program and, in October 2000, issued $38.0 million of 8.5% fixed rate term notes thereunder that mature in May 2003.


NOTE 5 - STOCKHOLDERS' EQUITY
In December 2000, the Company and the majority of the warrant holders amended the warrant agreements to purchase the Company's common stock. The amendment permitted the warrant holders to pay for the exercise of their warrants with previously owned common stock of the Company in lieu of cash at the holders' option.

During the quarter ended January 31, 2001, subsequent to the amendment, all of the Company's 1,606,500 outstanding warrants were exercised. The total proceeds to the Company were $4.5 million (1,125,000 warrants at an exercise price of $2.83 per warrant and 481,500 warrants at an exercise price of $2.72 per warrant). The Company received $1.1 million and 136,961 shares of its common stock at an average market value of $24.70 per share. As a result of receiving 136,961 shares, the amount available under the Company's Stock and Convertible Debenture Repurchase Program decreased to $6.6 million at January 31, 2001.

At January 31, 2001, the Company held the 136,961 shares in treasury.


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


PART I
Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparison of three months ended January 31, 2001 to three months ended January 31, 2000
------------------------------------------------------------------------------
Finance income increased by 30% to $34.8 million in the second quarter of fiscal 2001 from $26.7 million in the second quarter of fiscal 2000. The increase was primarily due to the 22%, or $217 million, increase in average finance receivables outstanding to $1.214 billion in the second quarter of fiscal 2001 from $997 million in the second quarter of fiscal 2000 and higher yields on new receivables and on variable rate receivables resulting from recent increases in market interest rates through December 2000. Finance receivables booked in the second quarter of fiscal 2001 and fiscal 2000 were $171 million and $161 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 35% to $17.0 million in the second quarter of fiscal 2001 from $12.5 million in the second quarter of fiscal 2000. The increase was primarily due to the 22% increase in average debt outstanding in the second quarter of fiscal 2001 from the second quarter of fiscal 2000, higher rates incurred on short term and variable rate debt resulting from higher average market interest rates in the second quarter of fiscal 2001 from the second quarter of fiscal 2000 and recent issuances of additional term debt.

Finance income before provision for possible losses on finance receivables increased by 26% to $17.8 million in the second quarter of fiscal 2001 from $14.1 million in the second quarter of fiscal 2000. Finance income before provision for possible losses expressed as an annualized percentage of average finance receivables outstanding ("net interest margin") was 5.8% in the second quarter of fiscal 2001 compared to 5.6% in the second quarter of fiscal 2000. Subsequent to December 2000, market interest rates have been declining.
Since approximately 90% of the Company's finance receivables are fixed rate and approximately 50% of the Company's debt is scheduled to reprice in the third quarter of fiscal 2001, a decline in market interest rates could have a positive impact on the Company's net interest margin beginning in the third quarter of fiscal 2001.

The provision for possible losses on finance receivables increased by 100% to $1.1 million in the second quarter of fiscal 2001 from $550,000 in the second quarter of fiscal 2000. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $20.5 million, or 1.66% of finance receivables at January 31, 2001, compared to $19.0 million, or 1.68% of finance receivables, at July 31, 2000 and $17.3 million, or 1.70% of finance receivables, at January 31, 2000. The allowance is periodically reviewed by the Company's management and is estimated based on total finance receivables, net credit losses incurred and management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors.

Net credit losses (write-downs of finance receivables less subsequent recoveries) were $490,000 and $84,000 in the second quarter of fiscal 2001 and 2000, respectively. Net credit losses expressed as an annualized percentage of average finance receivables outstanding ("loss ratio") was 0.16% and 0.03% in the second quarter of 2001 and 2000, respectively. Non-performing finance receivables were $23.7 million, or 1.9% of total finance receivables, at January 31, 2001, compared to $16.2 million, or 1.4% of total finance receivables, at July 31, 2000 and $12.1 million, or 1.2% of total finance receivables, at January 31, 2000. Delinquent finance receivables (receivables with a contractual payment more than 60 days past due) were $23.4 million, or 1.9% of total finance receivables, at January 31, 2001, compared to $17.3 million, or 1.5% of total finance receivables, at July 31, 2000 and $12.8 million, or 1.3% of total finance receivables, at January 31, 2000. The Company's non-performing and delinquent finance receivables and net credit losses have been increasing, and may continue to do so, although their current and expected levels are within industry standards.

Salaries and other expenses increased by 36% to $4.0 million in the second quarter of fiscal 2001 from $3.0 million in the second quarter of fiscal 2000. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and the opening of the Company's sixth full service operations center in Atlanta, Georgia in February 2000.

Net earnings increased by 15% to $7.7 million in the second quarter of fiscal 2001 from $6.7 million in the second quarter of fiscal 2000. Diluted earnings per share increased by 13% to $0.43 per share in the second quarter of fiscal 2001 from $0.38 per share in the second quarter of fiscal 2000 and basic earnings per share increased by 9% to $0.49 per share in the second quarter of fiscal 2001 from $0.45 per share in the second quarter of fiscal 2000. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect that the convertible subordinated notes have on the diluted earnings per share calculation. The increase in basic earnings per share was lower than the increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of the Company's 1,606,500 warrants in the second quarter of fiscal 2001.

In the second quarter of fiscal 2000, the Company repurchased $2.3 million principal amount of its convertible subordinated notes for $1.9 million. Excluding the net after tax gain on this retirement of debt, net earnings increased by 19%, diluted earnings per share increased by 16% and basic earnings per share increased by 11% in the second quarter of fiscal 2001 from the second quarter of fiscal 2000.


Comparison of six months ended January 31, 2001 to six months ended January 31, 2000
------------------------------------------------------------------------------
Finance income increased by 30% to $67.9 million in the first half of fiscal 2001 from $52.1 million in the first half of fiscal 2000. The increase was primarily due to the 21%, or $210 million, increase in average finance receivables outstanding to $1.190 billion in the first half of fiscal 2001 from $980 million in the first half of fiscal 2000 and higher yields on new receivables and on variable rate receivables resulting from recent increases in market interest rates through December 2000. Finance receivables booked in the first half of fiscal 2001 and fiscal 2000 were $344 million and $336 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 37% to $33.1 million in the first half of fiscal 2001 from $24.2 million in the first half of fiscal 2000. The increase was primarily due to the 22% increase in average debt outstanding in the first half of fiscal 2001 from the first half of fiscal 2000, higher rates incurred on short term and variable rate debt resulting from higher average market interest rates in the first half of fiscal 2001 from the first half of fiscal 2000 and recent issuances of additional term debt.

Finance income before provision for possible losses on finance receivables increased by 25% to $34.8 million in the first half of fiscal 2001 from $27.9 million in the first half of fiscal 2000. The net interest margin was 5.8% in the first half of fiscal 2001 compared to 5.7% in the first half of fiscal 2000.

The provision for possible losses on finance receivables increased by 84% to $2.3 million in the first half of fiscal 2001 from $1.2 million in the first half of fiscal 2000. Net credit losses were $836,000 and $154,000 in the first half of fiscal 2001 and 2000, respectively. The loss ratio was 0.14% and 0.03% in the first half of 2001 and 2000, respectively.

Salaries and other expenses increased by 36% to $8.0 million in the first half of fiscal 2001 from $5.9 million in the first half of fiscal 2000. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and the opening of the Company's sixth full service operations center in Atlanta, Georgia in February 2000.

Net earnings increased by 16% to $15.0 million in the first half of fiscal 2001 from $13.0 million in the first half of fiscal 2000. Diluted earnings per share increased by 14% to $0.84 per share in the first half of fiscal 2001 from $0.74 per share in the first half of fiscal 2000 and basic earnings per share increased by 13% to $0.98 per share in the first half of fiscal 2001 from $0.87 per share in the first half of fiscal 2000. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect that the convertible subordinated notes have on the diluted earnings per share calculation. The increase in basic earnings per share was lower than the increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of the Company's 1,606,5000 warrants in the second quarter of fiscal 2001.

In the first half of fiscal 2000, the Company repurchased $2.3 million principal amount of its convertible subordinated notes for $1.9 million. Excluding the net after tax gain on this retirement of debt, net earnings increased by 18%, diluted earnings per share increased by 15% and basic earnings per share increased by 14% in the first half of fiscal 2001 from the first half of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the continued availability of funds to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including operating cash flow, dealer placed and directly issued commercial paper, borrowings under committed unsecured revolving credit facilities, private and public issuances of term debt and securitizations, and sales of common and preferred equity. Management believes, but cannot assure, that the Company has available sufficient liquidity to support its future operations.

The Company issues investment grade commercial paper directly and through a $350.0 million program with recognized dealers. Commercial paper outstanding at January 31, 2001 was $129.9 million; a decrease of $206 million from the amount outstanding at July 31, 2000. During the second quarter of fiscal 2001, the Company increased its borrowings under committed unsecured revolving bank credit facilities and reduced its outstanding commercial paper in order to lower borrowing costs and vary maturities using LIBOR-based bank borrowings. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At January 31, 2001, the Company had $477.0 million of committed unsecured revolving credit facilities with various banks including $192.0 million that expire after one year and $285.0 million that expire within one year. At January 31, 2001, the Company had $122.0 million of borrowings outstanding under credit facilities expiring after one year and $189.0 million of borrowings outstanding under credit facilities expiring within one year.

In September 2000, the Company established a $200.0 million Medium Term Note Program and, in October 2000, issued $38.0 million of 8.5% fixed rate term notes thereunder that mature in May 2003.

FORWARD-LOOKING STATEMENTS

Certain statements in this document including the words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," "could," and similar words and phrases constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on its behalf is not a guarantee of future performance. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including, without limitation,
(i) the ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in the Company's receivables portfolio and the adequacy of the Company's reserves, (iii) changes in market interest rates, (iv) changes in economic, financial, and market conditions, (v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


PART II
Item 2

                   CHANGES IN SECURITIES AND USE OF PROCEEDS


In December 2000 and January 2001, holders of 1,125,000 warrants originally issued to the Company's original stockholders in 1989 and holders of 481,500 warrants originally issued to certain officers of the Company in 1991 exercised their rights to acquire 1,606,500 shares of the Company's common stock. The total proceeds to the Company were $4.5 million (1,125,000 warrants at an exercise price of $2.83 per warrant and 481,500 warrants at an exercise price of $2.72 per warrant). The Company received $1.1 million and 136,961 shares of its common stock at an average market value of $24.70 per share. The Company used the proceeds of $1.1 million to repay short term debt and the Company is holding the 136,961 shares in treasury.


Item 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting of Stockholders held on December 12, 2000, the following matters were voted upon:

The following nominees were elected to the Board of Directors:

                                           Number of Votes
      Nominee                              For    Withheld
      ----------------------------------------------------
      Lawrence B. Fisher            13,365,800     107,077
      William C. MacMillen, Jr.     13,416,485      56,392
      Bernard G. Palitz             13,354,961     117,916
      Clarence Y. Palitz, Jr. *     13,365,496     107,381
      Michael C. Palitz             11,841,799   1,631,078
      Thomas F. Robards             13,417,274      55,603
      Paul R. Sinsheimer            11,955,814   1,517,063
      H. E. Timanus, Jr.            13,417,274      55,603

      * Clarence Y. Palitz, Jr. passed away November 23, 2000.

The appointment of Arthur Andersen LLP as the independent public accounting firm to audit the Company's financial statements for the fiscal year ending July 31, 2001 was ratified by a vote of 13,441,849 shares for, 28,875 shares against and 2,153 shares abstained.

Item 6

                       EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits:

            4.14 Form of Second Amendment of Warrant to purchase Common Stock issued by the Registrant to stockholders in connection with its initial capitalization
            4.15 Form of First Amendment of Warrant to purchase Common Stock issued by the Registrant to certain of its officers

     (b) Reports on Form 8-K

            The Company filed a report on Form 8-K dated November 23, 2000 reporting, under Item 5, the announcement of the passing away of its Chairman Clarence Y. Palitz, Jr. on November 23, 2000.

            The Company filed a report on Form 8-K/A dated October 19, 2000 reporting, under Item 4, the announcement of the appointment of Arthur Andersen LLP as the Company's independent auditors.

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



                                         FINANCIAL FEDERAL CORPORATION
                                         -----------------------------
                                         (Registrant)



                                         By:   /s/ Steven F. Groth
                                               ----------------------------
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


                                         By:   /s/ David H. Hamm
                                               ----------------------------
                                               Controller and Assistant
                                               Treasurer (Principal
                                               Accounting Officer)



March 9, 2001
--------------
(Date)

                               INDEX TO EXHIBITS


Exhibit No.   Exhibits
-----------   ---------------------------------------------------------------
4.14          Form of Second Amendment of Warrant to purchase Common Stock issued by the Registrant to stockholders in connection with its initial capitalization

4.15 Form of First Amendment of Warrant to purchase Common Stock issued by the Registrant to certain of its officers