Form 10-Q
period 2001-04-30
FINANCIAL FEDERAL CORP
filed 2001-06-15
CIK 854711

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                     For the Quarter Ended April 30, 2001


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

At June 1, 2001, 16,517,259 shares of Registrant's common stock, $.50 par value, were outstanding.


=============================================================================

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                      for the quarter ended April 30, 2001


                               TABLE OF CONTENTS




Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheet at April 30, 2001 (unaudited)
            and July 31, 2000 (audited)                                  3

          Consolidated Statement of Operations and Retained Earnings
            for the three and nine months ended April 30, 2001 and
            2000 (unaudited)                                             4

          Consolidated Statement of Cash Flows for the nine months
            ended April 30, 2001 and 2000 (unaudited)                    5

          Notes to Consolidated Financial Statements                     6-7


Item 2    Management's Discussion and Analysis of Operations and
            Financial Condition                                          7-10


Part II - Other Information
--------------------------------------------------------------------

Item 6    Exhibits and Reports on Form 8-K                              10

Signatures                                                              11

                                 FINANCIAL FEDERAL CORPORATION
                                       AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEET
                                    (Dollars in Thousands)



                                                                               April 30,     July 31,
                                                                                  2001 *         2000
                                                                              ----------   ----------
ASSETS

Finance receivables                                                           $1,279,245   $1,137,135
Allowance for possible losses                                                    (21,176)     (19,048)
                                                                              ----------   ----------
     Finance receivables - net                                                 1,258,069    1,118,087

Cash                                                                              10,608        6,068
Other assets                                                                       3,831        3,630
                                                                              ----------   ----------
       TOTAL ASSETS                                                           $1,272,508   $1,127,785
                                                                              ==========   ==========

LIABILITIES

Senior debt:
     Long-term ($18,950 at April 30, 2001 and $37,073 at July 31, 2000
          due to related parties)                                               $588,611     $608,662
     Short-term                                                                  325,697      182,686
Subordinated debt ($2,951 at April 30, 2001 and $4,681 at July 31, 2000
    due to related parties)                                                       93,485       93,490
Accrued interest, taxes and other liabilities                                     37,731       43,555
Deferred income taxes                                                             29,869       26,969
                                                                              ----------   ----------
     Total liabilities                                                         1,075,393      955,362
                                                                              ----------   ----------
STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued
Common stock - $.50 par value, authorized 100,000,000 shares; shares issued: 16,473,647 (net of 136,961 treasury shares) at April 30, 2001
     and 14,958,379 at July 31, 2000                                               8,237        7,479
Additional paid-in capital                                                        62,262       58,785
Warrants - issued and outstanding 1,606,500 at July 31, 2000                                       29
Retained earnings                                                                126,616      106,130
                                                                              ----------   ----------
     Total stockholders' equity                                                  197,115      172,423
                                                                              ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $1,272,508   $1,127,785
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

                                   FINANCIAL FEDERAL CORPORATION
                                         AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS
                                      AND RETAINED EARNINGS *
                          (Dollars in Thousands, Except Per Share Amounts)



                                                         Three months ended         Nine months ended
                                                                  April 30,                 April 30,
                                                      ---------------------     ---------------------
                                                          2001         2000         2001         2000
                                                      --------      -------     --------      -------
Finance income                                         $34,825      $28,194     $102,678      $80,281

Interest expense                                        15,886       13,027       48,981       37,211
                                                      --------      -------     --------      -------
     Finance income before provision for possible
          losses on finance receivables                 18,939       15,167       53,697       43,070

Provision for possible losses on finance receivables     1,300          975        3,550        2,200
                                                      --------      -------     --------      -------
     Net finance income                                 17,639       14,192       50,147       40,870

Gain on debt retirement                                                 379                       764
Salaries and other expenses                             (4,517)      (3,405)     (12,481)      (9,279)
                                                      --------      -------     --------      -------
     Earnings before income taxes                       13,122       11,166       37,666       32,355

Provision for income taxes                               5,112        4,328       14,654       12,530
                                                      --------      -------     --------      -------
          NET EARNINGS                                   8,010        6,838       23,012       19,825

Retained earnings - beginning of period                118,606       92,395      106,130       79,408
Acquisition of treasury shares                                                    (2,526)
                                                      --------      -------     --------      -------
          RETAINED EARNINGS - END OF PERIOD           $126,616      $99,233     $126,616      $99,233
                                                      ========      =======     ========      =======
EARNINGS PER COMMON SHARE:
     Diluted                                             $0.44        $0.39        $1.28        $1.13
                                                      ========      =======     ========      =======
     Basic                                               $0.49        $0.46        $1.47        $1.33
                                                      ========      =======     ========      =======

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

</TABLE


                                   FINANCIAL FEDERAL CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF CASH FLOWS *
                                      (Dollars in Thousands)

Nine Months Ended April 30,                                                         2001         2000
----------------------------------------------------------------------------    --------     --------
Cash flows from operating activities:
     Net earnings                                                                $23,012      $19,825
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for possible losses on finance receivables                       3,550        2,200
        Depreciation and amortization                                              6,680        5,434
        Deferred income taxes                                                      2,900        3,600
        Gain on debt retirement                                                                  (764)
        (Increase) decrease in other assets                                          (61)         692
        Increase (decrease) in accrued interest, taxes and other liabilities      (5,824)       8,586
                                                                                --------     --------
                    Net cash provided by operating activities                     30,257       39,573
                                                                                --------     --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                            (533,454)    (522,394)
          Collected                                                              383,578      388,310
     Other                                                                          (410)        (369)
                                                                                --------     --------
                    Net cash (used in) investing activities                     (150,286)    (134,453)
                                                                                --------     --------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less - net proceeds (repayments)                (195,846)      71,912
          Maturities greater than 90 days:
               Proceeds                                                          123,014       64,840
               Repayments                                                       (118,462)     (71,501)
     Bank borrowings - net proceeds (repayments)                                 222,400      (37,670)
     Proceeds from senior term notes                                             128,000       65,000
     Repayments of senior term notes                                             (35,000)
     Repurchases of convertible subordinated notes                                             (3,536)
     Variable rate senior notes - net proceeds (repayments)                       (1,146)       5,385
     Proceeds from exercise of warrants                                            1,114
     Proceeds from exercise of stock options                                         381          392
     Other                                                                           114
                                                                                --------     --------
                    Net cash provided by financing activities                    124,569       94,822
                                                                                --------     --------
NET INCREASE (DECREASE) IN CASH                                                    4,540          (58)

Cash - beginning of period                                                         6,068        5,544
                                                                                --------     --------
CASH - END OF PERIOD                                                             $10,608       $5,486
                                                                                ========     ========
Supplemental disclosures of cash flow information:
     Interest paid                                                               $44,460      $33,661
                                                                                ========     ========
     Income taxes paid                                                           $14,784       $7,386
                                                                                ========     ========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

</TABLE

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at April
30, 2001 and the results of operations and cash flows of the Company for the three and nine month periods ended April 30, 2001 and 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000. The consolidated results of operations for the three and nine month periods ended
April 30, 2001 and 2000 are not necessarily indicative of the results for the respective full years.


NOTE 2 - DESCRIPTION OF BUSINESS
The Company is an independent financial services company providing collateralized lending, financing and leasing services nationwide to primarily middle-market commercial enterprises representing diverse industries such as general construction, road and infrastructure construction and repair, manufacturing, transportation and waste disposal. The Company lends against, finances and leases a wide range of revenue-producing equipment such as cranes, earthmovers, machine tools, personnel lifts, trailers and trucks.


NOTE 3 - EARNINGS PER COMMON SHARE
Earnings per common share was calculated as follows (in thousands, except per share amounts):


                                                      Three months ended        Nine months ended
                                                               April 30,                April 30,
                                                       -----------------      -------------------
                                                         2001       2000         2001        2000
                                                       ------     ------      -------     -------
  Net earnings (used for basic earnings per share)     $8,010     $6,838      $23,012     $19,825
  Effect of convertible securities                        707        716        2,160       2,227
                                                       ------     ------      -------     -------
  Adjusted net earnings (used for diluted earnings
     per share)                                        $8,717     $7,554      $25,172     $22,052
                                                       ======     ======      =======     =======
  Weighted average common shares outstanding
     (used for basic earnings per share)               16,466     14,911       15,686      14,879

  Effect of dilutive securities:
     Convertible subordinated notes                     3,024      3,040        3,024       3,118
     Warrants                                                      1,356          725       1,374
     Stock options                                        333        157          281         216
                                                       ------     ------      -------     -------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               19,823     19,464       19,716      19,587
                                                       ======     ======      =======     =======

  Net earnings per common share - Diluted               $0.44      $0.39        $1.28       $1.13
                                                        =====      =====        =====       =====
  Net earnings per common share - Basic                 $0.49      $0.46        $1.47       $1.33
                                                        =====      =====        =====       =====


NOTE 4 - SENIOR DEBT
At April 30, 2001, the Company had $450.0 million of committed unsecured revolving credit facilities with various banks including $205.0 million that expire after April 30, 2002 and $245.0 million that expire before April 30, 2002. Long-term senior debt of $588.6 million at April 30, 2001 comprised $137.3 million of borrowings under credit facilities that expire after April 30, 2002, $67.7 million of borrowings under credit facilities that expire before April 30, 2002 that were supported by credit facilities that expire after April 30, 2002 and $383.6 million of term notes payable. In September

2000, the Company established a $200.0 million Medium Term Note Program and issued the following notes thereunder in October 2000 and March 2001, respectively; $38.0 million of 8.50% fixed rate term notes that mature in May 2003 and $65.0 million of 7.05% fixed rate term notes that mature in April 2004.


NOTE 5 - STOCKHOLDERS' EQUITY
In December 2000, the Company and the majority of the warrant holders amended the warrant agreements to purchase the Company's common stock. The amendment permitted the warrant holders to pay for the exercise of their warrants with previously owned common stock of the Company in lieu of cash at the holders' option.

During the quarter ended January 31, 2001, subsequent to the amendment, all of the Company's 1,606,500 outstanding warrants were exercised. The total proceeds to the Company were $4.5 million (1,125,000 warrants at an exercise price of $2.83 per warrant and 481,500 warrants at an exercise price of $2.72 per warrant). The Company received $1.1 million and 136,961 shares of its common stock at an average market value of $24.70 per share. As a result of receiving 136,961 shares, the amount available under the Company's Stock and Convertible Debenture Repurchase Program decreased to $6.6 million. At April 30, 2001, the Company held the 136,961 shares in treasury.

In February 2001, the Company adopted a Management Incentive Plan for its Chief Executive Officer. The plan provides for awards of restricted stock and payments of performance bonuses that are both contingent upon the Company attaining certain operating results. The plan is subject to shareholder approval in December 2001.

In February 2001, the Company awarded 55,500 shares of restricted stock to certain of its senior officers. The shares vest ratably over four years from the date granted.


NOTE 6 - RELATED PARTY DEBT
Related party debt decreased during the first nine months of fiscal 2001 primarily because certain holders of the Company's senior and subordinated debt ceased to be classified as related parties due to changes in stock ownership and the passing of the Company's then Chairman of the Board in November 2000.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS
In August 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements require the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives are accounted for depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's earnings or financial position.


PART I

Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparison of three months ended April 30, 2001 to three months ended April 30, 2000
---------------------------------------------------------------------------
Finance income increased by 24% to $34.8 million in the third quarter of fiscal 2001 from $28.2 million in the third quarter of fiscal 2000. The increase was primarily due to the 21%, or $219 million, increase in average finance receivables outstanding to $1.263 billion in the third quarter of fiscal 2001 from $1.044 billion in the third quarter of fiscal 2000 and higher yields obtained on new receivables as a result of increases in market interest rates during May 2000 through December 2000. Finance receivables booked in the third quarter of fiscal 2001 and fiscal 2000 were $190 million and $186 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 22% to $15.9 million in the third quarter of fiscal 2001 from $13.0 million in the third quarter of fiscal 2000. The increase was primarily due to the 22% increase in average debt outstanding in the third quarter of fiscal 2001 from the third quarter of fiscal 2000 and the $135.0 million increase in fixed rate term debt since April 30, 2000, partially offset by decreases in the cost of the Company's short term and variable rate debt as a result of lower average market interest rates in the third quarter of fiscal 2001 from the third quarter of fiscal 2000.

Finance income before provision for possible losses on finance receivables increased by 25% to $18.9 million in the third quarter of fiscal 2001 from $15.2 million in the third quarter of fiscal 2000. Finance income before provision for possible losses expressed as an annualized percentage of average finance receivables outstanding ("net interest margin") increased to 6.2% in the third quarter of fiscal 2001 from 5.9% in the third quarter of fiscal 2000. The increase was primarily due to the increase in the yield on the Company's finance receivables and the decrease in the cost of the Company's short term and variable rate debt, partially offset by higher rates incurred on the additional $135.0 million of fixed rate term debt.

The provision for possible losses on finance receivables increased by 33% to $1.3 million in the third quarter of fiscal 2001 from $975,000 in the third quarter of fiscal 2000. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $21.2 million, or 1.66% of finance receivables at April 30, 2001, compared to $19.0 million, or 1.68% of finance receivables, at July 31, 2000 and $18.1 million, or 1.68% of finance receivables, at April 30, 2000. The allowance is periodically reviewed by the Company's management and is estimated based on total finance receivables, net credit losses incurred and management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. Future additions to the allowance may be necessary based on changes in these factors.

Net credit losses (write-downs of finance receivables less subsequent recoveries) were $586,000 and $164,000 in the third quarter of fiscal 2001 and 2000, respectively. Net credit losses expressed as an annualized percentage of average finance receivables outstanding ("loss ratio") was 0.19% and 0.06% in the third quarter of 2001 and 2000, respectively. Finance receivables on non-accrual (income recognition has been suspended) were $28.8 million, or 2.2% of total finance receivables, at April 30, 2001, compared to $16.2 million, or 1.4% of total finance receivables, at July 31, 2000 and $14.2 million, or 1.3% of total finance receivables, at April 30, 2000. Delinquent finance receivables (receivables with a contractual payment more than 60 days past due) were $29.4 million, or 2.3% of total finance receivables, at April 30, 2001, compared to $17.3 million, or 1.5% of total finance receivables, at July 31, 2000 and $15.4 million, or 1.4% of total finance receivables, at April 30, 2000. The Company's non-accruing and delinquent finance receivables and net credit losses have been increasing, and could continue to do so, although their current and expected levels are within industry standards.

Salaries and other expenses increased by 33% to $4.5 million in the third quarter of fiscal 2001 from $3.4 million in the third quarter of fiscal 2000. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and, to a lesser extent, additional costs incurred relating to the increased number of delinquent accounts. In addition, the Company relocated its Phoenix, Arizona operations center to Irvine, California.

Net earnings increased by 17% to $8.0 million in the third quarter of fiscal 2001 from $6.8 million in the third quarter of fiscal 2000. Diluted earnings per share increased by 13% to $0.44 per share in the third quarter of fiscal 2001 from $0.39 per share in the third quarter of fiscal 2000 and basic earnings per share increased by 7% to $0.49 per share in the third quarter of fiscal 2001 from $0.46 per share in the third quarter of fiscal 2000. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect that the convertible subordinated notes have on the diluted earnings per share calculation and the 40% increase in the average price of the Company's common stock in the third quarter of fiscal 2001 from the third quarter of fiscal 2000. The increase in basic earnings per share was lower than the increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of the Company's 1,606,500 warrants in the second quarter of fiscal 2001.

In the third quarter of fiscal 2000, the Company repurchased $2.0 million principal amount of its convertible subordinated notes for $1.6 million. Excluding the net after tax gain on this retirement of debt, net earnings increased by 22%, diluted earnings per share increased by 16% and basic earnings per share increased by 11% in the third quarter of fiscal 2001 from the third quarter of fiscal 2000.


Comparison of nine months ended April 30, 2001 to nine months ended April 30,
2000
-----------------------------------------------------------------------------
Finance income increased by 28% to $102.7 million in the first nine months of fiscal 2001 from $80.3 million in the first nine months of fiscal 2000. The increase was primarily due to the 21%, or $213 million, increase in average finance receivables outstanding to $1.214 billion in the first nine months of fiscal 2001 from $1.001 billion in the first nine months of fiscal 2000 and higher yields obtained on new receivables and on variable rate receivables as a result of increases in market interest rates during May 2000 through December 2000. Finance receivables booked in the first nine months of fiscal 2001 and fiscal 2000 were $533 million and $522 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 32% to $49.0 million in the first nine months of fiscal 2001 from $37.2 million in the first nine months of fiscal 2000. The increase was primarily due to the 22% increase in average debt outstanding in the first nine months of fiscal 2001 from the first nine months of fiscal 2000, the $135.0 million increase in fixed rate term debt since April 30, 2000 and increases in the cost of the Company's short term and variable rate debt as a result of higher average market interest rates in the first nine months of fiscal 2001 from the first nine months of fiscal 2000 (market interest rates started to decline in January 2001).

Finance income before provision for possible losses on finance receivables increased by 25% to $53.7 million in the first nine months of fiscal 2001 from $43.1 million in the first nine months of fiscal 2000. The net interest margin increased to 5.9% in the first nine months of fiscal 2001 from 5.7% in the first nine months of fiscal 2000. The increase was primarily due to the increase in the yield on the Company's finance receivables, partially offset by the increase in the cost of the Company's short term and variable rate debt and higher rates incurred on the additional $135.0 million of fixed rate term debt.

The provision for possible losses on finance receivables increased by 61% to $3.6 million in the first nine months of fiscal 2001 from $2.2 million in the first nine months of fiscal 2000. Net credit losses were $1.4 million and $317,000 in the first nine months of fiscal 2001 and 2000, respectively. The loss ratio was 0.16% and 0.04% in the first nine months of 2001 and 2000, respectively.

Salaries and other expenses increased by 35% to $12.5 million in the first nine months of fiscal 2001 from $9.3 million in the first nine months of fiscal 2000. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and, to a lesser extent, additional costs incurred relating to the increased number of delinquent accounts. In addition, the Company relocated its Phoenix, Arizona operations center to Irvine, California.

Net earnings increased by 16% to $23.0 million in the first nine months of fiscal 2001 from $19.8 million in the first nine months of fiscal 2000. Diluted earnings per share increased by 13% to $1.28 per share in the first nine months of fiscal 2001 from $1.13 per share in the first nine months of fiscal 2000 and basic earnings per share increased by 11% to $1.47 per share in the first nine months of fiscal 2001 from $1.33 per share in the first nine months of fiscal 2000. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect that the convertible subordinated notes have on the diluted earnings per share calculation and the 20% increase in the average price of the Company's common stock in the first nine months of fiscal 2001 from the first nine months of fiscal 2000. The increase in basic earnings per share was lower than the increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of the Company's 1,606,500 warrants in the second quarter of fiscal 2001.

In the first nine months of fiscal 2000, the Company repurchased $4.3 million principal amount of its convertible subordinated notes for $3.5 million. Excluding the net after tax gain on this retirement of debt, net earnings increased by 19%, diluted earnings per share increased by 16% and basic earnings per share increased by 13% in the first nine months of fiscal 2001 from the first nine months of fiscal 2000.

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

The Company issues investment grade commercial paper directly and through a $350.0 million program with recognized dealers. Commercial paper outstanding at April 30, 2001 was $144.5 million; a decrease of $191.3 million from the amount outstanding at July 31, 2000. Commencing December 2000, the Company has increased its borrowings under committed unsecured revolving bank credit facilities and reduced its outstanding commercial paper in order to vary the maturities and lower the cost of its short term debt. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At April 30, 2001, the Company had $450.0 million of committed unsecured revolving credit facilities with various banks including $205.0 million that expire after one year and $245.0 million that expire within one year. At April 30, 2001, the Company had $137.3 million of borrowings outstanding under credit facilities expiring after one year and $129.0 million of borrowings outstanding under credit facilities expiring within one year.

In September 2000, the Company established a $200.0 million Medium Term Note Program and issued the following notes thereunder in October 2000 and March 2001, respectively; $38.0 million of 8.50% fixed rate term notes that mature in May 2003 and $65.0 million of 7.05% fixed rate term notes that mature in April 2004. At April 30, 2001, $97.0 million was available under the program for future issuances.


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


PART II

Item 6
                       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

             10.27 2001 Management Incentive Plan for the Chief Executive Officer of the Registrant
             10.28 Form of Restricted Stock Agreement between the Registrant and its Chief Executive Officer
             10.29 Form of Restricted Stock Agreement between the Registrant and certain senior officers

     (b) Reports on Form 8-K

             None.

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



                                         FINANCIAL FEDERAL CORPORATION
                                         -----------------------------
                                         (Registrant)



                                         By:   /s/ Steven F. Groth
                                               ----------------------------
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


                                         By:   /s/ David H. Hamm
                                               ----------------------------
                                               Controller and Assistant
                                               Treasurer (Principal
                                               Accounting Officer)



June 8, 2001
--------------
(Date)

                               INDEX TO EXHIBITS


Exhibit No.   Exhibits
-----------   ---------------------------------------------------------------
10.27         2001 Management Incentive Plan for the Chief Executive Officer
              of the Registrant
10.28         Form of Restricted Stock Agreement between the Registrant and its Chief Executive Officer
10.29         Form of Restricted Stock Agreement between the Registrant and certain senior officers