Form 10-K
period 2001-07-31
FINANCIAL FEDERAL CORP
filed 2001-10-29
CIK 854711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                ---------------
                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on October 1, 2001 was $351,080,296.00. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on the prior day (which was $24.50 per share). For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non-affiliates was computed as 14,329,808 shares. The number of shares of Registrant's Common Stock outstanding as of October 1, 2001 was 16,609,246 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on December 11, 2001, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this Annual Report on Form 10-K. In addition, page 1 and pages 9 through 26 of Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 2001, filed as
Exhibit 13.1 herein, is incorporated by reference in answer to Items 6, 7, 7A and 8 of Part II.

                                    PART I

Item 1.  BUSINESS
         --------

      The Company, incorporated under the laws of Nevada in 1989, is a nationwide independent financial services company with $1.3 billion of assets at July 31, 2001. The Company finances industrial, commercial and professional equipment through installment sales and leasing programs for manufacturers, dealers and end users of such equipment. The Company also makes capital loans to equipment users, secured by the same types of equipment and other collateral. The Company provides its services primarily to middle-market businesses located throughout the nation, generally with annual revenues of up to $25 million, in the general construction, road and infrastructure construction and repair, manufacturing, road transportation and waste disposal industries. The Company focuses on financing a wide range of revenue-producing equipment of major manufacturers that is movable, has an economic life longer than the term of the financing, is not subject to rapid technological obsolescence, has applications in multiple industries and has a relatively broad resale market. Equipment financed by the Company includes air compressors, bulldozers, buses, cement mixers, compactors, crawler cranes, earth-movers, excavators, generators, hydraulic truck cranes, loaders, machine tools, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Virtually all of the Company's finance receivables are secured by a first lien on such equipment collateral. The Company may expand the types of equipment collateral it finances and leases.

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

Marketing
---------
      The Company markets its finance and leasing services through marketing personnel based in more than twenty domestic locations, including six full service operations centers. At July 31, 2001, seventy-nine full-time new business marketing representatives reported directly to such operations centers. The Company originates finance receivables through its relationships with equipment dealers and, to a lesser extent, manufacturers ("vendors").
The Company also markets its financing and leasing services directly to equipment users for the acquisition or use of equipment and for capital loans. The Company's marketing personnel are salaried rather than commission-based and the majority participates in the Company's stock option plans. Thus, the Company believes that its marketing personnel have a close community of interest with the Company and its other stockholders.

      The Company's marketing activities are relationship and service oriented. The Company focuses on providing prompt, responsive and customized service to its customers and business prospects. The Company has a team of dedicated and seasoned marketing and managerial personnel who solicit business from vendors and end users of equipment. The Company's marketing and managerial personnel have, on average, approximately twenty years of experience in the industries they serve. Management believes that the experience, knowledge and relationships of its executives and marketing personnel, related to the Company's customer and prospect base, equipment values, resale markets, and local economic and industry conditions, enable the Company to compete effectively on the basis of prompt, responsive and customized service. The Company's customer services include making prompt credit decisions, arranging financing structures meeting customers' needs and the Company's underwriting criteria, providing direct contact between customers and Company executives with decision-making authority and providing prompt and knowledgeable responses to customers' inquiries and temporary business issues encountered in the ordinary course of their business.

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

Originating, Structuring and Underwriting of Finance Receivables
----------------------------------------------------------------
      The Company originates finance receivables generally ranging from $50,000 to $1.0 million with fixed or variable interest rates and terms of two to five years. The Company's finance receivables generally provide for monthly payments and may include prepayment premium provisions. The average transaction size of finance receivables originated by the Company was $172,000 in fiscal 2001 and 2000 and $166,000 in fiscal 1999.

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

      A vendor seeking to sell a finance receivable to the Company or an equipment user seeking to obtain financing from the Company must submit a credit application. The credit application includes financial and other information of the obligor and any guarantors and a description of the collateral to be pledged or leased and its present or proposed use. The Company's credit personnel analyze the credit application, investigate the credit of the obligor and any guarantors, evaluate the primary collateral to be pledged, investigate financial, trade and industry references and review the obligor's payment history. The Company may also obtain reports from independent credit reporting agencies and conduct lien, UCC, litigation, judgement, bankruptcy and tax searches. If the credit application is approved on terms acceptable to the vendor and/or the obligor, the Company either purchases an installment sale contract or lease from the vendor or enters into a direct finance or lease transaction with the equipment user. The Company funds the transaction upon receiving all required documentation in form and substance satisfactory to the Company and its legal department. Under the Company's documentation, the obligor is responsible for all applicable sales, use and property taxes.

      The Company's operating environment permits its managers flexibility in structuring transactions subject to the Company's credit policy and procedures. The Company has established specific guidelines for credit review and approval, including maximum credit concentrations with any one obligor based on the Company's capital resources and other considerations. The Company's credit policy establishes several credit officer authority levels.
A credit officer's authority level is based on their credit experience, managerial position and tenure with the Company. The maximum amount a credit officer can approve is based on the credit officer's authority level, collateral coverage relative to the Company's potential lending exposure and the extent of any recourse the Company may have to a vendor. Under the Company's current credit policy, any single obligor concentration in excess of $1.5 million requires the approval of two senior credit officers, and in excess of $3.0 million, three senior credit officers. In addition, any single obligor concentration above $4.0 million requires the approval of the Company's President, Executive Vice President or Chief Financial Officer.

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

Collection and Servicing
------------------------
      Customer payments of finance receivables are remitted to lock boxes or the Company's operating headquarters in Houston, TX. Collection efforts for delinquent accounts are performed by collection personnel and managers in the respective operations centers in conjunction with senior management and, if necessary, the Company's legal department. Senior management reviews all past due accounts at least monthly. Decisions regarding collateral repossession, use of an outside source to do so and the sale or other disposition of repossessed collateral are made by the Company's senior management and legal staff in accordance with applicable law.

Competition
-----------
      The Company's business is highly competitive. The Company competes with banks, manufacturer-owned and other finance and leasing companies, and other financial institutions. Some of the Company's competitors may be better positioned than the Company to market their services and financing programs to vendors and end users of equipment because of their ability to offer additional services and products and more favorable rates and terms. Many of these competitors have longer operating histories, possess greater financial and other resources and have a lower cost of funds than the Company, enabling them to provide financing at rates lower than the Company may be willing to provide. The Company typically does not compete solely on the basis of rate. The Company competes by emphasizing a high level of equipment and financial expertise, customer service, flexibility in structuring financing transactions, management involvement in customer relationships and by attracting and retaining the services of dedicated and talented managerial, marketing and administrative personnel. The Company's present strategy for attracting and retaining such personnel is to offer a competitive salary, an equity interest in the Company through participation in its stock option plans and awards of restricted stock, and enhanced career opportunities. At July 31, 2001, approximately 60% of the Company's directors, officers and other employees with at least one year of service participated in the Company's stock option plans and/or own stock in the Company.

Employees
---------
      At July 31, 2001, the Company had 247 employees. All of the Company's employees and officers are salaried. The Company provides its employees with group health and life insurance benefits, a qualified 401(k) plan and Section 125 cafeteria plans. The Company does not match employee contributions to the 401(k) plan. The Company does not have any collective bargaining, employment, pension or incentive compensation arrangements with any of its employees other than deferred compensation agreements, stock option agreements, restricted stock agreements and the 2001 Management Incentive Plan for the Company's Chief Executive Officer containing, without limitation, non-disclosure and non-solicitation provisions. The Company considers its relations with its employees to be satisfactory.

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

Executive Officers
------------------
      Paul R. Sinsheimer, 54, has served as Chairman of the Board and Chief Executive Officer of the Company since December 2000, as President of the Company since September 1998, as an Executive Vice President of the Company from its inception in 1989 to September 1998 and as a director of the Company since its inception in 1989. From 1970 to 1989, Mr. Sinsheimer was employed by Commercial Alliance Corporation, where he served in various positions including Executive Vice President.

      John V. Golio, 40, has served as an Executive Vice President of the Company since October 2001, as a Senior Vice President of the Company from 1997 through October 2001 and as a Vice President of a subsidiary of the Company and a Branch Manager since joining the Company in January 1996. Before joining the Company, Mr. Golio was employed by Commercial Alliance Corporation and its successors in various capacities, including branch operations manager.

      Daniel J. McDonough, 38, has served as an Executive Vice President of the Company since October 2001 and as a Senior Vice President of the Company from 1997 through October 2001. Mr. McDonough held several positions, including Vice President of a subsidiary of the Company, Branch Manager and Operations Manager since joining the Company in 1989. Before joining the Company, Mr. McDonough was employed by Commercial Alliance Corporation and its successor in various capacities, including regional credit manager.

      Michael C. Palitz, 43, has served as an Executive Vice President of the Company since July 1995 and as a director of the Company since July 1996. Mr. Palitz served as a Senior Vice President of the Company from February 1992 to July 1995 and served as a Vice President of the Company from its inception in 1989 to February 1992. Mr. Palitz has also served as Treasurer and Assistant Secretary of the Company since its inception in 1989 and as Chief Financial Officer from 1989 through September 2000. From 1985 to 1989, Mr. Palitz was an Assistant Vice President of Bankers Trust Company and, from 1980 to 1983, he was an Assistant Secretary of Chemical Bank.

      William M. Gallagher, 52, has served as a Senior Vice President of the Company since 1990 and as a Vice President of the Company from its inception in 1989 to 1990. From 1973 to 1989, Mr. Gallagher was employed by Commercial Alliance Corporation, where he held several positions including Vice President and Houston Branch Manager.

      Troy H. Geisser, 40, has served as a Senior Vice President and Secretary of the Company since February 1996. From 1990 to 1996, Mr. Geisser held several positions, including Vice President and Branch Manager. From 1986 to 1990, Mr. Geisser was employed by Commercial Alliance Corporation and its successors, where he held several positions including Northern Division Counsel.

      Steven F. Groth, CFA, 49, has served as a Senior Vice President and Chief Financial Officer since joining the Company in September 2000. Before joining the Company, Mr. Groth was Senior Banker and Managing Director of Specialty Finance and Transportation with Fleet Bank since 1997 and, from 1985 to 1996, he held several positions, including Division Head, with Fleet Bank and its predecessor, NatWest Bank.

      Thomas P. Kehrer, 49, has served as a Senior Vice President of the Company since October 2001 and as the Director of Internal Audit since joining the Company in July 2001. Before joining the Company, Mr. Kehrer was a Senior Vice President of HSBC Bank USA and a member of its transition and integration team for its acquisition of Republic National Bank of New York since 2000, and from 1985 through 1999, Mr. Kehrer was employed by Republic National Bank of New York where he held several positions, including Managing Director of Internal Audit.

      Jeanne McDonald, 49, has served as a Senior Vice President of the Company since 1998, a Vice President of the Company from 1992 to 1998, an Assistant Vice President of the Company from 1990 to 1992 and an Assistant Treasurer of the Company from 1989 to 1990. From 1977 to 1989, Ms. McDonald was employed by Commercial Alliance Corporation in various capacities, including Assistant Treasurer.

      David H. Hamm, CPA, 37, has served as a Vice President of the Company since October 2001 and as Controller and an Assistant Treasurer since joining the Company in 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years with Eisner & Lubin LLP (the Company's former independent auditors) where he was the audit manager of the Company's engagement from 1992 to 1996.

Forward-Looking Statements
--------------------------
      Certain statements in this document may include the words or phrases "can be," "expects," "may affect," "may depend," "believe," "estimate," "intend," "could," and similar words and phrases that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on its behalf is not a guarantee of future performance. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including, without limitation, (i) the ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in the Company's receivables portfolio and the adequacy of the Company's reserves, (iii) changes in market interest rates, (iv) changes in economic, financial, and market conditions, (v) changes in competitive conditions and
(vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Item 2.  PROPERTIES
         ----------

      The Company's executive offices are located at 733 Third Avenue, New York, New York and consist of approximately 5,000 square feet of space. At July 31, 2001, the Company had six full service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Westmont (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina; Atlanta, Georgia and Irvine (Los Angeles), California consisting of approximately 2,000 to 8,500 square feet of space (except the Houston office, the Company's operating headquarters, consists of approximately 15,000 square feet of space) and are occupied pursuant to office leases terminating on various dates through 2007. Management believes that the Company's existing facilities are suitable and adequate for their present and proposed uses and that suitable and adequate facilities should be available on reasonable terms for any additional offices the Company may need to open.


Item 3.  LEGAL PROCEEDINGS
         -----------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2001.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

      The Company's Common Stock is traded on the New York Stock Exchange under the symbol "FIF." The quarterly high and low closing sales prices per share of the Common Stock as reported by the New York Stock Exchange follow:

                                                      Price Range
                                                  -------------------
                                                   High         Low
                                                  ------       ------
Fiscal year 2001
-------------------------------------
First Quarter ended October 31, 2000              $24.19       $18.50
Second Quarter ended January 31, 2001             $27.50       $21.38
Third Quarter ended April 30, 2001                $29.60       $23.60
Fourth Quarter ended July 31, 2001                $28.99       $22.49

Fiscal year 2000
-------------------------------------
First Quarter ended October 31, 1999              $23.69       $18.38
Second Quarter ended January 31, 2000             $22.94       $17.50
Third Quarter ended April 30, 2000                $19.38       $16.50
Fourth Quarter ended July 31, 2000                $21.69       $17.38

      The Company has not paid or declared any cash dividends on its Common Stock and the Company presently has no intention of paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends, if any, will depend upon the Company's earnings, financial condition, capital requirements, cash flow and long-range plans and such other factors as the Board of Directors of the Company may deem relevant.

Number of Record Holders
------------------------
      There were 79 holders of record of the Company's Common Stock at October 1, 2001. This number included several nominees that hold the Company's Common Stock on behalf of numerous other persons and institutions; these other persons and institutions are not included in the above number as their shares are held in "Street Name."

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

     Refer to information under the heading "Financial Highlights" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 2001, which information is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         -----------------------------------------------------------------

     Refer to information under the heading "Management's Discussion and Analysis of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 2001, which information is incorporated herein by reference.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     Refer to information under the heading "Management's Discussion and Analysis of Operations and Financial Condition" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 2001, which information is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

      Refer to information under the headings "Report of Independent Public Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" contained in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 2001, incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

      On October 19, 2000, the Board of Directors, on the recommendation of the Audit Committee, appointed the firm of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending July 31, 2001 and dismissed Eisner & Lubin LLP ("Eisner & Lubin"). Eisner & Lubin's report on the financial statements of the Company for the fiscal years 1999 and 2000 did not contain any adverse opinion or disclaimer of opinion nor was it in any way qualified or modified as to uncertainty, audit scope or accounting principles.

      The decision to change accountants was recommended by management and approved by the Audit Committee of the Board of Directors as well as the full Board.

      During fiscal years 1999 and 2000, and the interim period preceding the dismissal, there have been no disagreements between the Company and Eisner & Lubin on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. The Company has never been advised by Eisner & Lubin that internal controls necessary for the Company to develop reliable financial statements do not exist or that any information has come to the attention of Eisner & Lubin which would have caused it not to be able to rely on management's representations or that has made Eisner & Lubin unwilling to be associated with the financial statements prepared by management. Eisner & Lubin has not advised the Company of any need to significantly expand the scope of its audit or that information has come to their attention that upon further investigation may materially impact on the fairness or reliability of a previously issued audit report or financial statements issued or to be issued or which would cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements.

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

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

      The information required by Item 10 is incorporated by reference from the information in the Registrant's Definitive Proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 11, 2001, except as to biographical information on Executive Officers that is contained in Item 1 of this Annual Report on Form 10-K.


Item 11. EXECUTIVE COMPENSATION
         ----------------------

      The information required by Item 11 is incorporated by reference from the information in the Registrant's Definitive Proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 11, 2001.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

      The information required by Item 12 is incorporated by reference from the information in the Registrant's Definitive Proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 11, 2001.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

      The information required by Item 13 is incorporated by reference from the information in the Registrant's Definitive Proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 11, 2001.


                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

   (a)  1.  Financial Statements
            --------------------

            The following financial statements are filed herewith and incorporated herein by reference from pages 15 through 26 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 2001, as provided in Item 8 hereof:

                - Report of Independent Public Accountants.
                - Consolidated Balance Sheets as at July 31, 2001 and 2000.
                - Consolidated Statements of Stockholders' Equity for the
                  fiscal years ended July 31, 2001, 2000 and 1999.
                - Consolidated Statements of Operations for the fiscal years ended July 31, 2001, 2000 and 1999.
                - Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2001, 2000 and 1999.
                - Notes to Consolidated Financial Statements.

            The report of the Company's predecessor accountants, Eisner & Lubin LLP, set forth below, is hereby filed with and made a part of this Annual Report on Form 10-K.


                         Independent Auditors' Report

To the Board of Directors and Shareholders
Financial Federal Corporation

      We have audited the accompanying consolidated balance sheet of Financial Federal Corporation and Subsidiaries as at July 31, 2000, and the related consolidated statements of stockholders' equity, operations and cash flows for each of the two years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial Federal Corporation and Subsidiaries at July 31, 2000, and their consolidated operating results and their cash flows for each of the two years in the period ended July 31, 2000, in conformity with generally accepted accounting principles.


/s/ Eisner & Lubin LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
August 31, 2000



        2.  Exhibits
            --------

Exhibit
No.        Description of Exhibit
---------  ----------------------

 3.1  (a)  Articles of Incorporation of the Registrant
 3.2  (a)  By-laws of the Registrant
 3.3  (a)  Form of Restated and Amended By-laws of the Registrant
 3.4 (j) Certificate of Amendment of Articles of Incorporation dated December 9, 1998
 3.5  (j)  Restated By-laws of the Registrant as amended through December 30,
           1998
 3.6  (k)  Restated By-laws of the Registrant as amended through March 7, 2000
 4.1 (a) Form of Variable Rate Subordinated Debentures Due September 1, 2000 (a "Debenture") issued by Registrant
 4.6 (e) Form of Note Agreement dated as of April 15, 1996 issued by Financial Federal Credit Inc. ("Credit") to certain institutional note holders
 4.8 (g) Indenture dated January 14, 1998 for Credit's Rule 144A Medium Term Note Program
 4.9 (h) Indenture, dated as of April 15, 1998, between Registrant and First National Bank of Chicago for Registrant's $100 million 4.5% Convertible Subordinated Notes due 2005
 4.10 (h) Registration Rights Agreement, dated as of April 24, 1998, between Registrant and BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation, Piper Jaffray Inc., CIBC Oppenheimer Corporation, Friedman, Billings, Ramsey & Co., Inc., Schroder & Co. Inc., and Wheat, First Securities, Inc. for Registrant's $100 million 4.5% Convertible Subordinated Notes due 2005
 4.11 (h)  Specimen 4.5% Convertible Subordinated Note Due 2005
 4.12 (h)  Specimen Common Stock Certificate
 4.13 (l) Indenture dated September 20, 2000 for Financial Federal Credit Inc.'s $200 million Rule 144A Medium Term Note program
 4.14 (l) Form of Second Amendment of Warrant to purchase Common Stock issued by the Registrant to stockholders in connection with its initial capitalization
 4.15 (l) Form of First Amendment of Warrant to purchase Common Stock issued by the Registrant to certain of its officers
10.2  (a)  Form of Warrant to purchase Common Stock, as amended, issued by the
           Registrant to stockholders in connection with its initial capitalization
10.3  (a)  Form of Warrant to purchase Common Stock issued by the Registrant to certain of its officers

10.8  (a)  Form of Commercial Paper Note issued by the Registrant
10.9  (a)  Form of Commercial Paper Note issued by Credit
10.10 (a)  Stock Option Plan of the Registrant and forms of related stock option agreements
10.14 (b)  Deferred Compensation Agreement dated January 1, 1993 between Credit and Bernard G. Palitz.
10.16 (c)  Deferred Compensation Agreement dated January 1, 1994 between Credit and Bernard G. Palitz.
10.17 (d)  Deferred Compensation Agreement dated January 1, 1995 between Credit and Bernard G. Palitz.
10.21 (f)  Form of Commercial Paper Dealer Agreement of Credit
10.22 (f)  Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor
10.25 (i)  1998 Stock Option Plan of the Registrant
10.26 (k)  Deferred Compensation Agreement dated March 7, 2000 between the
           Registrant and Clarence Y. Palitz, Jr.
10.27 (l)  2001 Management Incentive Plan for the Chief Executive Officer of
           the Registrant
10.28 (l)  Form of Restricted Stock Agreement between the Registrant and its
           Chief Executive Officer
10.29 (l)  Form of Restricted Stock Agreement between the Registrant and certain senior officers
12.1       Computation of Debt-To-Equity Ratio
13.1 2001 Annual Report to Stockholders (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)
16.1  (m)  Letter of Eisner & Lubin LLP regarding change in Registrant's certifying accountants
21.1       Subsidiaries of the Registrant
23.1       Consent of Independent Public Accountants from Arthur Andersen LLP
23.2       Consent of Certified Public Accountants from Eisner & Lubin LLP
---------
(a) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-46662).
(b) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1993.
(c) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1994.
(d) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1995.
(e) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 333-3320).
(f) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended
     July 31, 1996.
(g) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1998.
(h) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-56651).
(i) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Notice of Meeting and Proxy Statement for the fiscal year ended July 31, 1998.
(j) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1999.
(k) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 2000.
(l) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 2001.
(m) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K/A filed on December 11, 2000.


   (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated July 16, 2001 reporting, under Item 5, the announcement of its completion of a $125.0 million asset securitization financing.

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


                                        FINANCIAL FEDERAL CORPORATION
                                        -----------------------------
                                        (Registrant)


                                  By:   /s/  Paul R. Sinsheimer
                                        -----------------------------
                                        Chairman of the Board


                                        October 25, 2001
                                        ----------------
                                        Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Paul R. Sinsheimer                                    October 25, 2001
---------------------------------------------------        ----------------
Chairman of the Board, Chief Executive Officer and           Date
   President


/s/  Lawrence B. Fisher                                    October 25, 2001
---------------------------------------------------        ----------------
Director                                                     Date


/s/  William C. MacMillen, Jr.                             October 25, 2001
---------------------------------------------------        ----------------
Director                                                     Date


/s/  Bernard G. Palitz                                     October 26, 2001
---------------------------------------------------        ----------------
Director                                                     Date


/s/  Thomas F. Robards                                     October 25, 2001
---------------------------------------------------        ----------------
Director                                                     Date


/s/  H. E. Timanus, Jr.                                    October 25, 2001
---------------------------------------------------        ----------------
Director                                                     Date


/s/  Michael C. Palitz                                     October 25, 2001
---------------------------------------------------        ----------------
Executive Vice President, Treasurer, and Director            Date


/s/  Steven F. Groth                                       October 25, 2001
---------------------------------------------------        ----------------
Senior Vice President and Chief Financial Officer            Date
   (Principal Financial Officer)


/s/  David H. Hamm                                         October 25, 2001
---------------------------------------------------        ----------------
Vice President and Controller (Principal Accounting          Date
   Officer)

                                 EXHIBIT INDEX


Exhibit No.   Description of Exhibit                                  Page No.
-----------   ----------------------                                  --------
    3.1       Articles of Incorporation of the Registrant                  *
    3.2       By-laws of the Registrant                                    *
    3.3       Form of Restated and Amended By-laws of the Registrant       *
    3.4       Certificate of Amendment of Articles of Incorporation
              dated December 9, 1998                                       *
    3.5       Restated By-laws of the Registrant as amended through
              December 30, 1998                                            *
    3.6       Restated By-laws of the Registrant as amended through
              March 7, 2000                                                *
    4.1       Form of Variable Rate Subordinated Debentures Due
              September 1, 2000 (a "Debenture") issued by Registrant       *
    4.6       Form of Note Agreement, dated as of April 15, 1996,
              issued by Financial Federal Credit Inc. ("Credit") to
              certain institutional note holders                           *
    4.8       Indenture dated January 14, 1998 for Credit's Rule 144A
              Medium Term Note Program                                     *
    4.9       Indenture, dated as of April 15, 1998, between Registrant
              and First National Bank of Chicago for Registrant's $100
              million 4.5% Convertible Subordinated Notes due 2005         *
    4.10      Registration Rights Agreement, dated as of April 24, 1998, between Registrant and BancAmerica Robertson Stephens,
              Donaldson, Lufkin & Jenrette Securities Corporation, Piper
              Jaffray Inc., CIBC Oppenheimer Corporation, Friedman,
              Billings, Ramsey & Co., Inc., Schroder & Co. Inc., and
              Wheat, First Securities, Inc. for Registrant's $100
              million 4.5% Convertible Subordinated Notes due 2005         *
    4.11      Specimen 4.5% Convertible Subordinated Note Due 2005         *
    4.12      Specimen Common Stock Certificate                            *
    4.13      Indenture dated September 20, 2000 for Financial Federal
              Credit Inc.'s $200 million Rule 144A Medium Term Note
              program                                                      *
    4.14      Form of Second Amendment of Warrant to purchase Common
              Stock issued by the Registrant to stockholders in
              connection with its initial capitalization                   *
    4.15      Form of First Amendment of Warrant to purchase Common
              Stock issued by the Registrant to certain of its officers    *
   10.2       Form of Warrant to purchase Common Stock, as amended,
              issued by the Registrant to stockholders in connection
              with its initial capitalization                              *
   10.3       Form of Warrant to purchase Common Stock issued by the
              Registrant to certain of its officers                        *
   10.8       Form of Commercial Paper Note issued by the Registrant       *
   10.9       Form of Commercial Paper Note issued by Credit               *
   10.10      Stock Option Plan of the Registrant and forms of related
              stock option agreements                                      *
   10.14      Deferred Compensation Agreement dated January 1, 1993
              between Credit and Bernard G. Palitz.                        *
   10.16      Deferred Compensation Agreement dated January 1, 1994
              between Credit and Bernard G. Palitz.                        *
   10.17      Deferred Compensation Agreement dated January 1, 1995
              between Credit and Bernard G. Palitz.                        *
   10.21      Commercial Paper Dealer Agreement, dated April 23, 1996,
              between Credit and BA Securities, Inc.                       *
   10.22      Form of Deferred Compensation Agreement with certain
              officers as filed under the Top Hat Plan with the
              Department of Labor                                          *
   10.25      1998 Stock Option Plan of the Registrant                     *
   10.26      Deferred Compensation Agreement dated March 7, 2000 between
              the Registrant and Clarence Y. Palitz, Jr.                   *
   10.27      2001 Management Incentive Plan for the Chief Executive
              Officer of the Registrant                                    *
   10.28      Form of Restricted Stock Agreement between the Registrant
              and its Chief Executive Officer                              *
   10.29      Form of Restricted Stock Agreement between the Registrant
              and certain senior officers                                  *
   12.1       Computation of Debt-To-Equity Ratio                         13
   13.1       2001 Annual Report to Stockholders (except for the pages
              and information thereof expressly incorporated by
              reference in this Form 10-K, the Annual Report to
              Stockholders is provided solely for the information of
              the Securities and Exchange Commission and is not deemed
              "filed" as part of this Form 10-K)
   16.1       Letter of Eisner & Lubin LLP regarding change in
              Registrant's certifying accountants                          *
   21.1       Subsidiaries of the Registrant                              14
   23.1       Consent of Independent Public Accountants from Arthur
              Andersen LLP                                                15
   23.2       Consent of Certified Public Accountants from Eisner &
              Lubin LLP                                                   16
____________
*Previously filed with the Securities and Exchange Commission as an exhibit.