Form 10-Q
period 2001-10-31
FINANCIAL FEDERAL CORP
filed 2001-12-10
CIK 854711

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended October 31, 2001


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

At December 3, 2001, 16,637,171 shares of Registrant's common stock, $.50 par value, were outstanding.


=============================================================================

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2001


                               TABLE OF CONTENTS




Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheets at October 31, 2001 (unaudited)
            and July 31, 2001 (audited)                                  3

          Consolidated Statements of Income and Retained Earnings
            for the three months ended October 31, 2001 and 2000
            (unaudited)                                                  4

          Consolidated Statements of Cash Flows for the three months
            ended October 31, 2001 and 2000 (unaudited)                  5

          Notes to Consolidated Financial Statements                     6


Item 2    Management's Discussion and Analysis of Operations and
            Financial Condition                                          7-8


Part II - Other Information
--------------------------------------------------------------------

Item 6    Exhibits and Reports on Form 8-K                               8

Signatures                                                               9

                                 FINANCIAL FEDERAL CORPORATION
                                       AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                                    (Dollars in Thousands)


                                                                    October 31,     July 31,
                                                                        2001 *          2001
                                                                    ----------    ----------
ASSETS

Finance receivables                                                 $1,336,828    $1,321,226
Allowance for possible losses                                          (22,235)      (21,938)
                                                                    ----------    ----------
     Finance receivables - net                                       1,314,593     1,299,288
                                                                    ----------    ----------
Cash                                                                    10,065        10,251
Other assets                                                             4,030         4,124
                                                                    ----------    ----------
       TOTAL ASSETS                                                 $1,328,688    $1,313,663
                                                                    ==========    ==========
LIABILITIES

Senior debt:
     Long-term                                                        $628,391      $703,584
     Short-term                                                        309,491       228,014
Subordinated debt                                                       93,485        93,485
Accrued interest, taxes and other liabilities                           52,175        53,082
Deferred income taxes                                                   29,487        29,087
                                                                    ----------    ----------
     Total liabilities                                               1,113,029     1,107,252
                                                                    ----------    ----------
STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued
Common stock - $.50 par value, authorized 100,000,000 shares;
     shares issued and outstanding (net of 136,961 treasury
     shares): 16,637,171 at October 31, 2001 and 16,540,329
     at July 31, 2001                                                    8,319         8,270
Additional paid-in capital                                              63,288        62,921
Retained earnings                                                      144,052       135,220
                                                                    ----------    ----------
     Total stockholders' equity                                        215,659       206,411
                                                                    ----------    ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,328,688    $1,313,663
                                                                    ==========    ==========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                               FINANCIAL FEDERAL CORPORATION
                                     AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME
                                  AND RETAINED EARNINGS *
                      (Dollars in Thousands, Except Per Share Amounts)


Three Months Ended October 31,                                            2001          2000
-----------------------------------------------------                 --------      --------
Finance income                                                         $34,633       $33,093

Interest expense                                                        14,156        16,125
                                                                      --------      --------
     Net finance income before provision for possible
          losses on finance receivables                                 20,477        16,968

Provision for possible losses on finance receivables                     1,025         1,150
                                                                      --------      --------
     Net finance income                                                 19,452        15,818

Salaries and other expenses                                              4,893         3,920
                                                                      --------      --------
     Earnings before income taxes                                       14,559        11,898

Provision for income taxes                                               5,727         4,626
                                                                      --------      --------
          NET EARNINGS                                                   8,832         7,272

Retained earnings - beginning of period                                135,220       106,130
                                                                      --------      --------
          RETAINED EARNINGS - END OF PERIOD                           $144,052      $113,402
                                                                      ========      ========
EARNINGS PER COMMON SHARE:
     Diluted                                                             $0.48         $0.41
                                                                      ========       =======
     Basic                                                               $0.53         $0.49
                                                                      ========       =======

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                               FINANCIAL FEDERAL CORPORATION
                                     AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                  (Dollars in Thousands)


Three Months Ended October 31,                                            2001          2000
-----------------------------------------------------------------     --------      --------
Cash flows from operating activities:
     Net earnings                                                       $8,832        $7,272
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables             1,025         1,150
        Depreciation and amortization                                    2,946         1,941
        Deferred income taxes                                              400         1,200
        Decrease in other assets                                           112            97
        Decrease in accrued interest, taxes and other liabilities         (907)       (6,394)
                                                                      --------      --------
                    Net cash provided by operating activities           12,408         5,266
                                                                      --------      --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                  (182,116)     (172,694)
          Collected                                                    163,019       119,451
     Other                                                                (116)          (49)
                                                                      --------      --------
                    Net cash used in investing activities              (19,213)      (53,292)
                                                                      --------      --------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                              (3,854)      (51,585)
          Maturities greater than 90 days:
               Proceeds                                                 14,243        70,243
               Repayments                                              (18,772)      (17,615)
     Bank borrowings - net proceeds (repayments)                        69,450        19,685
     Proceeds from senior term notes                                        --        38,000
     Repayment of senior term notes                                    (55,000)      (10,000)
     Variable rate senior notes - net proceeds (repayments)                217          (156)
     Proceeds from exercise of stock options                               335            62
     Other                                                                  --            46
                                                                      --------      --------
                    Net cash provided by financing activities            6,619        48,680
                                                                      --------      --------
NET (DECREASE) INCREASE IN CASH                                           (186)          654

Cash - beginning of period                                              10,251         6,068
                                                                      --------      --------
CASH - END OF PERIOD                                                   $10,065        $6,722
                                                                      ========      ========
Supplemental disclosures of cash flow information:
     Interest paid                                                     $13,934       $12,848
                                                                      ========      ========
     Income taxes paid                                                  $1,925        $2,598
                                                                      ========      ========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at October 31, 2001 and the results of operations and cash flows of the Company for the three month periods ended October 31, 2001 and 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the year ended July 31, 2001. The consolidated results of operations for the three month periods ended October 31, 2001 and 2000 are not necessarily indicative of the results for the respective full years.


NOTE 2 - DESCRIPTION OF BUSINESS
The Company is an independent financial services company providing collateralized lending, financing and leasing services nationwide to primarily middle-market commercial enterprises in the general construction, road and infrastructure construction and repair, manufacturing, road transportation and waste disposal industries. The Company lends against, finances and leases a wide range of revenue-producing equipment such as cranes, earth movers, machine tools, personnel lifts, trailers and trucks.


NOTE 3 - EARNINGS PER COMMON SHARE
Earnings per common share was calculated as follows (in thousands, except per share amounts):


  Three months ended October 31,                         2001       2000
  ------------------------------------------------     ------     ------
  Net earnings (used for basic earnings per share)     $8,832     $7,272
  Effect of convertible securities                        733        730
                                                       ------     ------
       Adjusted net earnings (used for diluted
          earnings per share)                          $9,565     $8,002
                                                       ======     ======
  Weighted average common shares outstanding
     (used for basic earnings per share)               16,557     14,963
  Effect of dilutive securities:
     Convertible notes                                  3,024      3,024
     Stock options                                        357        209
     Warrants                                              --      1,391
                                                       ------     ------
       Adjusted weighted average common shares
          and assumed conversions (used for
          diluted earnings per share)                  19,938     19,587
                                                       ======     ======

  Net earnings per common share - Diluted               $0.48      $0.41
                                                       ======     ======
  Net earnings per common share - Basic                 $0.53      $0.49
                                                       ======     ======


NOTE 4 - SENIOR DEBT
At October 31, 2001, the Company had $465.0 million of committed unsecured revolving credit facilities with various banks including $205.0 million that expire after October 31, 2002 and $260.0 million that expire before October 31, 2002. Long-term senior debt of $628.4 million at October 31, 2001 comprised $350.0 million of term notes payable, $124.5 million of borrowings under credit facilities that expire after October 31, 2002, $80.5 million of borrowings under credit facilities that expire before October 31, 2002 that were supported by credit facilities that expire after October 31, 2002 and $73.4 million of the securitization financing.

PART I
Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparison of three months ended October 31, 2001 to three months ended October 31, 2000
------------------------------------------------------------------------------
Finance income increased by 5% to $34.6 million in the first quarter of fiscal 2002 from $33.1 million in the first quarter of fiscal 2001. The increase was primarily due to the 14%, or $163 million, increase in average finance receivables outstanding to $1.330 billion in the first quarter of fiscal 2002 from $1.166 billion in the first quarter of fiscal 2001, partially offset by
(i) lower rates obtained on new receivables and decreases in rates on variable rate finance receivables as a result of the sharp decline in market interest rates since January 2001 and, to a lesser extent, (ii) an increase in non-performing assets in the first quarter of fiscal 2002 from the first quarter of fiscal 2001. Finance receivables booked in the first quarter of fiscal 2002 and fiscal 2001 were $182 million and $173 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, decreased by 12% to $14.2 million in the first quarter of fiscal 2002 from $16.1 million in the first quarter of fiscal 2001. The decrease was primarily due to decreases in the cost of the Company's short-term and variable rate debt as a result of significantly lower average market interest rates in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, partially offset by the 13% increase in average debt outstanding in the first quarter of fiscal 2002 from the first quarter of fiscal 2001.

Net finance income before provision for possible losses on finance receivables increased by 21% to $20.5 million in the first quarter of fiscal 2002 from $17.0 million in the first quarter of fiscal 2001. Net finance income before provision for possible losses expressed as an annualized percentage of average finance receivables outstanding (net interest margin) increased to 6.1% in the first quarter of fiscal 2002 from 5.8% in the first quarter of fiscal 2001. The increase was primarily due to the decline in market interest rates since January 2001.

The provision for possible losses on finance receivables decreased by 11% to $1.0 million in the first quarter of fiscal 2002 from $1.2 million in the first quarter of fiscal 2001. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $22.2 million, or 1.66% of finance receivables at October 31, 2001, compared to $21.9 million, or 1.66% of finance receivables, at July 31, 2001 and $19.9 million, or 1.67% of finance receivables, at October 31, 2000. The allowance is periodically reviewed by the Company's management and is estimated based on total finance receivables, net credit losses incurred and management's current assessments of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. An increase in the level of the allowance may be necessary based on unexpected changes in these factors.

Net credit losses (write-downs of finance receivables less subsequent recoveries) were $728,000 and $346,000 in the first quarter of fiscal 2002 and 2001, respectively. Net credit losses expressed as an annualized percentage of average finance receivables outstanding (loss ratio) were 0.22% and 0.12% in the first quarter of fiscal 2002 and 2001, respectively. Non-performing assets were $41.8 million, or 3.1% of total finance receivables, at October 31, 2001, compared to $34.4 million, or 2.6% of total finance receivables, at July 31, 2001 and $18.9 million, or 1.6% of total finance receivables, at October 31, 2000. Delinquent finance receivables (transactions with a contractual payment more than 60 days past due) were $34.4 million, or 2.6% of total finance receivables, at October 31, 2001, compared to $24.8 million, or 1.9% of total finance receivables, at July 31, 2001 and $19.9 million, or 1.7% of total finance receivables, at October 31, 2000. Although the Company's non-performing assets, delinquent finance receivables and net credit losses have increased, and could continue to increase, their current and expected levels are below historical and current industry standards.

Salaries and other expenses increased by 25% to $4.9 million in the first quarter of fiscal 2002 from $3.9 million in the first quarter of fiscal 2001. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and, to a lesser extent, additional costs incurred relating to the increased number of problem accounts in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001.

Net earnings increased by 21% to $8.8 million in the first quarter of fiscal 2002 from $7.3 million in the first quarter of fiscal 2001. Diluted earnings per share increased by 17% to $0.48 per share in the first quarter of fiscal 2002 from $0.41 per share in the first quarter of fiscal 2001 and basic earnings per share increased by 8% to $0.53 per share in the first quarter of fiscal 2002 from $0.49 per share in the first quarter of fiscal 2001. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect that the convertible notes have on the diluted earnings per share calculation and the 26% increase in the average price of the Company's common stock in the first quarter of fiscal 2002 from the first quarter of fiscal 2001. The increase in basic earnings per share was lower than the increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of the Company's 1.6 million warrants in the second quarter of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the continued availability of funds to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including operating cash flow, dealer placed and directly issued commercial paper, borrowings under committed unsecured revolving credit facilities, private and public issuances of term debt, conduit and term securitizations of its finance receivables and sales of common and preferred equity. Management believes, but cannot assure, that the Company has available sufficient liquidity to support its future operations.

The Company issues investment grade commercial paper directly and through a $350.0 million program with recognized dealers. Commercial paper outstanding at October 31, 2001 was $135.4 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At October 31, 2001, the Company had $465.0 million of committed unsecured revolving credit facilities with various banks including $205.0 million that expire after one year and $260.0 million that expire within one year. At October 31, 2001, the Company had $124.5 million of borrowings outstanding under credit facilities expiring after one year and $89.0 million of borrowings outstanding under credit facilities expiring within one year.

In September 2001, the Company repaid $55.0 million of term debt at maturity with the proceeds from additional borrowings under bank credit facilities.


FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases "can be," "expects," "may affect," "may depend," "believe," "estimate," "intend," "could," and similar words and phrases that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on its behalf is not a guarantee of future performance. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including, without limitation, (i) the ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in the Company's receivables portfolio and the adequacy of the Company's reserves,
(iii) changes in market interest rates, (iv) changes in economic, financial, and market conditions, (v) changes in competitive conditions and (vi) the loss of key executives or other personnel. Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


PART II
Item 6


                       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  None

     (b) Reports on Form 8-K:  None

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



                                         FINANCIAL FEDERAL CORPORATION
                                         -----------------------------
                                         (Registrant)



                                         By:   /s/ Steven F. Groth
                                               -----------------------------
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


                                         By:   /s/ David H. Hamm
                                               -----------------------------
                                               Vice President and Controller
                                               (Principal Accounting Officer)



December 10, 2001
-----------------
(Date)