Form 10-Q
period 2002-01-31
FINANCIAL FEDERAL CORP
filed 2002-03-13
CIK 854711

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended January 31, 2002


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

At March 4, 2002, 16,712,663 shares of Registrant's common stock, $.50 par value, were outstanding.

=============================================================================

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2002


                               TABLE OF CONTENTS




Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheets at January 31, 2002 (unaudited)
            and July 31, 2001 (audited)                                  3

          Consolidated Statements of Income and Retained Earnings
            for the three and six months ended January 31, 2002 and
            2001 (unaudited)                                             4

          Consolidated Statements of Cash Flows for the six months
            ended January 31, 2002 and 2001 (unaudited)                  5

          Notes to Consolidated Financial Statements                     6-7


Item 2    Management's Discussion and Analysis of Operations and
            Financial Condition                                          7-9


Part II - Other Information
--------------------------------------------------------------------

Item 4    Submission of Matters to a Vote of Security Holders           10

Item 6    Exhibits and Reports on Form 8-K                              10

Signatures                                                              11

                                     FINANCIAL FEDERAL CORPORATION
                                           AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                        (Dollars in Thousands)



                                                                               January 31,    July 31,
                                                                                   2002 *         2001
                                                                               ----------   ----------
ASSETS

Finance receivables                                                            $1,384,285   $1,321,226
Allowance for possible losses                                                     (23,023)     (21,938)
                                                                               ----------   ----------
     Finance receivables - net                                                  1,361,262    1,299,288

Cash                                                                                7,120       10,251
Other assets                                                                        3,824        4,124
                                                                               ----------   ----------
       TOTAL ASSETS                                                            $1,372,206   $1,313,663
                                                                               ==========   ==========

LIABILITIES

Senior debt:
     Long-term                                                                   $641,674     $703,584
     Short-term                                                                   326,990      228,014
Subordinated debt                                                                  93,485       93,485
Accrued interest, taxes and other liabilities                                      54,052       53,082
Deferred income taxes                                                              29,887       29,087
                                                                               ----------   ----------
     Total liabilities                                                          1,146,088    1,107,252
                                                                               ----------   ----------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued
Common stock - $.50 par value, authorized 100,000,000 shares; shares issued and outstanding (net of 136,961 treasury shares): 16,700,112
     at January 31, 2002 and 16,540,329 at July 31, 2001                            8,350        8,270
Additional paid-in capital                                                         64,494       62,921
Retained earnings                                                                 153,274      135,220
                                                                               ----------   ----------
     Total stockholders' equity                                                   226,118      206,411
                                                                               ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,372,206   $1,313,663
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

                                     FINANCIAL FEDERAL CORPORATION
                                           AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                        AND RETAINED EARNINGS *
                            (Dollars in Thousands, Except Per Share Amounts)



                                                          Three months ended          Six months ended
                                                                 January 31,               Janaury 31,
                                                       ---------------------     ---------------------
                                                           2002         2001         2002         2001
                                                       --------     --------     --------     --------
Finance income                                          $34,589      $34,760      $69,222      $67,853

Interest expense                                         12,477       16,970       26,633       33,095
                                                       --------     --------     --------     --------
     Net finance income before provision for possible
          losses on finance receivables                  22,112       17,790       42,589       34,758

Provision for possible losses on finance receivables      1,600        1,100        2,625        2,250
                                                       --------     --------     --------     --------
     Net finance income                                  20,512       16,690       39,964       32,508

Salaries and other expenses                               5,302        4,044       10,195        7,964
                                                       --------     --------     --------     --------
     Earnings before income taxes                        15,210       12,646       29,769       24,544

Provision for income taxes                                5,988        4,916       11,715        9,542
                                                       --------     --------     --------     --------
          NET EARNINGS                                    9,222        7,730       18,054       15,002

Retained earnings - beginning of period                 144,052      113,402      135,220      106,130
Acquisition of treasury shares                              --        (2,526)         --        (2,526)
                                                       --------     --------     --------     --------
          RETAINED EARNINGS - END OF PERIOD            $153,274     $118,606     $153,274     $118,606
                                                       ========     ========     ========     ========

EARNINGS PER COMMON SHARE:
     Diluted                                              $0.50        $0.43        $0.98        $0.84
                                                          =====        =====        =====        =====
     Basic                                                $0.56        $0.49        $1.09        $0.98
                                                          =====        =====        =====        =====

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                                     FINANCIAL FEDERAL CORPORATION
                                           AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                        (Dollars in Thousands)



Six Months Ended January 31,                                                         2002         2001
----------------------------------------------------------------------------     --------     --------
Cash flows from operating activities:
     Net earnings                                                                 $18,054      $15,002
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables                        2,625        2,250
        Depreciation and amortization                                               6,313        4,176
        Deferred income taxes                                                         800        2,400
        Decrease in other assets                                                      296           60
        Increase (decrease) in accrued interest, taxes and other liabilities          970      (11,437)
                                                                                 --------     --------
                    Net cash provided by operating activities                      29,058       12,451
                                                                                 --------     --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                             (396,776)    (343,777)
          Collected                                                               326,348      241,705
     Other                                                                           (201)        (208)
                                                                                 --------     --------
                    Net cash used in investing activities                         (70,629)    (102,280)
                                                                                 --------     --------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                                          3,713     (232,216)
          Maturities greater than 90 days:
               Proceeds                                                            17,799      108,430
               Repayments                                                         (38,526)     (82,195)
     Bank borrowings - net proceeds                                                 3,740      267,110
     Proceeds from asset securitization financing                                 100,000          --
     Proceeds from senior term notes                                                5,000       63,000
     Repayments of senior term notes                                              (55,000)     (35,000)
     Variable rate senior notes - net proceeds (repayments)                           340         (425)
     Proceeds from exercise of stock options                                        1,262          219
     Proceeds from exercise of warrants                                               --         1,114
     Other                                                                            112           47
                                                                                 --------     --------
                    Net cash provided by financing activities                      38,440       90,084
                                                                                 --------     --------
NET (DECREASE) INCREASE IN CASH                                                    (3,131)         255

Cash - beginning of period                                                         10,251        6,068
                                                                                 --------     --------
CASH - END OF PERIOD                                                               $7,120       $6,323
                                                                                 ========     ========
Supplemental disclosures of cash flow information:
     Interest paid                                                                $28,570      $30,973
                                                                                 ========     ========
     Income taxes paid                                                            $11,711       $9,510
                                                                                 ========     ========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at January 31, 2002 and the results of operations and cash flows of the Company for the three and six month periods ended January 31, 2002 and 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001. The consolidated results of operations for the three and six month periods ended January 31, 2002 and 2001 are not necessarily indicative of the results for the respective full years.


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


NOTE 3 - EARNINGS PER COMMON SHARE
Earnings per common share was calculated as follows (in thousands, except per share amounts):


                                                      Three months ended         Six months ended
                                                             January 31,              January 31,
                                                       -----------------      -------------------
                                                         2002       2001         2002        2001
                                                       ------     ------      -------     -------
  Net earnings (used for basic earnings per share)     $9,222     $7,730      $18,054     $15,002
  Effect of convertible securities                        725        722        1,458       1,452
                                                       ------     ------      -------     -------
  Adjusted net earnings (used for diluted earnings
     per share)                                        $9,947     $8,452      $19,512     $16,454
                                                       ======     ======      =======     =======
  Weighted average common shares outstanding
     (used for basic earnings per share)               16,601     15,656       16,579      15,309

  Effect of dilutive securities:
     Convertible notes                                  3,024      3,024        3,024       3,024
     Stock options and restricted stock                   413        301          385         255
     Warrants                                              --        760           --       1,076
                                                       ------     ------      -------     -------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               20,038     19,741       19,988      19,664
                                                       ======     ======      =======     =======

  Net earnings per common share - Diluted               $0.50      $0.43        $0.98       $0.84
                                                        =====      =====        =====       =====
  Net earnings per common share - Basic                 $0.56      $0.49        $1.09       $0.98
                                                        =====      =====        =====       =====


NOTE 4 - SENIOR DEBT
At January 31, 2002, the Company had $400.0 million of committed unsecured revolving credit facilities with various banks including $195.0 million that expire after January 31, 2003 and $205.0 million that expire before January 31, 2003. Long-term senior debt of $641.7 million at January 31, 2002 comprised $315.0 million of term notes payable, $84.8 million of borrowings under credit facilities that expire after January 31, 2003, $63.0 million of borrowings under credit facilities that expire before January 31, 2003 and $47.2 million of commercial paper that were supported by credit facilities that expire after January 31, 2003 and $131.7 million of the asset securitization financings.

In December 2001, the Company completed its second asset securitization financing transaction obtaining proceeds of $100.0 million. At January 31, 2002, the Company had $225.0 million of asset securitization financings accounted for as secured borrowings in the accompanying Consolidated Balance Sheet. The terms of both of the Company's securitizations provide for committed revolving financing for a one year term that, if not renewed, can be converted into term debt at the Company's option. At January 31, 2002, finance receivables in the accompanying Consolidated Balance Sheet included $254.7 million of securitized receivables.


PART I

Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparison of three months ended January 31, 2002 to three months ended January 31, 2001
------------------------------------------------------------------------------
Finance income decreased by less than 1% to $34.6 million in the second quarter of fiscal 2002 from $34.8 million in the second quarter of fiscal 2001. The decrease was primarily due to (i) lower rates obtained on new finance receivables and decreases in rates on variable rate finance receivables as a result of the sharp decline in market interest rates since January 2001 and, to a lesser extent, (ii) an increase in non-performing assets in the second quarter of fiscal 2002 from the second quarter of fiscal 2001, offset by the 12%, or $149 million, increase in average finance receivables outstanding to $1.362 billion in the second quarter of fiscal 2002 from $1.214 billion in the second quarter of fiscal 2001. Finance receivables booked in the second quarter of fiscal 2002 and fiscal 2001 were $215 million and $171 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, decreased by 26% to $12.5 million in the second quarter of fiscal 2002 from $17.0 million in the second quarter of fiscal 2001. The decrease was primarily due to decreases in the cost of the Company's short-term and variable rate debt as a result of significantly lower average market interest rates in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001, partially offset by the 10% increase in average debt outstanding in the second quarter of fiscal 2002 from the second quarter of fiscal 2001.

Net finance income before provision for possible losses on finance receivables increased by 24% to $22.1 million in the second quarter of fiscal 2002 from $17.8 million in the second quarter of fiscal 2001. Net finance income before provision for possible losses expressed as an annualized percentage of average finance receivables outstanding ("net interest margin") increased to 6.4% in the second quarter of fiscal 2002 from 5.8% in the second quarter of fiscal 2001. The increase was primarily due to the decline in market interest rates since January 2001.

The provision for possible losses on finance receivables increased by 45% to $1.6 million in the second quarter of fiscal 2002 from $1.1 million in the second quarter of fiscal 2001. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $23.0 million, or 1.66% of finance receivables at January 31, 2002, compared to $21.9 million, or 1.66% of finance receivables, at July 31, 2001 and $20.5 million, or 1.66% of finance receivables, at January 31, 2001. The allowance is periodically reviewed by the Company's management and is estimated based on total finance receivables, net credit losses incurred and management's current assessments of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. An increase in the level of the allowance may be necessary based on unexpected changes in these factors.

Net credit losses (write-downs of finance receivables less subsequent recoveries) were $812,000 and $490,000 in the second quarter of fiscal 2002 and 2001, respectively. Net credit losses expressed as an annualized percentage of average finance receivables outstanding ("loss ratio") were 0.24% and 0.16% in the second quarter of fiscal 2002 and 2001, respectively. Non-performing assets (includes finance receivables classified as non-accrual and assets received to satisfy finance receivables) were $46.3 million, or 3.3% of total finance receivables, at January 31, 2002, compared to $34.4 million, or 2.6% of total finance receivables, at July 31, 2001 and $23.7 million, or 1.9% of total finance receivables, at January 31, 2001. Delinquent finance receivables (transactions with a contractual payment more than 60 days past due) were $41.8 million, or 3.0% of total finance receivables, at January 31, 2002, compared to $24.8 million, or 1.9% of total finance receivables, at July 31, 2001 and $23.4 million, or 1.9% of total finance receivables, at January 31, 2001. Although the Company's non-performing assets, delinquent finance receivables and net credit losses have increased, and could continue to increase, their current and expected levels are below historical and current industry standards.

Salaries and other expenses increased by 31% to $5.3 million in the second quarter of fiscal 2002 from $4.0 million in the second quarter of fiscal 2001. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and additional costs incurred relating to the increased number of problem accounts in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001.

Net earnings increased by 19% to $9.2 million in the second quarter of fiscal 2002 from $7.7 million in the second quarter of fiscal 2001. Diluted earnings per share increased by 16% to $0.50 per share in the second quarter of fiscal 2002 from $0.43 per share in the second quarter of fiscal 2001 and basic earnings per share increased by 14% to $0.56 per share in the second quarter of fiscal 2002 from $0.49 per share in the second quarter of fiscal 2001. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect that the convertible notes had on the diluted earnings per share calculation and the 17% increase in the average price of the Company's common stock in the second quarter of fiscal 2002 from the second quarter of fiscal 2001. The increase in basic earnings per share was lower than the increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of the Company's 1.6 million warrants in the second quarter of fiscal 2001.


Comparison of six months ended January 31, 2002 to six months ended January 31, 2001
------------------------------------------------------------------------------
Finance income increased by 2% to $69.2 million in the first half of fiscal 2002 from $67.9 million in the first half of fiscal 2001. The increase was primarily due to the 13%, or $156 million, increase in average finance receivables outstanding to $1.346 billion in the first half of fiscal 2002 from $1.190 billion in the first half of fiscal 2001 offset by (i) lower rates obtained on new finance receivables and decreases in rates on variable rate finance receivables as a result of the sharp decline in market interest rates since January 2001 and, to a lesser extent, (ii) an increase in non-performing assets in the first half of fiscal 2002 from the first half of fiscal 2001. Finance receivables booked in the first half of fiscal 2002 and fiscal 2001 were $397 million and $344 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, decreased by 20% to $26.6 million in the first half of fiscal 2002 from $33.1 million in the first half of fiscal 2001. The decrease was primarily due to decreases in the cost of the Company's short-term and variable rate debt as a result of significantly lower average market interest rates in the first half of fiscal 2002 as compared to the first half of fiscal 2001, partially offset by the 12% increase in average debt outstanding in the first half of fiscal 2002 from the first half of fiscal 2001.

Net finance income before provision for possible losses on finance receivables increased by 23% to $42.6 million in the first half of fiscal 2002 from $34.8 million in the first half of fiscal 2001. The net interest margin was 6.3% in the first half of fiscal 2002 compared to 5.8% in the first half of fiscal 2001. The increase was primarily due to the decline in market interest rates since January 2001.

The provision for possible losses on finance receivables increased by 17% to $2.6 million in the first half of fiscal 2002 from $2.3 million in the first half of fiscal 2001. Net credit losses were $1.5 million and $836,000 in the first half of fiscal 2002 and 2001, respectively. The loss ratio was 0.23% and 0.14% in the first half of fiscal 2002 and 2001, respectively.

Salaries and other expenses increased by 28% to $10.2 million in the first half of fiscal 2002 from $8.0 million in the first half of fiscal 2001. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and additional costs incurred relating to the increased number of problem accounts in the first half of fiscal 2002 as compared to the first half of fiscal 2001.

Net earnings increased by 20% to $18.1 million in the first half of fiscal 2002 from $15.0 million in the first half of fiscal 2001. Diluted earnings per share increased by 17% to $0.98 per share in the first half of fiscal 2002 from $0.84 per share in the first half of fiscal 2001 and basic earnings per share increased by 11% to $1.09 per share in the first half of fiscal 2002 from $0.98 per share in the first half of fiscal 2001. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect that the convertible notes had on the diluted earnings per share calculation and the 21% increase in the average price of the Company's common stock in the first half of fiscal 2002 from the first half of fiscal 2001. The increase in basic earnings per share was lower than the increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of the Company's 1.6 million warrants in the second quarter of fiscal 2001.


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

The Company issues investment grade commercial paper directly and through a $350.0 million program with recognized dealers. Commercial paper outstanding at January 31, 2002 was $126.8 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At January 31, 2002, the Company had $400.0 million of committed unsecured revolving credit facilities with various banks including $195.0 million that expire after one year and $205.0 million that expire within one year. At January 31, 2002, the Company had $84.8 million of borrowings outstanding under credit facilities expiring after one year and $63.0 million of borrowings outstanding under credit facilities expiring within one year.

In December 2001, the Company completed its second asset securitization financing transaction obtaining proceeds of $100.0 million. The Company used the proceeds to repay borrowings under bank credit facilities. At January 31, 2002, the Company had $225.0 million of asset securitization financings accounted for as secured borrowings in the accompanying Consolidated Balance Sheet. The terms of both of the Company's securitizations provide for committed revolving financing for a one year term that, if not renewed, can be converted into term debt at the Company's option.

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

PART II

Item 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting of Stockholders held on December 11, 2001, the following matters were voted upon:

The following nominees were elected to the Board of Directors:

                                           Number of Votes
      Nominee                              For    Withheld
      -------------------------     ----------   ---------
      Lawrence B. Fisher            13,186,608     396,034
      William C. MacMillen, Jr.     13,317,831     264,811
      Michael C. Palitz             11,593,386   1,989,256
      Thomas F. Robards             13,318,806     263,836
      Paul R. Sinsheimer            11,799,051   1,783,591
      H. E. Timanus, Jr.            13,318,806     263,836
      Steven D. Weinroth            13,317,281     265,361

The appointment of Arthur Andersen LLP as the independent public accounting firm to audit the Company's financial statements for the fiscal year ending July 31, 2002 was ratified by a vote of 13,467,857 shares for, 110,725 shares against and 4,060 shares abstained.

The Management Incentive Plan, adopted by the Board of Directors on February 27, 2001, was approved by a vote of 10,970,535 shares for, 2,592,313 shares against and 19,794 shares abstained.


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



March 13, 2002
-----------------
(Date)