Form 10-Q
period 2002-04-30
FINANCIAL FEDERAL CORP
filed 2002-06-13
CIK 854711

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended April 30, 2002


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

At June 3, 2002, 16,769,774 shares of Registrant's common stock, $.50 par value, were outstanding.

=============================================================================

                         FINANCIAL FEDERAL CORPORATION
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                     for the quarter ended April 30, 2002


                               TABLE OF CONTENTS




Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheets at April 30, 2002 (unaudited)
            and July 31, 2001 (audited)                                  3

          Consolidated Statements of Income and Retained Earnings
            for the three and nine months ended April 30, 2002 and
            2001 (unaudited)                                             4

          Consolidated Statements of Cash Flows for the nine months
            ended April 30, 2002 and 2001 (unaudited)                    5

          Notes to Consolidated Financial Statements                     6-7


Item 2    Management's Discussion and Analysis of Operations and
            Financial Condition                                          7-10


Part II - Other Information
--------------------------------------------------------------------

Item 6    Exhibits and Reports on Form 8-K                              10

Signatures                                                              11







Effective June 6 2002, the Board of Directors of Financial Federal Corporation ("the Company") dismissed Arthur Andersen LLP ("Andersen") as the Company's independent auditors and appointed KPMG LLP as the Company's new independent auditors. The financial statements included in Item 1 herein have been reviewed by Andersen. Historically, it had not been the practice of the Company to obtain or Andersen to issue accountants' review reports in connection with such reviews. Accordingly, an accountants' review report was not issued at the time of completion of the aforementioned review. The audit team that performed the review is no longer employed by Andersen and, therefore, it is not possible for the Company to obtain such report.

                                     FINANCIAL FEDERAL CORPORATION
                                           AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                        (Dollars in Thousands)

                                                                                April 30,     July 31,
                                                                                   2002 *         2001
                                                                               ----------   ----------
ASSETS

Finance receivables                                                            $1,421,171   $1,321,226
Allowance for possible losses                                                     (23,582)     (21,938)
                                                                               ----------   ----------
     Finance receivables - net                                                  1,397,589    1,299,288

Cash                                                                                9,183       10,251
Other assets                                                                        3,978        4,124
                                                                               ----------   ----------
       TOTAL ASSETS                                                            $1,410,750   $1,313,663
                                                                               ==========   ==========
LIABILITIES

Senior debt:
     Long-term                                                                   $602,879     $703,584
     Short-term                                                                   399,266      228,014
Subordinated debt                                                                  93,478       93,485
Accrued interest, taxes and other liabilities                                      48,360       53,082
Deferred income taxes                                                              29,887       29,087
                                                                               ----------   ----------
     Total liabilities                                                          1,173,870    1,107,252
                                                                               ----------   ----------
STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued
Common stock - $.50 par value, authorized 100,000,000 shares; shares issued and outstanding (net of 136,961 treasury shares): 16,757,174 at
     April 30, 2002 and 16,540,329 at July 31, 2001                                 8,379        8,270
Additional paid-in capital                                                         65,821       62,921
Retained earnings                                                                 162,680      135,220
                                                                               ----------   ----------
     Total stockholders' equity                                                   236,880      206,411
                                                                               ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,410,750   $1,313,663
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

                                     FINANCIAL FEDERAL CORPORATION
                                           AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                        AND RETAINED EARNINGS *
                            (Dollars in Thousands, Except Per Share Amounts)

                                                          Three Months Ended         Nine Months Ended
                                                                   April 30,                 April 30,
                                                       ---------------------     ---------------------
                                                           2002         2001         2002         2001
                                                       --------     --------     --------     --------
Finance income                                          $34,188      $34,825     $103,410     $102,678

Interest expense                                         11,852       15,886       38,485       48,981
                                                       --------     --------     --------     --------
     Net finance income before provision for possible
          losses on finance receivables                  22,336       18,939       64,925       53,697

Provision for possible losses on finance receivables      1,400        1,300        4,025        3,550
                                                       --------     --------     --------     --------
     Net finance income                                  20,936       17,639       60,900       50,147

Salaries and other expenses                               5,414        4,517       15,609       12,481
                                                       --------     --------     --------     --------
     Earnings before income taxes                        15,522       13,122       45,291       37,666

Provision for income taxes                                6,116        5,112       17,831       14,654
                                                       --------     --------     --------     --------
          NET EARNINGS                                    9,406        8,010       27,460       23,012

Retained earnings - beginning of period                 153,274      118,606      135,220      106,130
Acquisition of treasury shares                             --           --           --         (2,526)
                                                       --------     --------     --------     --------
          RETAINED EARNINGS - END OF PERIOD            $162,680     $126,616     $162,680     $126,616
                                                       ========     ========     ========     ========
EARNINGS PER COMMON SHARE:
     Diluted                                              $0.50        $0.44        $1.48        $1.28
                                                          =====        =====        =====        =====
     Basic                                                $0.56        $0.49        $1.65        $1.47
                                                          =====        =====        =====        =====

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                                     FINANCIAL FEDERAL CORPORATION
                                           AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                        (Dollars in Thousands)


Nine Months Ended April 30,                                                          2002         2001
-------------------------------------------------------------------              --------     --------
Cash flows from operating activities:
     Net earnings                                                                 $27,460      $23,012
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables                        4,025        3,550
        Depreciation and amortization                                               9,854        6,680
        Deferred income taxes                                                         800        2,900
        Decrease (increase) in other assets                                           145          (61)
        Decrease in accrued interest, taxes and other liabilities                  (4,722)      (5,824)
                                                                                 --------     --------
                    Net cash provided by operating activities                      37,562       30,257
                                                                                 --------     --------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                             (604,587)    (533,454)
          Collected                                                               493,517      383,578
     Other                                                                           (323)        (410)
                                                                                 --------     --------
                    Net cash used in investing activities                        (111,393)    (150,286)
                                                                                 --------     --------
Cash flows from financing activities:
     Commercial paper:
          Maturities 90 days or less (net)                                         61,402     (195,846)
          Maturities greater than 90 days:
               Proceeds                                                            43,712      123,014
               Repayments                                                         (43,232)    (118,462)
     Bank borrowings - net proceeds (repayments)                                  (38,060)     222,400
     Proceeds from asset securitization financing                                 100,000         --
     Proceeds from senior term notes                                                5,000      128,000
     Repayments of senior term notes                                              (55,000)     (35,000)
     Variable rate senior notes - net repayments                                   (3,275)      (1,146)
     Proceeds from exercise of stock options                                        2,079          381
     Proceeds from exercise of warrants                                              --          1,114
     Other                                                                            137          114
                                                                                 --------     --------
                    Net cash provided by financing activities                      72,763      124,569
                                                                                 --------     --------
NET (DECREASE) INCREASE IN CASH                                                    (1,068)       4,540

Cash - beginning of period                                                         10,251        6,068
                                                                                 --------     --------
CASH - END OF PERIOD                                                               $9,183      $10,608
                                                                                 ========     ========
Supplemental disclosures of cash flow information:
     Interest paid                                                                $38,882      $44,460
                                                                                 ========     ========
     Income taxes paid                                                            $16,604      $14,784
                                                                                 ========     ========

    *  Unaudited

    The notes to consolidated financial statements are made a part hereof.

                        FINANCIAL FEDERAL CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at April 30, 2002 and the results of operations and cash flows of the Company for the three and nine month periods ended April 30, 2002 and 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001. The consolidated results of operations for the three and nine month periods ended April 30, 2002 and 2001 are not necessarily indicative of the results for the respective full years.


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


NOTE 3 - EARNINGS PER COMMON SHARE
Earnings per common share was calculated as follows (in thousands, except per share amounts):


                                                      Three months ended        Nine months ended
                                                               April 30,                April 30,
                                                      ------------------      -------------------
                                                         2002       2001         2002        2001
                                                      -------     ------      -------     -------
  Net earnings (used for basic earnings per share)     $9,406     $8,010      $27,460     $23,012
  Effect of convertible securities                        710        707        2,168       2,160
                                                      -------     ------      -------     -------
  Adjusted net earnings (used for diluted earnings
     per share)                                       $10,116     $8,717      $29,628     $25,172
                                                      =======     ======      =======     =======
  Weighted average common shares outstanding
     (used for basic earnings per share)               16,674     16,466       16,610      15,686

  Effect of dilutive securities:
     Convertible notes                                  3,024      3,024        3,024       3,024
     Stock options and restricted stock                   489        333          419         281
     Warrants                                              --         --           --         725
                                                      -------     ------      -------     -------
  Adjusted weighted average common shares and
     assumed conversions (used for diluted
     earnings per share)                               20,187     19,823       20,053      19,716
                                                      =======     ======      =======     =======

  Net earnings per common share - Diluted               $0.50      $0.44        $1.48       $1.28
                                                        =====      =====        =====       =====
  Net earnings per common share - Basic                 $0.56      $0.49        $1.65       $1.47
                                                        =====      =====        =====       =====


NOTE 4 - SENIOR DEBT
At April 30, 2002, the Company had $370.0 million of committed unsecured revolving credit facilities with various banks including $195.0 million that expire after April 30, 2003 and $175.0 million that expire before April 30, 2003. Long-term senior debt of $602.9 million at April 30, 2002 comprised $280.0 million of term notes payable, $78.0 million of borrowings under credit facilities that expire after April 30, 2003, $28.0 million of borrowings under credit facilities that expire before April 30, 2003 and $89.0 million of commercial paper that were supported by credit facilities that expire after April 30, 2003 and $127.9 million of the asset securitization financings.

In December 2001, the Company completed its second asset securitization financing transaction obtaining proceeds of $100.0 million. At April 30, 2002, the Company had $225.0 million of asset securitization financings accounted for as secured borrowings that were included in senior debt in the accompanying Consolidated Balance Sheet. The terms of both of the Company's securitizations provide for committed revolving financing for a one year term that, if not renewed prior to the current expiration date in December 2002, can be converted into term debt at the Company's option. At April 30, 2002, finance receivables in the accompanying Consolidated Balance Sheet included $258.8 million of securitized receivables.


NOTE 5 - STOCKHOLDERS' EQUITY
In March 2002, the Company awarded 545,000 shares of restricted stock to certain of its senior officers. The shares vest ratably over eight years from the date granted.


PART I

Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Comparison of three months ended April 30, 2002 to three months ended April
30 2001
------------------------------------------------------------------------------
Finance income decreased by 2% to $34.2 million in the third quarter of fiscal 2002 from $34.8 million in the third quarter of fiscal 2001. The decrease was primarily due to the decrease in the net yield of the Company's finance receivables as a result of the sharp decline in market interest rates since May 2001 and, to a lesser extent, an increase in the level of non-performing assets in the third quarter of fiscal 2002 from the third quarter of fiscal 2001, offset by the 11%, or $144 million, increase in average finance receivables outstanding to $1.407 billion in the third quarter of fiscal 2002 from $1.263 billion in the third quarter of fiscal 2001. Finance receivables booked in the third quarter of fiscal 2002 and fiscal 2001 were $208 million and $190 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, decreased by 25% to $11.9 million in the third quarter of fiscal 2002 from $15.9 million in the third quarter of fiscal 2001. The decrease was primarily due to the decrease in the Company's weighted average cost of borrowed funds as a result of significantly lower average market interest rates in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001, partially offset by the 10% increase in average debt outstanding in the third quarter of fiscal 2002 from the third quarter of fiscal 2001.

Net finance income before provision for possible losses on finance receivables increased by 18% to $22.3 million in the third quarter of fiscal 2002 from $18.9 million in the third quarter of fiscal 2001. Net finance income before provision for possible losses expressed as an annualized percentage of average finance receivables outstanding ("net interest margin") increased to 6.5% in the third quarter of fiscal 2002 from 6.2% in the third quarter of fiscal 2001. The increase was primarily due to the decline in market interest rates from May 2001 since the Company's debt reprices faster than the Company's finance receivables.

The provision for possible losses on finance receivables increased by 8% to $1.4 million in the third quarter of fiscal 2002 from $1.3 million in the third quarter of fiscal 2001. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level that management considers appropriate. The allowance for possible losses was $23.6 million, or 1.66% of finance receivables at April 30, 2002, compared to $21.9 million, or 1.66% of finance receivables, at July 31, 2001 and $21.2 million, or 1.66% of finance receivables, at April 30, 2001. The allowance is periodically reviewed by the Company's management and is estimated based on total finance receivables, net credit losses incurred and management's current assessments of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties and other factors. The level of the allowance may need to be increased due to unexpected changes in these factors.

Net credit losses (write-downs of finance receivables less subsequent recoveries) were $841,000 and $586,000 in the third quarter of fiscal 2002 and 2001, respectively. Net credit losses expressed as an annualized percentage of average finance receivables outstanding ("loss ratio") were 0.24% and 0.19% in the third quarter of fiscal 2002 and 2001, respectively. Non-performing assets (includes finance receivables classified as non-accrual and assets received to satisfy finance receivables) were $49.5 million, or 3.5% of total finance receivables, at April 30, 2002, compared to $34.4 million, or 2.6% of total finance receivables, at July 31, 2001 and $28.8 million, or 2.2% of total finance receivables, at April 30, 2001. Delinquent finance receivables (transactions with a contractual payment more than 60 days past due) were $42.3 million, or 3.0% of total finance receivables, at April 30, 2002, compared to $24.8 million, or 1.9% of total finance receivables, at July 31, 2001 and $29.4 million, or 2.3% of total finance receivables, at April 30, 2001. Although the Company's non-performing assets, delinquent finance receivables and net credit losses have increased, and could continue to increase, their current and expected levels are below historical and current industry standards.

Salaries and other expenses increased by 20% to $5.4 million in the third quarter of fiscal 2002 from $4.5 million in the third quarter of fiscal 2001. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and additional costs incurred from the increased number of problem accounts in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001.

Net earnings increased by 17% to $9.4 million in the third quarter of fiscal 2002 from $8.0 million in the third quarter of fiscal 2001. Diluted earnings per share increased by 14% to $0.50 per share in the third quarter of fiscal 2002 from $0.44 per share in the third quarter of fiscal 2001 and basic earnings per share increased by 14% to $0.56 per share in the third quarter of fiscal 2002 from $0.49 per share in the third quarter of fiscal 2001. The percentage increase in diluted earnings per share was lower than the percentage increase in net earnings primarily due to the effect that the convertible notes had on the diluted earnings per share calculation and the 25% increase in the average price of the Company's common stock in the third quarter of fiscal 2002 from the third quarter of fiscal 2001. The percentage increase in basic earnings per share was lower than the percentage increase in net earnings primarily due to rounding and an increase in the number of shares of the Company's outstanding common stock in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 from stock option exercises.


Comparison of nine months ended April 30, 2002 to nine months ended April 30,
2001
------------------------------------------------------------------------------
Finance income increased by 1% to $103.4 million in the first nine months of fiscal 2002 from $102.7 million in the first nine months of fiscal 2001. The increase was primarily due to the 13%, or $152 million, increase in average finance receivables outstanding to $1.366 billion in the first nine months of fiscal 2002 from $1.214 billion in the first nine months of fiscal 2001 offset by the decrease in the net yield of the Company's finance receivables as a result of the sharp decline in market interest rates since January 2001 and, to a lesser extent, an increase in the level of non-performing assets in the first nine months of fiscal 2002 from the first nine months of fiscal 2001. Finance receivables booked in the first nine months of fiscal 2002 and fiscal 2001 were $605 million and $533 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, decreased by 21% to $38.5 million in the first nine months of fiscal 2002 from $49.0 million in the first nine months of fiscal 2001. The decrease was primarily due to the decrease in the Company's weighted average cost of borrowed funds as a result of significantly lower average market interest rates in the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001, partially offset by the 11% increase in average debt outstanding in the first nine months of fiscal 2002 from the first nine months of fiscal 2001.

Net finance income before provision for possible losses on finance receivables increased by 21% to $64.9 million in the first nine months of fiscal 2002 from $53.7 million in the first nine months of fiscal 2001. The net interest margin was 6.4% in the first nine months of fiscal 2002 compared to 5.9% in the first nine months of fiscal 2001. The increase was primarily due to the decline in market interest rates from January 2001 since the Company's debt reprices faster than the Company's finance receivables.

The provision for possible losses on finance receivables increased by 13% to $4.0 million in the first nine months of fiscal 2002 from $3.6 million in the first nine months of fiscal 2001. Net credit losses were $2.4 million and

$1.4 million in the first nine months of fiscal 2002 and 2001, respectively. The loss ratio was 0.23% and 0.16% in the first nine months of fiscal 2002 and 2001, respectively.

Salaries and other expenses increased by 25% to $15.6 million in the first nine months of fiscal 2002 from $12.5 million in the first nine months of fiscal 2001. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and additional costs incurred from the increased number of problem accounts in the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001.

Net earnings increased by 19% to $27.5 million in the first nine months of fiscal 2002 from $23.0 million in the first nine months of fiscal 2001. Diluted earnings per share increased by 16% to $1.48 per share in the first nine months of fiscal 2002 from $1.28 per share in the first nine months of fiscal 2001 and basic earnings per share increased by 12% to $1.65 per share in the first nine months of fiscal 2002 from $1.47 per share in the first nine months of fiscal 2001. The percentage increase in diluted earnings per share was lower than the percentage increase in net earnings primarily due to the effect that the convertible notes had on the diluted earnings per share calculation and the 22% increase in the average price of the Company's common stock in the first nine months of fiscal 2002 from the first nine months of fiscal 2001. The percentage increase in basic earnings per share was lower than the percentage increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of 1.6 million warrants in the second quarter of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations and growth are dependent upon the continued availability of funds that are needed to originate or acquire finance receivables and to purchase portfolios of finance receivables. The Company may obtain required funds from a variety of sources, including operating cash flow, dealer placed and directly issued commercial paper, borrowings under committed unsecured revolving credit facilities, private and public issuances of term debt, conduit and term securitizations of finance receivables and sales of common and preferred equity. Management believes that the Company's sources of liquidity are well diversified. As such, the Company is not dependent on any single funding source or on any single credit provider. Management believes, but cannot assure, that sufficient liquidity is available to the Company to support its future operations and growth.

The Company's commercial paper is rated "F-2" by Fitch, Inc. ("Fitch") and the Company's senior term notes are rated "BBB" by Fitch. These credit ratings provide the Company with greater access to capital markets. Fitch has recently reported that its ratings outlook for the Company is stable.

The Company issues investment grade commercial paper directly and through a $350.0 million program with recognized dealers. Commercial paper outstanding at April 30, 2002 was $205.7 million. The Company's commercial paper is unsecured and matures within 270 days. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

At April 30, 2002, the Company had $370.0 million of committed unsecured revolving credit facilities with various banks including $195.0 million that expire after one year and $175.0 million that expire within one year. At April 30, 2002, the Company had $78.0 million of borrowings outstanding under credit facilities expiring after one year and $28.0 million of borrowings outstanding under credit facilities expiring within one year.

In December 2001, the Company completed its second asset securitization financing transaction obtaining proceeds of $100.0 million. The Company used the proceeds to repay borrowings under bank credit facilities. At April 30, 2002, the Company had $225.0 million of asset securitization financings accounted for as secured borrowings that were included in senior debt in the accompanying Consolidated Balance Sheet. The terms of both of the Company's securitizations provide for committed revolving financing for a one year term that, if not renewed prior to the current expiration date in December 2002, can be converted into term debt at the Company's option.

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


PART II

Item 6


                       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

            10.30 Form of Restricted Stock Agreement between the Registrant and its Chief Executive Officer
            10.31 Form of Restricted Stock Agreement between the Registrant and certain of its senior officers

	(b) Reports on Form 8-K

		The Company filed on a report on Form 8-K dated June 6, 2002 reporting, under Item 4, the announcement of the appointment of KPMG LLP as the Company's independent auditors.

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



                                         FINANCIAL FEDERAL CORPORATION
                                         -----------------------------
                                         (Registrant)



                                         By:   /s/ Steven F. Groth
                                               -----------------------------
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


                                         By:   /s/ David H. Hamm
                                               -----------------------------
                                               Vice President and Controller
                                               (Principal Accounting Officer)



June 13, 2002
-----------------
(Date)

                               INDEX TO EXHIBITS


Exhibit No.   Exhibits
-----------   ---------------------------------------------------------------
10.30         Form of Restricted Stock Agreement between the Registrant and its Chief Executive Officer
10.31         Form of Restricted Stock Agreement between the Registrant and certain of its senior officers