Form 10-K
period 2002-07-31
FINANCIAL FEDERAL CORP
filed 2002-10-29
CIK 854711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                ---------------
                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on October 16, 2002 was $538,889,492.00. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on the prior day (which was $31.00 per share). For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non-affiliates was computed as 17,383,532 shares. The number of shares of Registrant's Common Stock outstanding as of October 16, 2002 was 18,564,928 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on December 10, 2002, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

PART I

Item 1.  BUSINESS
         --------

     The Company, incorporated under the laws of Nevada in 1989, is a nationwide independent financial services company with $1.5 billion of assets at July 31, 2002. The Company finances industrial and commercial equipment through installment sales and leasing programs for manufacturers, dealers and end users of such equipment. The Company also makes capital loans to equipment users, secured by the same types of equipment and other collateral. The Company provides its services to middle-market businesses located throughout the nation, generally with annual revenues of up to $25 million, in the general construction, road and infrastructure construction and repair, road transportation, manufacturing and waste disposal industries. The Company focuses on financing a wide range of revenue-producing/essential-use equipment of major manufacturers that is movable, has an economic life longer than the term of the financing, is not subject to rapid technological obsolescence, has applications in multiple industries and has a relatively broad resale market. Equipment financed by the Company includes air compressors, bulldozers, buses, cement mixers, compactors, crawler cranes, earth-movers, excavators, generators, hydraulic truck cranes, loaders, machine tools, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Virtually all of the Company's finance receivables are secured by a first lien on such equipment collateral. The Company may expand the types of equipment collateral it finances and leases.

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

Marketing
---------
     The Company markets its finance and leasing services through marketing personnel based in more than twenty domestic locations, including five full service operations centers. In fiscal 2002, the Company merged its Georgia operations center into its North Carolina operations center. The Company originates finance receivables through its relationships with equipment dealers and, to a lesser extent, manufacturers (collectively referred to as "vendors"). The Company also markets its financing and leasing services directly to equipment users for the acquisition or use of equipment and for capital loans. The Company's marketing personnel are full-time employees who are salaried rather than commission-based and the majority participate in the Company's stock option plans.

     The Company's marketing activities are relationship and service oriented. The Company focuses on providing prompt, responsive and customized service to its customers and business prospects. The Company has a team of dedicated and seasoned marketing and managerial personnel who solicit business from vendors and end users of equipment. The Company's marketing and managerial personnel have, on average, approximately twenty years of experience in the industries they serve. Management believes that the experience, knowledge and relationships of its executives and marketing personnel, related to the Company's customer and prospect base, equipment values, resale markets, and local economic and industry conditions, enable the Company to compete effectively on the basis of prompt, responsive and customized service. The Company's customer services include making prompt credit decisions, arranging financing structures meeting customers' needs and the Company's underwriting criteria, providing direct contact between customers and Company executives with decision-making authority and providing prompt and knowledgeable responses to customers' inquiries and temporary issues encountered in the ordinary course of their business.

     The Company obtains business in several ways. Dealers and, to a lesser extent, manufacturers of equipment refer their customers (equipment users) to the Company, or such customers directly approach the Company to finance equipment purchases. The Company also purchases installment sale contracts, leases and personal property security agreements from vendors who extend credit to purchasers of their equipment and the Company makes capital loans to equipment users. Customers seek capital loans to consolidate debt, provide working capital, reduce monthly debt service, enhance bonding capacity (generally in the case of road contractors) and acquire additional equipment or other assets. In addition, the Company leases equipment to end users, generally under noncancelable full-payout leases.

     The Company has relationships with vendors that are generally mid-sized, since larger vendors typically generate concentrations of business greater than the Company presently services. The Company is not obligated to purchase any finance receivables from vendors nor are vendors obligated to sell any finance receivables to the Company. The Company's vendor relationships are nonexclusive. The Company presently has more than 100 vendor relationships and is not dependent on any single vendor. The Company independently approves the credit of prospective obligors for all vendor-generated business and uses it own documentation.

     In order to expand its customer base and broaden its marketing coverage geographically, the Company has purchased portfolios of finance receivables from financial institutions, vendors and others generally in the range of $1.0 million to $15.0 million. These portfolios included finance receivables secured by a broader range of equipment than that typically financed directly by the Company.

Originating, Structuring and Underwriting of Finance Receivables
----------------------------------------------------------------
     The Company originates finance receivables generally ranging from $50,000 to $1.0 million with fixed or floating interest rates and terms of two to five years. The Company's finance receivables provide for monthly payments and may include prepayment premium provisions. The average transaction size of finance receivables originated by the Company was $188,000 in fiscal 2002 and $172,000 in fiscal 2001 and 2000.

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

     The Company attempts to structure transactions to meet the financial needs of its customers. Transactions may be structured as installment sales, leases or secured loans. Structuring transactions includes arranging terms and the repayment schedule, determining rate and other fees and charges, identifying the primary and any additional equipment collateral to be pledged, and evaluating the need for additional credit support such as liens on accounts receivable, inventory and/or real property, certificates of deposit, commercial paper, payment guarantees, security deposits, delayed funding and full or partial recourse to the selling vendor and/or the principals/affiliates of the obligor. The Company has, in limited cases, entered into transactions that included obtaining zero cost warrants where the other terms of the transactions were not affected by the receipt of such warrants.

     A vendor seeking to finance a sale of equipment through the Company or an equipment user seeking to obtain financing directly from the Company must submit a credit application. The credit application includes financial and other information of the obligor and any guarantors and a description of the collateral to be pledged or leased and its present or proposed use. The Company's credit personnel analyze the credit application, investigate the credit of the obligor and any guarantors, evaluate the primary collateral to be pledged, investigate financial, trade and industry references and review the obligor's payment history. The Company may also obtain reports from independent credit reporting agencies and conduct lien, UCC, litigation, judgement, bankruptcy and tax searches. If the credit application is approved on terms acceptable to the vendor and/or the obligor, the Company either purchases an installment sale contract or lease from the vendor or enters into a finance or lease transaction directly with the equipment user. The Company funds the transaction upon receiving all required documentation in form and substance satisfactory to the Company and its legal department. Under the Company's documentation, the obligor is responsible for all applicable sales, use and property taxes.

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

Collection and Servicing
------------------------
     Customer remittances of finance receivables are directed to bank lockboxes. Collection efforts for delinquent accounts are performed by collection personnel and managers in the respective operations centers in conjunction with senior management and, if necessary, the Company's legal department. Senior management reviews all past due accounts at least monthly. Decisions regarding collateral repossession and the sale or other disposition of repossessed collateral are made by the Company's senior management and legal staff.

Competition
-----------
     The Company's business is highly competitive. The Company competes with banks, manufacturer-owned and other finance and leasing companies, and other financial institutions. Some of the Company's competitors may be better positioned than the Company to market their services and financing programs to vendors and end users of equipment because of their ability to offer additional services and products and more favorable rates and terms. Many of these competitors have longer operating histories, possess greater financial and other resources and have a lower cost of funds than the Company, enabling them to provide financing at rates lower than the Company may be willing to provide. The Company competes by emphasizing a high level of equipment and financial expertise, customer service, flexibility in structuring financing transactions, management involvement in customer relationships and by attracting and retaining the services of dedicated and talented managerial, marketing and administrative personnel. The Company's present strategy for attracting and retaining such personnel is to offer a competitive salary, an equity interest in the Company through participation in its stock option and restricted stock plans, and enhanced career opportunities.

Employees
---------
     At July 31, 2002, the Company had 237 employees. All of the Company's employees and officers are salaried. The Company provides its employees with group health and life insurance benefits, a qualified 401(k) plan and Section 125 cafeteria plans. The Company does not match employee contributions to the 401(k) plan. The Company does not have any collective bargaining, employment, pension or incentive compensation arrangements with any of its employees other than deferred compensation agreements, stock option agreements, restricted stock agreements and the 2001 Management Incentive Plan and the 2002 Supplemental Retirement Benefit for the Company's Chief Executive Officer containing, without limitation, non-disclosure and non-solicitation provisions. The Company considers its relations with its employees to be satisfactory.

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

Executive Officers
------------------
     Paul R. Sinsheimer, 55, has served as Chairman of the Board and Chief Executive Officer of the Company since December 2000, as President of the Company since September 1998, as an Executive Vice President of the Company from its inception in 1989 to September 1998 and as a director of the Company since its inception in 1989. From 1970 to 1989, Mr. Sinsheimer was employed by Commercial Alliance Corporation, where he served in various positions including Executive Vice President.

     John V. Golio, 41, has served as an Executive Vice President of the Company since October 2001, as a Senior Vice President of the Company from 1997 through October 2001 and as a Vice President of a subsidiary of the Company and a Branch Manager since joining the Company in January 1996. Before joining the Company, Mr. Golio was employed by Commercial Alliance Corporation and its successors in various capacities, including branch operations manager.

     Michael C. Palitz, 44, has served as an Executive Vice President of the Company since July 1995 and as a director of the Company since July 1996. Mr. Palitz served as a Senior Vice President of the Company from February 1992 to July 1995 and served as a Vice President of the Company from its inception in 1989 to February 1992. Mr. Palitz has also served as Treasurer and Assistant Secretary of the Company since its inception in 1989 and as Chief Financial Officer from 1989 through September 2000. From 1985 to 1989, Mr. Palitz was an Assistant Vice President of Bankers Trust Company and, from 1980 to 1983, he was an Assistant Secretary of Chemical Bank.

     William M. Gallagher, 53, has served as a Senior Vice President of the Company since 1990 and as a Vice President of the Company from its inception in 1989 to 1990. From 1973 to 1989, Mr. Gallagher was employed by Commercial Alliance Corporation, where he held various positions including Vice President and Branch Manager.

     Troy H. Geisser, 41, has served as a Senior Vice President and Secretary of the Company since February 1996. From 1990 to 1996, Mr. Geisser held several positions, including Vice President and Branch Manager. From 1986 to 1990, Mr. Geisser was employed by Commercial Alliance Corporation and its successors, where he held several positions including Northern Division Counsel.

     Steven F. Groth, CFA, 50, has served as a Senior Vice President and Chief Financial Officer since joining the Company in September 2000. Before joining the Company, Mr. Groth was Senior Banker and Managing Director of Specialty Finance and Transportation with Fleet Bank since 1997 and, from 1985 to 1996, he held several positions, including Division Head, with Fleet Bank and its predecessor, NatWest Bank.

     Thomas P. Kehrer, 50, has served as a Senior Vice President of the Company since October 2001 and as the Director of Internal Audit since joining the Company in July 2001. Before joining the Company, Mr. Kehrer was a Senior Vice President of HSBC Bank USA and a member of its transition and integration team for its acquisition of Republic National Bank of New York since 2000, and from 1985 through 1999, Mr. Kehrer was employed by Republic National Bank of New York where he held several positions, including Managing Director of Internal Audit.

     David H. Hamm, CPA, 38, has served as a Vice President of the Company since October 2001 and as Controller and an Assistant Treasurer since joining the Company in 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years with Eisner & Lubin LLP as an audit manager.


Item 2.  PROPERTIES
         ----------

     The Company's executive offices are located at 733 Third Avenue, New York, New York and consist of approximately 5,000 square feet of space. At July 31, 2002, the Company had five full service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Lisle (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina and Irvine (Los Angeles), California consisting of approximately 4,000 to 15,000 square feet of space and are occupied pursuant to office leases terminating on various dates through fiscal 2007. Management believes that the Company's existing facilities are suitable and adequate for their present and proposed uses and that suitable and adequate facilities should be available on reasonable terms for any additional offices the Company may need to open.


Item 3.  LEGAL PROCEEDINGS
         -----------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The Company's Common Stock trades on the New York Stock Exchange under the symbol "FIF." The quarterly high and low closing sales prices per share of the Common Stock as reported by the New York Stock Exchange follow:

     ----------------------------------------------------------------------
                                                                Price Range
                                                       --------------------
                                                         High           Low
     ----------------------------------------------------------------------
     Fiscal year 2002
     -------------------------------------
     First Quarter ended October 31, 2001              $28.38        $23.74
     Second Quarter ended January 31, 2002             $31.25        $24.25
     Third Quarter ended April 30, 2002                $35.17        $29.25
     Fourth Quarter ended July 31, 2002                $35.98        $25.99

     Fiscal year 2001
     -------------------------------------
     First Quarter ended October 31, 2000              $24.19        $18.50
     Second Quarter ended January 31, 2001             $27.50        $21.38
     Third Quarter ended April 30, 2001                $29.60        $23.60
     Fourth Quarter ended July 31, 2001                $28.99        $22.49

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

Number of Record Holders
     There were 91 holders of record of the Company's Common Stock at October 16, 2002. This number included several nominees that hold the Company's Common Stock on behalf of numerous other persons and institutions; these other persons and institutions are not included in the above number as their shares are held in "Street Name."


Item 6.  SELECTED FINANCIAL DATA
         -----------------------

(In thousands, except per share data)
------------------------------------------------------------------------------------------
For Years Ended July 31,       2002          2001          2000         1999        1998
==========================================================================================
Finance Receivables, net    $1,436,086    $1,299,288    $1,118,087    $932,525    $759,097
Total Assets                 1,447,846     1,313,663     1,127,785     942,185     766,108
Total Senior Debt            1,030,396       931,598       791,348     647,652     500,532
Stockholders' Equity           248,569       206,411       172,423     144,982     123,229
Finance Income                 138,777       138,278       111,513      89,118      72,722
Interest Expense                51,007        64,397        52,205      39,169      32,552
Net Interest Margin             87,770        73,881        59,308      49,949      40,170
Net Earnings                    37,068        31,616        26,722      22,598      17,032
Earnings Per Common
  Share, Diluted                  1.99          1.75          1.52        1.30        1.03
Earnings Per Common
  Share, Basic                    2.23          1.99          1.79        1.52        1.15


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         -----------------------------------------------------------------

RESULTS OF OPERATIONS

Overview

Financial Federal Corporation is an independent financial services company that operates through its three wholly-owned subsidiaries, Financial Federal Credit Inc. and Subsidiary, First Federal Commercial Inc. and Financial Federal Commercial (collectively the "Company"). At July 31, 2002, Financial Federal Credit Inc. held 99% of the Company's assets. The Company does not have any unconsolidated subsidiaries, partnerships or joint ventures nor does it have any off-balance sheet assets or liabilities. The Company has one fully consolidated special purpose entity that it established for its asset securitization facility.

The Company provides collateralized lending, financing and leasing services nationwide to middle-market businesses in the general construction, road and infrastructure construction and repair, road transportation, manufacturing and waste disposal industries. The Company finances a wide range of revenue-producing/essential-use equipment such as cranes, earth movers, machine tools, personnel lifts, trailers and trucks. The Company obtains funds from banks and insurance companies and by issuing commercial paper directly and indirectly to money market funds and other investors.

Comparison of Fiscal 2002 to Fiscal 2001

Net earnings increased by 17% to $37.1 million in fiscal 2002 from $31.6 million in fiscal 2001 primarily due to lower market interest rates and growth in finance receivables, partially offset by the effects of higher net credit losses and additional problem accounts.

Finance income increased by less than 1% to $138.8 million in fiscal 2002 from $138.3 million in fiscal 2001. The increase was primarily due to the 12% ($151 million) increase in average finance receivables outstanding to $1.386 billion in fiscal 2002 from $1.235 billion in fiscal 2001 offset by (i) the decrease in the net yield of finance receivables as a result of the decline in market interest rates since January 2001 and, to a lesser extent, (ii) an increase in the level of non-performing assets in fiscal 2002. Finance receivables originated in fiscal 2002 and in fiscal 2001 were $805 million and $736 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, decreased by 21% to $51.0 million in fiscal 2002 from $64.4 million in fiscal 2001. The decrease was primarily due to the decrease in the Company's weighted average cost of borrowed funds that resulted from significantly lower average market interest rates in fiscal 2002, partially offset by the 11% ($102 million) increase in average debt outstanding in fiscal 2002 from fiscal 2001.

Net finance income before provision for possible losses on finance receivables increased by 19% to $87.8 million in fiscal 2002 from $73.9 million in fiscal 2001. Net finance income before provision for possible losses expressed as a percentage of average finance receivables outstanding ("net interest margin") increased to 6.3% in fiscal 2002 from 6.0% in fiscal 2001. The increase was primarily due to the decline in market interest rates from January 2001 and, to a lesser extent, the decrease in the Company's leverage to 4.5 at July 31, 2002 from 5.0 at July 31, 2001.

The provision for possible losses on finance receivables increased by 13% to $5.6 million in fiscal 2002 from $5.0 million in fiscal 2001 primarily due to the increase in net credit losses and the growth in finance receivables in fiscal 2002. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level considered appropriate by management. Management estimated the allowance based on various factors as described in the Receivable Portfolio and Asset Quality section herein.

Salaries and other expenses increased by 23% to $21.0 million in fiscal 2002 from $17.1 million in fiscal 2001. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and additional costs incurred due to the increase in the level of problem accounts in fiscal 2002 due to the weak economy. Problem accounts are defined as customers that the Company has incurred legal and/or other costs in its collections efforts.

The provision for income taxes increased to $24.0 million in fiscal 2002 from $20.2 million in fiscal 2001 primarily due to the increase in earnings before income taxes and, to a lesser extent, the increase in the Company's effective tax rate to 39.4% in fiscal 2002 from 38.9% in fiscal 2001.

Diluted earnings per share increased by 14% to $1.99 per share in fiscal 2002 from $1.75 per share in fiscal 2001, and basic earnings per share increased by 12% to $2.23 per share in fiscal 2002 from $1.99 per share in fiscal 2001. The percentage increase in diluted earnings per share was lower than the percentage increase in net earnings primarily due to the effect that the convertible notes have on the diluted earnings per share calculation and the 23% increase in the average price of the Company's common stock in fiscal 2002. The percentage increase in basic earnings per share was lower than the percentage increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of the Company's 1.6 million warrants in the second quarter of fiscal 2001.


Comparison of Fiscal 2001 to Fiscal 2000

Finance income increased by 24% to $138.3 million in fiscal 2001 from $111.5 million in fiscal 2000. The increase was primarily due to the 20% ($207 million) increase in average finance receivables outstanding to $1.235 billion in fiscal 2001 from $1.028 billion in fiscal 2000 and higher yields obtained on new receivables as a result of increases in market interest rates during May 2000 through December 2000. Finance receivables originated in fiscal 2001 and in fiscal 2000 were $736 million and $719 million, respectively.

Interest expense, incurred on borrowings used to fund finance receivables, increased by 23% to $64.4 million in fiscal 2001 from $52.2 million in fiscal 2000. The increase was primarily due to the 21% increase in average debt outstanding in fiscal 2001 from fiscal 2000 and, to a lesser extent, higher interest rates incurred on the $145.0 million increase in fixed rate term debt since April 30, 2000.

Net finance income before provision for possible losses on finance receivables increased by 25% to $73.9 million in fiscal 2001 from $59.3 million in fiscal 2000. The net interest margin increased to 6.0% in fiscal 2001 from 5.8% in fiscal 2000. The increase was primarily due to the increase in the yield on finance receivables, partially offset by higher rates incurred on the additional $145.0 million of fixed rate term debt.

The provision for possible losses on finance receivables increased by 44% to $5.0 million in fiscal 2001 from $3.5 million in fiscal 2000. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level considered appropriate by management.

Salaries and other expenses increased by 32% to $17.1 million in fiscal 2001 from $13.0 million in fiscal 2000. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and, to a lesser extent, additional costs incurred relating to the increased number of problem accounts. In addition, the Company relocated its Phoenix, Arizona operations center to Irvine, California in fiscal 2001.

The provision for income taxes increased to $20.2 million in fiscal 2001 from $16.9 million in fiscal 2000 primarily due to the increase in earnings before income taxes.

Net earnings increased by 18% to $31.6 million in fiscal 2001 from $26.7 million in fiscal 2000. Diluted earnings per share increased by 15% to $1.75 per share in fiscal 2001 from $1.52 per share in fiscal 2000 and basic earnings per share increased by 11% to $1.99 per share in fiscal 2001 from $1.79 per share in fiscal 2000. The increase in diluted earnings per share was lower than the increase in net earnings primarily due to the effect that the convertible notes have on the diluted earnings per share calculation and the 23% increase in the average price of the Company's common stock in fiscal 2001 from fiscal 2000. The increase in basic earnings per share was lower than the increase in net earnings primarily due to the increase in the number of outstanding shares of the Company's common stock resulting from the exercise of the Company's 1.6 million warrants in the second quarter of fiscal 2001.

In fiscal 2000, the Company repurchased $4.3 million principal amount of its convertible subordinated notes for $3.5 million. Excluding the net after-tax gain on this retirement of debt, net earnings increased by 21%, diluted earnings per share increased by 17% and basic earnings per share increased by 13% in fiscal 2001 from fiscal 2000.

RECEIVABLE PORTFOLIO AND ASSET QUALITY

Finance receivables outstanding increased by 11% ($139.0 million) to $1.460 billion at July 31, 2002 from $1.321 billion at July 31, 2001, as the amount of finance receivables originated exceeded amounts collected. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and investments in direct financing leases. At July 31, 2002, loans totaled $1.125 billion, or 77% of finance receivables, and leases totaled $335.0 million, or 23% of finance receivables.

The Company's leasing activities are similar in business terms to its lending and financing activities, differing only in legal and tax treatment. A transaction is documented as a lease based on management's evaluations of the customer's credit and the equipment collateral, the customer's preference and other factors. The types of equipment that the Company lends against, finances and leases, and the ongoing operational treatment of a transaction, are generally the same, regardless of the documentation used. The Company accounts for all transactions as finance receivables.

The Company has an allowance for possible losses on finance receivables on its balance sheet. The purpose of the allowance is to account for losses that have been incurred at the balance sheet date. Losses are recorded when management has reason to expect that all amounts contractually due will not be collected from the combination of the obligor/lessee, any guarantor and the sale of any collateral repossessed by the Company.

Management increased the allowance for possible losses in fiscal 2002 by 10% ($2.3 million) to $24.2 million at July 31, 2002 from $21.9 million at July 31, 2001 primarily due to the growth in finance receivables. The allowance level was 1.66% of finance receivables at July 31, 2002 and 2001. Management periodically reviews the allowance to determine that it is at the appropriate level.

The allowance is a significant estimate that management determines based on total finance receivables, net credit losses, the level of delinquencies and its current assessments of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties the Company may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. Changes in the level of the allowance may be necessary based on unexpected changes in these factors.

The equipment collateral securing the Company's finance receivables generally possess certain characteristics that have mitigated potential credit losses. The equipment collateral typically has an economic life that exceeds the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. The Company also does not finance high-risk, big-ticket items such as aircraft and railcars nor does the Company finance "soft" collateral such as computer related equipment, fixtures and telecommunications equipment.

Non-performing assets increased by 55% to $53.2 million (3.6% of total finance receivables) at July 31, 2002 from $34.4 million (2.6% of total finance receivables) at July 31, 2001. Non-performing assets at July 31, 2002 include $29.4 million (2.0% of total finance receivables) of finance receivables classified as non-accrual (income recognition has been suspended) and $23.8 million (1.6% of total finance receivables) of assets received to satisfy finance receivables.

Delinquent finance receivables (transactions with a contractual payment more than 60 days past due) increased by 30% to $32.4 million (2.2% of total finance receivables) at July 31, 2002 from $24.8 million (1.9% of total finance receivables) at July 31, 2001. At July 31, 2002, approximately half of the Company's non-accruing finance receivables were not delinquent.

Net credit losses (write-downs of receivables less subsequent recoveries) incurred on finance receivables increased by 62% to $3.4 million in fiscal 2002 from $2.1 million in fiscal 2001. Net credit losses, expressed as a percentage of average finance receivables outstanding ("loss ratio"), increased to 0.24% in fiscal 2002 from 0.17% in fiscal 2001.

Non-performing assets, delinquent finance receivables and net credit losses increased during fiscal 2002 primarily due to the weak domestic economy. A weak economy increases the possibility that customers will pay late, stop paying, declare or be forced into bankruptcy or liquidate their businesses and also causes collateral values to decline. Continued weakness in the economy could result in additional increases in the levels of non-performing assets, delinquent finance receivables and net credit losses. Increases in net credit losses would have a negative effect on earnings through additional increases in the provision for possible losses. Increases in non-performing assets would have a negative effect on earnings by reducing revenue. Although non-performing assets, delinquent receivables and net credit losses have increased and could continue to increase, their current and expected levels are below current and historical industry experience.

Finance receivables reflect certain industry and geographic concentrations of credit risk. These concentrations arise from counterparties having similar economic characteristics that could cause their ability to meet their contractual obligations to be similarly affected by changes in economic or other conditions. At July 31, 2002, the major industry concentrations are construction related--38%, road transportation--29%, manufacturing--14% and waste services--14%. The regional geographic concentrations are Southeast--31%, Northeast--22%, Southwest--19%, West--16% and Central--12%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations and growth are dependent upon the continued availability of funds needed to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay maturing debt. The Company may obtain required funds from a variety of sources, including operating cash flow, dealer placed and directly issued commercial paper, borrowings under committed unsecured revolving credit facilities, private and public issuances of term debt, conduit and term securitizations of finance receivables and sales of common and preferred equity. Management believes that the Company's sources of liquidity are well diversified. As such, the Company is not dependent on any single funding source or on any single credit provider. Management believes, but cannot assure, that sufficient liquidity is available to the Company to support its future operations and growth.

The Company's bank credit facilities, asset securitization facility and senior term notes were obtained through Financial Federal Credit Inc. ("Credit"). Credit's senior term notes are rated "BBB" by Fitch, Inc. ("Fitch") and Credit's commercial paper is rated "F-2" by Fitch. These credit ratings provide the Company with greater access to capital markets. Fitch reported in July 2002 that its ratings outlook for the Company is stable. Credit's debt agreements contain certain restrictive covenants including limitations on its indebtedness, encumbrances, investments, dividends and other distributions to its parent, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth.

The Company has decreased its dependence on short-term unsecured debt during fiscal 2002 and 2001. Short-term unsecured debt was 43%, 28% and 26% of total debt at July 31, 2000, 2001 and 2002, respectively. This percentage should decline further in fiscal 2003.

Total debt increased by $98.8 million, or 10%, to $1.124 billion at July 31, 2002 from $1.025 billion at July 31, 2001 and stockholders' equity increased by $42.2 million, or 20%, to $248.6 million at July 31, 2002 from $206.4 million at

July 31, 2001. As a result, leverage (debt to equity ratio) decreased to 4.5 at July 31, 2002 from 5.0 at July 31, 2001. The increases in debt and equity, combined with increases in other liabilities, were used primarily to fund the increase in finance receivables.

Senior Term Notes

In July 2002, the Company closed a $200.0 million private placement with ten insurance companies. The Company received $100.0 million in July 2002 and received the remaining $100.0 million in August 2002. The Company used the July 2002 proceeds to repay borrowings under bank credit facilities and used the August 2002 proceeds to repay borrowings under bank credit facilities and commercial paper. The placement includes $112.5 million of fixed rate and $88.5 million of floating rate unsecured senior notes due at maturity as follows:
$55.5 million in July and August 2005, $76.0 million in July and August 2006 and $68.5 million in July and August 2007, respectively.

In September 2001, the Company repaid $55.0 million of term debt at maturity with proceeds from borrowings under bank credit facilities.

At July 31, 2002, $97.0 million remained available for future issuances of term notes under the Company's September 2000 Medium Term Note Program.

At July 31, 2002, the Company had $510.0 million of senior term notes outstanding comprised of $420.0 million of private placements with insurance companies and $90.0 million of bank term loans. The senior term notes, including the $100.0 million received in August 2002, have a weighted average maturity of
2.2 years and are due as follows (in millions):

--------------------------------------------------------------------------------
Fiscal:         2003        2004        2005        2006        2007        2008
================================================================================
              $233.0      $102.0       $97.8       $65.7       $72.3       $39.2
--------------------------------------------------------------------------------

Bank Credit Facilities

At July 31, 2002, the Company had $425.0 million of committed unsecured revolving credit facilities from thirteen banks (a decrease of $35.0 million from July 31, 2001). Of this amount, $210.0 million had original terms ranging from two to five years and $215.0 million had original terms of one year or less. At July 31, 2002, $60.0 million and $8.2 million were outstanding under the multi-year and one-year facilities, respectively, with maturities of one to eight days. These facilities range in size from $5.0 million to $50.0 million. The multi-year facilities expire as follows (in millions):

-------------------------------------------------------
Fiscal:        2003        2004        2005        2006
=======================================================
              $25.0       $95.0       $75.0       $15.0
-------------------------------------------------------

During fiscal 2002, the Company obtained $65.0 million of additional credit facilities from three banks and renewed $175.0 million of credit facilities with seven banks. Also, $100.0 million of credit facilities from six banks expired in fiscal 2002. At July 31, 2002, the Company had a commitment to obtain two new credit facilities from a bank totaling $50.0 million.

These facilities provide the Company with a dependable, low-cost source of funds and support for its commercial paper program. The Company can borrow the full amount under each facility. None of the credit facilities are for commercial paper back-up only.

Commercial Paper

The Company issues commercial paper directly and through Credit's $350.0 million program. The Company's commercial paper is unsecured and matures within 270 days. The Company has not obtained commitments from any purchaser of its commercial paper for additional or future purchases. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa.

Commercial paper outstanding at July 31, 2002 was $227.2 million, an increase of $83.3 million from the $143.8 million outstanding at July 31, 2001. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

Information on the combined amounts of commercial paper and bank borrowings follows (in millions):

--------------------------------------------------------------------------------
Fiscal:                                            2002        2001        2000
================================================================================
Maximum outstanding during the year              $ 376.9     $ 459.3     $ 399.3
Average outstanding during the year                317.7       408.0       348.5
Outstanding at year end                            295.4       287.9       379.7

Asset Securitization Financings

In December 2001, the Company obtained $100.0 million from the second transaction under its asset securitization facility established in July 2001. The Company used the proceeds to repay borrowings under bank credit facilities. The Company structured the terms of the facility so that any securitization proceeds obtained would be classified as debt by the Company and not as sales of receivables for financial reporting purposes. Therefore, the Company has not recorded any gains on sales of securitized receivables. At July 31, 2002, the Company had $225.0 million of asset securitization financings accounted for as secured borrowings that are included in senior debt in its July 31, 2002 Consolidated Balance Sheet.

The terms of the securitization facility limit the amount that the Company can borrow to a minimum level of securitized receivables. When borrowings exceed the minimum level, the Company has the option to repay the excess or to securitize additional receivables. The Company can securitize additional receivables during the term of the facility. The facility expires January 31, 2003. The Company currently intends to renew the facility for another year. Upon the expiration of the facility, the Company has the option to repay borrowings outstanding or to convert them into term debt. The term debt would be repaid monthly in amounts equal to the collections of securitized receivables. Currently, the Company would exercise the conversion option. Based on the contractual payments of securitized receivables at July 31, 2002, the term debt would be fully repaid by November 2004.

Credit's unsecured senior debt agreements limit the amount of finance receivables that it can securitize to 40% of its finance receivables outstanding. At July 31, 2002, Credit could securitize $578.0 million, or an additional $313.0 million. The amount that Credit can borrow under the securitization facility is limited to 94% of securitized receivables.

In August 2002, the Company completed its third asset securitization financing transaction obtaining $100.0 million. The Company used the proceeds to repay borrowings under bank credit facilities and commercial paper.

Convertible Notes

In July 2002, the Company called all $91.2 million of its 4.5% convertible notes for redemption. The Company called the notes because they were an expensive form of financing considering their dilution and their cost relative to current market interest rates. The Company also had the resources to do so from the aforementioned recent debt transactions.

The redemption was completed in August 2002; $56.2 million of the notes were redeemed for cash (with proceeds from borrowings under bank credit facilities) and $35.0 million of the notes were converted into 1.16 million shares of the Company's common stock at the stated conversion price of $30.15625 per share. The Company paid a $1.1 million prepayment premium equal to 1.93% of the notes redeemed for cash.

The redemption of the notes will have a positive impact on the diluted earnings per share calculation resulting from the elimination of their dilutive effect and the conversion of the notes will have a negative impact on the basic earnings per share calculation resulting from the increase in the number of shares of common stock outstanding. Also, leverage will decline to below 4.0 as a result of the conversion.

                               Composition of Debt
                                 July 31, 2002

   [THE FOLLOWING TABLE WAS DEPICTED AS A PIE CHART IN THE PRINTED MATERIAL.]

                 Senior term notes                           46%
                 Asset securitization financings             20%
                 Commercial paper                            20%
                 Borrowings under bank credit facilities      6%
                 Subordinated debt                            8%

                               Composition of Debt
                (as adjusted to reflect August 2002 transactions)

   [THE FOLLOWING TABLE WAS DEPICTED AS A PIE CHART IN THE PRINTED MATERIAL.]

                 Senior term notes                           56%
                 Asset securitization financings             30%
                 Commercial paper                            13%
                 Borrowings under bank credit facilities      1%

MARKET INTEREST RATE RISK AND SENSITIVITY

The Company's earnings are sensitive to fluctuations in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates and the prime rate). Changes in these rates affect the Company's finance income and interest expense. Generally, based on the current mix of fixed rate and floating rate finance receivables and debt, increases in rates would have a negative impact on earnings, and decreases in rates would have a positive impact on earnings because the Company has more floating rate and short-term debt than fixed rate term debt, and more fixed rate finance receivables than floating rate finance receivables. As a result, when market interest rates rise, the Company's borrowing costs would increase faster than the yield on its finance receivables. Conversely, when market interest rates decline, the Company's borrowing costs would decrease faster than the yield on its finance receivables. These broad statements do not take into account the effects of other economic conditions that could accompany interest rate fluctuations.

The Company monitors and manages its exposure to market interest rate fluctuations through risk management procedures that may include using certain derivative financial instruments such as interest rate swaps and changing the proportion of its fixed rate term debt versus its floating rate and short-term debt. The Company may use certain derivative financial instruments to hedge its exposure to interest rate risk on certain debt obligations. The Company does not use derivatives for speculation and the Company does not trade derivatives. The Company did not have any derivative positions at July 31, 2002, although the Company may enter into interest rate swaps and locks and other derivative financial instruments in the future.

The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability. The net interest spread for the last three fiscal years follows:

--------------------------------------------------------------------------------
Years Ended July 31,                                 2002       2001       2000
================================================================================
Net yield of finance receivables                     10.0%      11.2%      10.8%
Weighted average cost of borrowed funds               4.8        6.7        6.5
--------------------------------------------------------------------------------
    Net interest spread                               5.2%       4.5%       4.3%
================================================================================

The increase in the net interest spread in fiscal 2002 and 2001 resulted from the precipitous decline in market interest rates starting in January 2001, leaving rates at their lowest levels in over forty years at July 31, 2002. The net interest spread, 5.2% at July 31, 2002, should decline in fiscal 2003 as older fixed rate finance receivables, with rates above current market rates, continue to be collected and new finance receivables are booked at current lower rates.

                              [LINE GRAPH OMITTED]

At July 31, 2002, $1.355 billion, or 93%, of finance receivables were fixed rate and $105.5 million, or 7%, of finance receivables were indexed to the prime rate. Finance receivables generally have original maturities ranging from two to five years and provide for monthly installments. The Company experiences some prepayments on its finance receivables that accelerate the scheduled maturities. At July 31, 2002, $465.5 million of fixed rate finance receivables are scheduled to mature within one year and the weighted average remaining maturity of fixed rate finance receivables is 1.9 years.

At July 31, 2002, fixed rate term debt totaled $461.0 million (excludes the $56.2 million of convertible notes that were redeemed for cash in August 2002), or 41% of total debt outstanding. The Company's other debt at July 31, 2002, comprising commercial paper, bank borrowings, asset securitization financings and floating rate term loans, reprices as follows: $458.0 million, or 75%, within one month, $144.2 million, or 24%, within the following two months and the remainder, $4.5 million, or 1%, within the following six months.

Fixed rate term debt of $461.0 million and stockholders' equity of $248.6 million totaled $709.6 million at July 31, 2002. Due to the significant amount of fixed rate finance receivables above this amount, the net interest spread would be affected by fluctuations in market interest rates. The Company does not match the maturities of its debt to its finance receivables.

Management periodically calculates the effect on net earnings of a hypothetical, immediate 100 basis point (1.0%) increase in market interest rates. At July 31, 2002, such a hypothetical increase in rates would reduce annual net earnings by approximately $1.9 million (5%) and would reduce the net interest spread by approximately 35 basis points (0.35%) to 4.9%. The 100 basis point increase is 45% of the weighted average interest rate on the Company's short-term and floating rate debt at July 31, 2002.

The calculated reduction in net earnings assumes the occurrence of an adverse change in market interest rates. Actual future changes in market interest rates may differ materially and their effect on net earnings may also differ materially due to changes in finance receivable and debt repricing structures. The calculation also does not take into account other factors that may accompany an actual immediate 100 basis point increase in market interest rates.

NEW ACCOUNTING STANDARD

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company is required to adopt SFAS No. 145 in the first quarter of fiscal 2003. SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item. As a result of the rescission of SFAS No. 4, the $1.7 million loss that the Company incurred on the redemption of its convertible notes in August 2002 will be reported as a separate line item included in operating income instead of an extraordinary item net of income taxes. The fiscal 2000 $764,000 gain on debt retirement was not classified as an extraordinary item and therefore did not need to be reclassified as a result of the adoption of SFAS No. 145.

CHANGES IN ACCOUNTANTS

On June 6, 2002, the Board of Directors, on the recommendation of the Audit Committee, appointed the firm of KPMG LLP as the Company's independent public accountants for the fiscal year ending July 31, 2002 and dismissed Arthur Andersen LLP ("Andersen"). Andersen's report on the financial statements of the Company for fiscal 2001 did not contain any adverse opinion or disclaimer of opinion nor was it in any way qualified or modified as to uncertainty, audit scope or accounting principles. The Company's financial statements for the year ended July 31, 2000 were audited by Eisner & Lubin LLP.

The decision to change accountants was recommended by management and approved by the Audit Committee of the Board of Directors as well as the full Board.

During fiscal 2001, and the interim period preceding the dismissal, there were not any disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. The Company has never been advised by Andersen that internal controls necessary for the Company to develop reliable financial statements do not exist or that any information has come to the attention of Andersen which would have caused it not to be able to rely on management's representations or that has made Andersen unwilling to be associated with the financial statements prepared by management. Andersen has not advised the Company of any need to significantly expand the scope of its audit or that information has come to their attention that upon further investigation may materially impact on the fairness or reliability of a previously issued audit report or financial statements issued or to be issued or which would cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements.

Andersen has not advised the Company of any information which they concluded materially impacts upon the fairness or reliability of either a previously issued audit report, underlying financial statements or the financial statements issued or to be issued since the last financial statements covered by an audit report.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases "can be," "expects," "may," "may affect," "may depend," "believe," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on its behalf is not a guarantee of future performance. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including, without limitation, (i) the ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in the Company's receivables portfolio and the adequacy of the Company's reserves, (iii) changes in market interest rates, (iv) changes in economic, financial, and market conditions, (v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     See Item 7, Market Interest Rate Risk and Sensitivity.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                        Independent Auditors' Report


The Board of Directors and Shareholders
Financial Federal Corporation:


We have audited the consolidated balance sheet of Financial Federal Corporation and subsidiaries as of July 31, 2002, and the related consolidated statements of stockholders' equity, income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of Financial Federal Corporation and subsidiaries as of July 31, 2001 and the related consolidated statements of stockholders' equity, income and cash flows for the year ended July 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 31, 2001. The consolidated statements of stockholders' equity, income and cash flows of Financial Federal Corporation and subsidiaries for the year ended July 31, 2000 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 31, 2000.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Federal Corporation and subsidiaries as of July 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
New York, New York
September 27, 2002

FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

-----------------------------------------------------------------------------------------------------------------------------
July 31,                                                                                              2002            2001
=============================================================================================================================
ASSETS
Finance receivables                                                                               $ 1,460,257     $ 1,321,226
Allowance for possible losses                                                                         (24,171)        (21,938)
-----------------------------------------------------------------------------------------------------------------------------
  Finance receivables--net                                                                          1,436,086       1,299,288
Cash                                                                                                    7,092          10,251
Other assets                                                                                            4,668           4,124
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                                $ 1,477,846     $ 1,313,663
=============================================================================================================================
LIABILITIES
Senior debt:
  Long-term ($10,856 at July 31, 2002 and $15,622 at July 31, 2001 due to related parties)        $   577,841     $   703,584
  Short-term                                                                                          452,555         228,014
Subordinated debt ($2,231 at July 31, 2002 and $2,951 at July 31, 2001 due to related parties)         93,478          93,485
Accrued interest, taxes and other liabilities                                                          44,848          53,082
Deferred income taxes                                                                                  30,555          29,087
-----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                               1,199,277       1,107,252
-----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock--$1 par value, authorized 5,000 shares                                                     --              --
Common stock--$.50 par value, authorized 100,000 shares, shares issued and outstanding
  (net of 137 treasury shares): 17,372 at July 31, 2002 and 16,540 at July 31, 2001                     8,686           8,270
Additional paid-in capital                                                                             67,595          62,921
Retained earnings                                                                                     172,288         135,220
-----------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                        248,569         206,411
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 1,447,846     $ 1,313,663
=============================================================================================================================

The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                 Common Stock--$.50 Par Value
                                                            --------------------------------------
                                                            Number                      Additional
                                                              of                          Paid-in                       Retained
                                                            Shares       Par Value        Capital        Warrants       Earnings
================================================================================================================================
Balance at August 1, 1999                                   14,860        $ 7,430        $ 58,115        $     29       $ 79,408
  Exercise of stock options                                     98             49             653
  Other                                                                                        17
  Net earnings                                                                                                            26,722
--------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2000                                    14,958          7,479          58,785              29        106,130
  Exercise of warrants                                       1,607            803           3,723             (29)
  Shares issued under employee stock plans                     112             56           1,003
  Common stock received in connection
    with exercise of warrants (held in treasury)              (137)           (68)           (789)                        (2,526)
  Compensation recognized under employee stock plans                                           76
  Other                                                                                       123
  Net earnings                                                                                                            31,616
--------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2001                                    16,540          8,270          62,921               0        135,220
  Shares issued under employee stock plans                     832            416           2,809
  Compensation recognized under employee stock plans                                        1,473
  Tax benefit from stock options                                                              369
  Other                                                                                        23
  Net earnings                                                                                                            37,068
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2002                                    17,372        $ 8,686        $ 67,595        $      0       $172,288
================================================================================================================================

The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
Years Ended July 31,                                                                   2002          2001          2000
=========================================================================================================================
Finance income                                                                      $ 138,777     $ 138,278     $ 111,513
Interest expense                                                                       51,007        64,397        52,205
-------------------------------------------------------------------------------------------------------------------------
  Net finance income before provision for possible losses on finance receivables       87,770        73,881        59,308
Provision for possible losses on finance receivables                                    5,600         4,975         3,450
-------------------------------------------------------------------------------------------------------------------------
  Net finance income                                                                   82,170        68,906        55,858
Gain on debt retirement                                                                    --            --           764
Salaries and other expenses                                                           (21,028)      (17,139)      (12,990)
-------------------------------------------------------------------------------------------------------------------------
  Earnings before income taxes                                                         61,142        51,767        43,632
Provision for income taxes                                                             24,074        20,151        16,910
-------------------------------------------------------------------------------------------------------------------------
  NET EARNINGS                                                                      $  37,068     $  31,616     $  26,722
=========================================================================================================================
EARNINGS PER COMMON SHARE:
  Diluted                                                                           $    1.99     $    1.75     $    1.52
=========================================================================================================================
  Basic                                                                             $    2.23     $    1.99     $    1.79
=========================================================================================================================

The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-------------------------------------------------------------------------------------------------------------------
Years Ended July 31,                                                             2002          2001          2000
===================================================================================================================
Cash flows from operating activities:
  Net earnings                                                                $  37,068     $  31,616     $  26,722
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Provision for possible losses on finance receivables                        5,600         4,975         3,450
      Depreciation and amortization                                              13,934         9,487         7,419
      Deferred income taxes                                                       1,468         2,118         4,708
      Gain on debt retirement                                                        --            --          (764)
      (Increase) decrease in other assets                                          (596)         (304)          587
      (Decrease) increase in accrued interest, taxes and other liabilities       (8,234)        9,527        14,055
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                49,240        57,419        56,177
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                               (804,779)     (735,705)     (719,194)
  Finance receivables collected                                                 650,400       540,533       523,111
  Other                                                                            (412)         (605)         (449)
-------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                  (154,791)     (195,777)     (196,532)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Commercial paper--maturities 90 days or less (net)                             81,101      (185,479)       62,628
  Commercial paper--maturities greater than 90 days:
    Proceeds                                                                     70,485       143,330        87,762
    Repayments                                                                  (68,237)     (149,870)      (98,044)
  Bank borrowings--net proceeds (repayments)                                    (90,830)      100,210       (22,150)
  Proceeds from asset securitization financings                                 100,000       125,000            --
  Repurchases of convertible subordinated notes                                      --            --        (3,536)
  Proceeds from senior term notes                                               105,000       143,000       132,000
  Repayments of senior term notes                                               (80,000)      (35,000)      (25,000)
  Variable rate senior notes--net proceeds (repayments)                         (18,721)         (941)        6,500
  Proceeds from exercise of stock options                                         3,225         1,059           702
  Proceeds from exercise of warrants                                                 --         1,114            --
  Other                                                                             369           118            17
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                               102,392       142,541       140,879
-------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                                  (3,159)        4,183           524
Cash--beginning of year                                                          10,251         6,068         5,544
-------------------------------------------------------------------------------------------------------------------
CASH--END OF YEAR                                                             $   7,092     $  10,251     $   6,068
===================================================================================================================
Supplemental disclosures of cash flow information:
  Interest paid                                                               $  52,781     $  61,778     $  49,544
===================================================================================================================
  Income taxes paid                                                           $  22,177     $  19,096     $   9,648
===================================================================================================================

The notes to consolidated financial statements are made a part hereof.

FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company provides collateralized lending, financing and leasing services nationwide to middle-market businesses in the general construction, road and infrastructure construction and repair, road transportation, manufacturing and waste disposal industries. The Company lends against, finances and leases a wide range of revenue-producing/essential-use equipment such as cranes, earth movers, machine tools, personnel lifts, trailers and trucks.

Principles of Consolidation

The consolidated financial statements include the accounts of Financial Federal Corporation ("Financial") and its wholly owned subsidiaries, Financial Federal Credit Inc. and Subsidiary ("Credit"), First Federal Commercial Inc. and Financial Federal Commercial Inc. (collectively the "Company"). Intercompany accounts and transactions have been eliminated.

Finance Receivables

Finance receivables comprise loans and other financings and noncancelable leases. All leases are accounted for as direct financing leases, where total lease payments, plus any residual values, less the cost of the leased equipment is recorded as unearned finance income. Residual values are recorded at the lowest of (i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) the estimated fair value of the equipment at the end of the lease.

Income Recognition

Finance income is recognized over the term of receivables using the interest method. Income recognition is suspended on finance receivables that are considered impaired (full collection of principal and interest being doubtful) by management. This typically occurs when (i) a contractual payment is more than 120 days past due, (ii) the counterparty becomes the subject of a bankruptcy proceeding or (iii) the underlying collateral is being liquidated. Impaired receivables are written down to the current estimated net liquidation value of the underlying collateral (if less than the recorded amount). Income recognition may be resumed when management believes that full collection of all amounts contractually due is probable. Any collections on impaired receivables are first applied to the recorded investment.

Allowance for Possible Losses

A general provision for possible losses on finance receivables is charged against income in an amount to increase the allowance for possible losses to a level that management considers appropriate. Write-downs of impaired receivables are charged against the allowance for possible losses and subsequent recoveries of write-downs are credited to the allowance. The allowance is a significant estimate that management determines based on total finance receivables, net credit losses, the level of delinquencies and its current assessments of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties the Company may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. Changes in the level of the allowance may be necessary based on unexpected changes in these factors.


Stock-Based Compensation Expense

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and therefore applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Under APB 25, compensation expense is not required to be recorded if the exercise price of stock options granted is at least equal to the market price of the stock on the grant date.

Earnings Per Common Share

Basic earnings per share is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is net earnings plus the after-tax interest cost of dilutive convertible debt, divided by the weighted average number of common shares outstanding during the period plus potential common shares from the assumed conversion of dilutive securities outstanding during the period. Dilutive securities comprise stock options, restricted stock, convertible notes and warrants.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement and tax return bases of assets and liabilities using enacted tax rates. Deferred tax expense represents the net change in deferred tax assets and liabilities during the year.

Derivative Financial Instruments

Derivative financial instruments have been used by the Company to hedge its exposure to the effects of fluctuations in market interest rates on its debt. The Company does not use derivatives for speculation and the Company does not trade derivatives. Derivatives used were interest rate swaps and locks. The Company did not enter into any derivative financial instruments in 2002 and 2001 and did not have any derivative financial instruments at July 31, 2002 and 2001.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company is required to adopt SFAS No. 145 in the first quarter of fiscal 2003. SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item. As a result of the rescission of SFAS No. 4, the $1,736 million loss that the Company incurred on the redemption of its convertible notes in August 2002 (see Note 3) will be reported as a separate line item included in operating income instead of an extraordinary item net of income taxes. The $764 gain on debt retirement in 2000 was not classified as an extraordinary item and therefore did not need to be reclassified as a result of the adoption of SFAS No. 145.

Use of Estimates

The consolidated financial statements and the notes thereto were prepared in accordance with generally accepted accounting principles which require significant estimates and assumptions to be made by management that affect the amounts reported therein. Actual results could differ significantly from those estimates.

NOTE 2--FINANCE RECEIVABLES

Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and investments in direct financing leases, as follows:

--------------------------------------------------------------------------------
July 31,                                             2002                2001
================================================================================
Loans:
  Fixed rate                                      $1,024,190          $  842,745
  Floating rate                                      101,083             118,038
--------------------------------------------------------------------------------
    Total loans                                    1,125,273             960,783
Direct financing leases                              334,984             360,443
--------------------------------------------------------------------------------
      Finance receivables                         $1,460,257          $1,321,226
================================================================================

The approximate weighted average interest rates on fixed rate loans were 9.6% and 10.7% at July 31, 2002 and 2001, respectively.

Direct financing leases comprised the following:

--------------------------------------------------------------------------------
July 31,                                              2002               2001
================================================================================
Minimum lease payments
  receivable                                       $ 342,729          $ 369,950
Residual values                                       57,432             62,743
Unearned finance income                              (65,177)           (72,250)
--------------------------------------------------------------------------------
    Direct financing leases                        $ 334,984          $ 360,443
================================================================================

Finance receivables generally provide for monthly installments of equal or varying amounts with terms ranging from two to five years. Annual contractual maturities of finance receivables at July 31, 2002 are as follows:

--------------------------------------------------------------------------------
                                                                         Direct
                                      Fixed            Floating        Financing
Year Due:                           Rate Loans        Rate Loans         Leases
================================================================================
2003                                $  356,439         $ 39,601         $128,231
2004                                   287,082           27,643           96,793
2005                                   206,297           20,125           64,423
2006                                   105,504           11,042           35,370
2007                                    44,380            2,672           13,805
Thereafter                              24,488               --            4,107
--------------------------------------------------------------------------------
Total                               $1,024,190         $101,083         $342,729
================================================================================

The activity of the allowance for possible losses is summarized as follows:

--------------------------------------------------------------------------------
Years Ended July 31,                  2002             2001             2000
================================================================================
Beginning balance                   $ 21,938         $ 19,048         $ 16,202
  Provision                            5,600            4,975            3,450
  Write-downs                         (6,546)          (4,170)          (2,342)
  Recoveries                           3,179            2,085            1,738
--------------------------------------------------------------------------------
Ending balance                      $ 24,171         $ 21,938         $ 19,048
================================================================================
Percentage of finance
  receivables                           1.66%            1.66%            1.68%
================================================================================
Net credit losses*                  $  3,367         $  2,085         $    604
================================================================================
Loss ratio**                            0.24%            0.17%            0.06%
================================================================================

 *    write-downs less recoveries

**    net credit losses over average finance receivables

Non-performing assets were $53,162 at July 31, 2002 and $34,389 at July 31, 2001. Non-performing assets comprised finance receivables classified as non-accrual (income recognition has been suspended), $29,374 at July 31, 2002 and $24,966 at July 31, 2001, and assets received to satisfy finance receivables, $23,788 at July 31, 2002 and $9,423 at July 31, 2001. Non-accruing finance receivables included impaired loans (excludes direct financing leases) of $19,108 at July 31, 2002 and $19,420 at July 31, 2001. The average recorded investment in impaired loans was $20,471 in 2002, $12,192 in 2001 and $5,417 in 2000.

The Company also provides commitments to extend credit. These commitments contain off-balance sheet risk. The Company uses the same credit policies and procedures in making these commitments as it does for finance receivables, as the credit risks are substantially the same. At July 31, 2002 and 2001, the unused portion of these commitments was $5,636 and $4,086, respectively.

The Company manages its exposure to the credit risk associated with its finance receivables through established credit policies and procedures that include obtaining a first lien on the primary equipment collateral. The Company focuses on lending against, financing and leasing equipment that has an economic life exceeding the term of the receivable, is not subject to rapid technological obsolescence, has applications in multiple industries, is easily accessible and movable and has a broad, established resale market. The Company may also obtain additional equipment or other collateral, third-party guarantees, advanced payments and/or hold back a portion of the amount financed.

The Company's finance receivables have certain concentrations of credit risk. Concentrations of credit risk arise when counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant concentration of credit risk with any counterparty. The major concentrations of credit risk, grouped by the industries and geographic regions of counterparties, expressed as a percentage of finance receivables, follow:

--------------------------------------------------------------------------------
July 31,                                                    2002            2001
================================================================================
Industry:
  Construction related                                       38%             39%
  Road transportation                                        29              28
  Manufacturing                                              14              12
  Waste services                                             14              14
Geographic region:
  Southeast                                                  31%             32%
  Northeast                                                  22              21
  Southwest                                                  19              18
  West                                                       16              15
  Central                                                    12              14


NOTE 3--DEBT

Debt is summarized as follows:

--------------------------------------------------------------------------------
July 31,                                               2002              2001
================================================================================
Senior debt:
  Fixed rate term notes:
    5.48%-6.98% due 2003-2008                       $  148,750        $  170,000
    7.05%-7.73% due 2003-2004                          170,000           170,000
    8.50%-8.89% due 2003-2005                          105,000           105,000
--------------------------------------------------------------------------------
      Total fixed rate term notes                      423,750           445,000
      Floating rate term notes
        due 2003-2007                                   86,250            73,721
--------------------------------------------------------------------------------
          Total term notes                             510,000           518,721
  Commercial paper                                     227,166           143,817
  Bank borrowings                                       68,230           144,060
  Asset securitization financings                      225,000           125,000
--------------------------------------------------------------------------------
          Total senior debt                          1,030,396           931,598
--------------------------------------------------------------------------------
Subordinated debt:
  4.5% convertible subordinated
    notes (redeemed August 2002)                        91,188            91,195
  8.0% subordinated debentures
    due 2003                                             2,290             2,290
--------------------------------------------------------------------------------
          Total subordinated debt                       93,478            93,485
--------------------------------------------------------------------------------
            Total debt                              $1,123,874        $1,025,083
================================================================================

Senior Term Notes

In July 2002, the Company closed a $200,000 private placement of fixed and floating rate unsecured senior notes. The Company received $100,000 in July 2002 and received the remaining $100,000 in August 2002. The placement includes $112,500 of notes with fixed interest rates ranging from 5.48% to 6.23% and $88,500 of notes with interest rates indexed to three-, four- and five-year LIBOR ranging from 3.17% to 3.24% at July 31, 2002. The notes are due at maturity as follows: $55,500 in three years, $76,000 in four years and $68,500 in five years.

The senior term notes were issued by Credit. Interest on fixed rate notes is generally payable semi-annually. Interest rates on floating rate notes are indexed to either LIBOR or domestic money market rates and generally change every thirty to ninety days. Prepayments of the fixed rate notes are generally subject to a premium based on yield maintenance formulas. The weighted average interest rates on fixed rate notes were 7.3% at July 31, 2002 and 2001. The weighted average interest rates on floating rate notes were 2.9% at July 31, 2002 and 4.4% at July 31, 2001.

At July 31, 2002, $97,000 remained available for future issuances of term notes under the Company's September 2000 Medium Term Note Program.

Commercial Paper

The Company issues commercial paper with a maximum term of 270 days. The weighted average interest rates on commercial paper outstanding at July 31, 2002 and 2001 were 2.2% and 4.2%, respectively. The weighted average interest rates on commercial paper outstanding during the years ended July 31, 2002, 2001 and 2000 were 2.7%, 6.3% and 6.1%, respectively.

Bank Borrowings

At July 31, 2002, Credit had $425,000 of committed unsecured revolving credit facilities with various banks expiring as follows: $240,000 within one year and $185,000 on various dates from August 2003 through April 2006. Credit generally incurs a fee on the unused portion of these facilities. Borrowings under these credit facilities generally mature between one and ninety days and bear interest based on domestic money market rates or LIBOR, at Credit's option. The weighted average interest rates on borrowings outstanding at July 31, 2002 and 2001 were 2.4% and 4.4%, respectively. The weighted average interest rates on borrowings outstanding during the years ended July 31, 2002, 2001 and 2000 were 2.8%, 6.0% and 6.3%, respectively.

Asset Securitization Financings

Credit established an asset securitization facility in July 2001. The Company structured the terms of the facility so that securitization proceeds would be recorded as secured borrowings on its consolidated balance sheets and not as sales of receivables. Therefore, no gains on sales of securitized receivables would be recorded. The Company borrowed $125,000 in July 2001 and $100,000 in December 2001 under the facility. The Company borrowed another $100,000 in August 2002. The secured borrowings are without recourse to the Company.

The terms of the facility limit the amount that the Company can borrow to a minimum level of securitized receivables. When borrowings exceed the minimum level, the Company has the option to repay the excess or to securitize more receivables. The Company can securitize more receivables during the term of the facility. The facility expires January 31, 2003 subject to renewal. Upon the expiration of the facility, the Company has the option to repay borrowings outstanding or to convert them into term debt. The term debt would be repaid monthly in amounts equal to the collections of securitized receivables. Currently, the Company would exercise the conversion option. Based on the contractual payments of securitized receivables at July 31, 2002, the term debt would be fully repaid by November 2004.

Credit's unsecured senior debt agreements limit the amount of finance receivables that it can securitize to 40% of its finance receivables outstanding, approximately $578,000 at July 31, 2002. Based on this amount, Credit could securitize an additional $312,699 of finance receivables. The amount that Credit can borrow under the securitization facility is limited to 94% of securitized receivables.

Finance receivables in the accompanying consolidated balance sheets include $265,301 and $166,580 of securitized receivables at July 31, 2002 and 2001, respectively. The weighted average interest rates on borrowings outstanding at July 31, 2002 and 2001 were 1.8% and 4.0%, respectively. The weighted average interest rates on borrowings outstanding during the years ended July 31, 2002 and 2001 were 2.2% and 4.0%, respectively. The interest rate changes monthly.

Subordinated Debt

The 4.5% convertible subordinated notes were issued by Financial with an original maturity of May 2005. The Company called the notes for redemption in July 2002. The redemption was completed in August 2002; $56,223 of the notes were redeemed for cash and $34,965 of the notes were converted into 1,159,000 shares of the Company's common stock at the stated conversion price of $30.15625 per share.

The Company paid a $1,085 prepayment premium equal to 1.93% of the notes redeemed for cash. The premium, combined with the expensing of unamortized deferred debt issuance costs (which were being amortized over the term of the notes), resulted in a $1,736 non-recurring, pre-tax charge that will be recorded in the Company's first quarter of 2003.

Note holders also converted $7 and $5 of these notes into the Company's common stock in 2002 and 2001, respectively. The Company repurchased $4,300 principal amount of the notes in 2000 for $3,536 and $4,500 principal amount of these notes in 1999 for $3,815.

The 8.0% subordinated debentures mature March 1, 2003 with interest payable semi-annually. The debentures are subordinated to senior debt and other debt designated by the Board of Directors and to certain other liabilities as provided for in the debentures.

Other

Credit's debt agreements contain certain restrictive covenants including limitations on its indebtedness, encumbrances, dividends and other distributions to its parent, capital expenditures, net worth, interest coverage and sales of assets.

Long-term senior debt of $577,841 at July 31, 2002 comprised $277,000 of term notes, $55,000 of borrowings under bank credit facilities that expire after July 31, 2003, $13,230 of borrowings under bank credit facilities that expire before July 31, 2003 and $116,770 of commercial paper (that were both supported by credit facilities that expire after July 31, 2003) and $115,841 of the asset securitization financings. Long-term senior debt at July 31, 2002 is due as follows: $289,181 in 2004, $196,410 in 2005, $53,000 in 2006, $34,250 in 2007
and $5,000 in 2008. Long-term senior debt of $703,584 at July 31, 2001 comprised $425,084 of term notes, $86,060 of borrowings under bank credit facilities that expire after July 31, 2002, $58,000 of borrowings under bank credit facilities that expired before July 31, 2002 and $40,940 of commercial paper (that were both supported by credit facilities that expire after July 31, 2002) and $93,500 of the asset securitization financing.

NOTE 4--STOCKHOLDERS' EQUITY

The Company established a common stock repurchase program in August 1996 and expanded the program in August 1998 to include repurchases of its convertible subordinated notes. Through July 31, 2002, the Company has repurchased (and retired) 360,000 shares of common stock (423,000 shares as adjusted for stock splits) at a total cost of $6,734, and $8,800 principal amount of convertible notes at a total cost of $7,151. In 2002, the Company increased the amount available under the program by $13,383. There were no repurchases made in 2002. At July 31, 2002, $20,000 was available for future repurchases under the program.

In 2001, the Company and the majority of its warrant holders amended the warrant agreements for the purchase of the Company's common stock. The amendment permitted the warrant holders to exercise their warrants with previously owned common stock of the Company in lieu of cash.

In 2001, after the amendment, all of the Company's 1,607,000 outstanding warrants were exercised. The total proceeds to the Company were $4,497 (1,125,000 warrants at an exercise price of $2.83 per warrant and 482,000 warrants at an exercise price of $2.72 per warrant). The Company received $1,114 and 137,000 shares of its common stock at an average market value of $24.70 per share. These shares were held in treasury at July 31, 2002.

NOTE 5--STOCK PLANS

The Company's 1998 Stock Option/Restricted Stock Plan (the "1998 Plan") was approved by the Company's stockholders in December 1998. The 1998 Plan, as amended in February 2002 to include grants of restricted stock, provides for 2,500,000 incentive or non-qualified stock options or restricted stock to be granted to the Company's officers, other employees and directors. The 1998 Plan expires in September 2008. The Company's prior stock option plan expired in September 1999. Under both plans, the exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date granted and the term of an incentive stock option is limited to ten years.

Options outstanding at July 31, 2002 were generally granted with terms of five or six years and generally vest (become exercisable) over periods of three to five years. At July 31, 2002, 811,000 shares of common stock were available for future grants of stock options and restricted stock.

Stock option activity and related information is summarized as follows:

--------------------------------------------------------------------------------
                                                 Number of           Weighted
                                                  Options             Average
                                               (in thousands)     Exercise Price
================================================================================
Outstanding at July 31, 1999                         802              $15.00
  Granted                                            350               18.63
  Exercised                                          (98)               7.16
  Canceled                                           (14)              18.32
-------------------------------------------------------------
Outstanding at July 31, 2000                       1,040               16.92
  Granted                                            661               23.32
  Exercised                                         (135)              11.75
  Canceled                                            (8)              19.46
-------------------------------------------------------------
Outstanding at July 31, 2001                       1,558               20.06
  Granted                                            517               26.09
  Exercised                                         (242)              14.58
  Canceled                                           (81)              22.44
-------------------------------------------------------------
Outstanding at July 31, 2002                       1,752               22.49
=============================================================
Exercisable at July 31:
  2002                                               352              $19.10
  2001                                               375               17.05
  2000                                               360               15.66

The exercise prices of options outstanding at July 31, 2002 ranged from $7.89 to $28.85. Additional information by price range follows:

--------------------------------------------------------------------------------
                                                      Price Range
                                        ----------------------------------------
                                        Over $23        $18-$23        Under $12
================================================================================
Outstanding:
  Number (in thousands)                   1,069             633              50
  Weighted average
    exercise price                       $24.85          $19.53          $ 9.71
  Weighted average
    remaining contractual
    life (in years)                         5.3             4.0             0.9
Exercisable:
  Number (in thousands)                      13             311              28
  Weighted average
    exercise price                       $26.54          $19.50          $11.17


Pro forma amounts of net earnings and earnings per share, determined as if compensation expense attributable to stock options had been recognized using the fair value method under SFAS No. 123, follow:

--------------------------------------------------------------------------------
Years Ended July 31,                           2002          2001          2000
================================================================================
Net earnings:
  As reported                                $37,068       $31,616       $26,722
  Pro forma                                   34,865        29,825        25,394
Diluted earnings per share:
  As reported                                $  1.99       $  1.75       $  1.52
  Pro forma                                     1.90          1.67          1.46
Basic earnings per share:
  As reported                                $  2.23       $  1.99       $  1.79
  Pro forma                                     2.09          1.88          1.70

The Company estimated the following weighted average grant date fair values for options granted using the Black-Scholes option-pricing model based on the following assumptions:

--------------------------------------------------------------------------------
Years Ended July 31,                             2002         2001         2000
================================================================================
Weighted average grant
  date fair value                               $8.89        $8.88        $7.46
Assumptions:
  Weighted average risk-
    free interest rate                            3.3%         4.8%         5.9%
  Expected stock price
    volatility rate                                37%          37%          35%
  Weighted average expected
    life of options granted
    (in years)                                    4.2          4.5          4.8

In 2002, the Company established a Supplemental Retirement Benefit ("SERP") for its Chief Executive Officer ("CEO"). Under the SERP, the Company's CEO was granted 100,000 stock units (representing an equivalent number of shares of common stock) that will vest evenly over eight years, subject to certain forfeiture provisions.

In 2001, the Company established a Management Incentive Plan ("MIP") for its CEO. The MIP was approved by the Company's stockholders in December 2001. Under the MIP, the CEO can be awarded shares of restricted stock, in addition to a cash bonus, if the Company achieves certain performance goals for given fiscal periods. The total number of shares of restricted stock that can be awarded under the MIP is 500,000. The CEO received 50,000 shares of restricted stock in 2002 and 30,000 shares of restricted stock in 2001. In 2002, the CEO was also awarded 50,000 shares of restricted stock subject to the Company achieving certain performance goals for 2003. At July 31, 2002, 370,000 shares of restricted stock were available for future awards.

The Company also awarded 445,000 and 26,000 shares of restricted stock under the 1998 Plan to certain of its officers in 2002 and 2001, respectively. These shares, and the shares awarded under the MIP, vest evenly over eight years for the 2002 awards and over four years for the 2001 awards.

The restricted stock agreements and the SERP provide for full acceleration of vesting upon the occurrence of certain events including a sale of the Company, death or disability and qualifying terminations of employment. The expense from these awards is recognized over their respective vesting periods on a straight-line basis. The Company recorded compensation expense of $1,473 in 2002 and $76 in 2001 for the restricted stock awards and the SERP.

NOTE 6--EARNINGS PER COMMON SHARE

Earnings per common share was calculated as follows (in thousands, except per share amounts):

--------------------------------------------------------------------------------
Years Ended July 31,                           2002          2001          2000
================================================================================
Net earnings (used for
  basic earnings per share)                  $37,068       $31,616       $26,722
Effect of convertible
  securities                                   2,894         2,883         2,948
--------------------------------------------------------------------------------
Adjusted net earnings
  (used for diluted
earnings per share)                          $39,962       $34,499       $29,670
================================================================================
Weighted average common
  shares outstanding
  (used for basic earnings
  per share)                                  16,645        15,895        14,895
Effect of dilutive securities:
  Convertible notes                            3,024         3,024         3,095
  Stock options                                  424           302           206
  Restricted stock                                27            --            --
  Warrants                                        --           542         1,375
--------------------------------------------------------------------------------
Adjusted weighted average
  common shares and
  assumed conversions
  (used for diluted
  earnings per share)                         20,120        19,763        19,571
================================================================================
Net earnings per common share:
    Diluted                                  $  1.99       $  1.75       $  1.52
================================================================================
    Basic                                    $  2.23       $  1.99       $  1.79
================================================================================

NOTE 7--INCOME TAXES

The provision for income taxes comprised the following:

--------------------------------------------------------------------------------
Years Ended July 31,                         2002           2001           2000
================================================================================
Currently payable:
  Federal                                  $18,788        $15,223        $10,563
  State                                      3,818          2,810          1,639
--------------------------------------------------------------------------------
    Total                                   22,606         18,033         12,202
Deferred                                     1,468          2,118          4,708
--------------------------------------------------------------------------------
    Provision for
      income taxes                         $24,074        $20,151        $16,910
================================================================================


Income taxes computed at statutory federal rates are reconciled to the provision for income taxes as follows:

--------------------------------------------------------------------------------
Years Ended July 31,                           2002          2001          2000
================================================================================
Federal at statutory rates                   $21,400       $18,118       $15,271
State taxes (net of federal
  tax benefit)                                 2,480         2,033         1,639
Other                                            194            --            --
--------------------------------------------------------------------------------
    Provision for
      income taxes                           $24,074       $20,151       $16,910
================================================================================

Deferred income taxes comprised the tax effect of the following temporary differences:

--------------------------------------------------------------------------------
July 31,                                                2002             2001
================================================================================
Deferred tax liabilities:
  Leasing transactions                                $ 35,039         $ 34,013
  Finance income and other                               6,611            5,323
--------------------------------------------------------------------------------
    Total                                               41,650           39,336
--------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for possible losses                         (9,338)          (8,505)
  Other                                                 (1,757)          (1,744)
--------------------------------------------------------------------------------
    Total                                              (11,095)         (10,249)
--------------------------------------------------------------------------------
      Deferred income taxes                           $ 30,555         $ 29,087
================================================================================

NOTE 8--SALARIES AND OTHER EXPENSES

Salaries and other expenses comprised the following:

--------------------------------------------------------------------------------
Years Ended July 31,                          2002         2001          2000
================================================================================
Salaries and employee benefits              $11,716      $  9,714      $  7,836
Other expenses                                9,312         7,425         5,154
--------------------------------------------------------------------------------
    Total                                   $21,028       $17,139       $12,990
================================================================================

NOTE 9--LEASE COMMITMENTS

The Company occupies office space under leases expiring through 2007. At July 31, 2002, minimum future annual rentals due under these leases are $1,038 in 2003, $929 in 2004, $752 in 2005, $695 in 2006 and $325 in 2007. Office rent expense was $1,446 in 2002, $1,208 in 2001 and $1,012 in 2000.

NOTE 10--FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company's financial instruments comprise cash, finance receivables (excluding leases), commitments to extend credit and debt. The following methods were used to estimate the fair value of these financial instruments.

The carrying values of cash, commercial paper, bank borrowings and asset securitization financings approximated their fair values based on their short-term maturities.

The fair value of the senior term notes was approximately $521,900 and $524,800 at July 31, 2002 and 2001, respectively. These amounts were computed based on the future cash flows of the notes discounted at current interest rates for debt with similar terms and maturities.

The fair value of the 4.5% convertible notes was $92,947 at July 31, 2002, equal to their principal amount plus the call premium. At July 31, 2001, the carrying value of the notes approximated their fair value based on their quoted market price. The carrying values of the 8.0% subordinated debentures were estimated to approximate their fair value at July 31, 2002 and 2001 based on their future cash flows discounted at current rates for debt with a similar term and maturity.

It is not practicable for the Company to estimate the fair value of its finance receivables and commitments to extend credit. These financial instruments comprise a substantial number of transactions with commercial obligors in numerous industries, are secured by liens on various types of equipment and may be guaranteed by third parties. Any difference between the carrying value and the fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, third-party guarantee(s), payment history, yield, maturity, documentation and other legal matters, and many other subjective considerations of the buyer. In addition, the value received in a fair market sale of a transaction would be based on the terms of the sale, the documentation governing such sale, the Company's and the buyer's views of general economic conditions, industry dynamics, the Company's and the buyer's tax considerations, and numerous other factors. Information pertinent to estimating the fair value of finance receivables is presented in
Note 2.

NOTE 11--SELECTED QUARTERLY DATA (UNAUDITED)

--------------------------------------------------------------------------------
                                                              Earnings per Share
                                                     Net      ------------------
                                       Revenues    Earnings    Diluted     Basic
================================================================================
Fiscal 2002, three months ended:
  October 31, 2001                     $34,633      $8,832      $0.48      $0.53
  January 31, 2002                      34,589       9,222       0.50       0.56
  April 30, 2002                        34,188       9,406       0.50       0.56
  July 31, 2002                         35,367       9,608       0.51       0.57

Fiscal 2001, three months ended:
  October 31, 2000                     $33,093      $7,272      $0.41      $0.49
  January 31, 2001                      34,760       7,730       0.43       0.49
  April 30, 2001                        34,825       8,010       0.44       0.49
  July 31, 2001                         35,600       8,604       0.47       0.52


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

     The Company changed accountants in each of the last two fiscal years. The second change was the result of the problems encountered by Arthur Andersen LLP.

     On June 6, 2002, the Board of Directors, on the recommendation of the Audit Committee, appointed the firm of KPMG LLP as the Company's independent public accountants for the fiscal year ending July 31, 2002 and dismissed Arthur Andersen LLP ("Andersen"). Andersen's report on the financial statements of the Company for fiscal 2001 did not contain any adverse opinion or disclaimer of opinion nor was it in any way qualified or modified as to uncertainty, audit scope or accounting principles. The Company's financial statements for the year ended July 31, 2000 were audited by Eisner & Lubin LLP.

     The decision to change accountants was recommended by management and approved by the Audit Committee of the Board of Directors as well as the full Board.

     During fiscal 2001, and the interim period preceding the dismissal, there were not any disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. The Company has never been advised by Andersen that internal controls necessary for the Company to develop reliable financial statements do not exist or that any information has come to the attention of Andersen which would have caused it not to be able to rely on management's representations or that has made Andersen unwilling to be associated with the financial statements prepared by management. Andersen has not advised the Company of any need to significantly expand the scope of its audit or that information has come to their attention that upon further investigation may materially impact on the fairness or reliability of a previously issued audit report or financial statements issued or to be issued or which would cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements.

     Andersen has not advised the Company of any information which they concluded materially impacts upon the fairness or reliability of either a previously issued audit report, underlying financial statements or the financial statements issued or to be issued since the last financial statements covered by an audit report.

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


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information required by Item 10 is incorporated by reference from the information in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 10, 2002, except as to biographical information on Executive Officers that is contained in Item 1 of this Annual Report on Form 10-K.


Item 11. EXECUTIVE COMPENSATION
         ----------------------

     The information required by Item 11 is incorporated by reference from the information in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 10, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

                      Equity Compensation Plan Information

------------------------------------------------------------------------------
                                                          Number of securities
                             Number of     Weighted-   remaining available for
                         securities to       average     future issuance under
                        be issued upon      exercise       equity compensation
                           exercise of      price of          plans (excluding
                           outstanding   outstanding   securities reflected in
Plan category              options (a)   options (b)           column (a)) (c)
==============================================================================
Equity compensation
   plans approved by
   security holders          1,752,170        $22.49             1,181,200 (1)
Equity compensation
   plans not approved
   by security holders               -             -                     -
------------------------------------------------------------------------------
      Total                  1,752,170        $22.49             1,181,200
==============================================================================

   (1) Amount includes 811,200 stock options or shares of restricted stock available for future issuance under the Company's Amended and Restated 1998 Stock Option/Restricted Stock Plan and 370,000 shares of restricted stock available for future issuance under the Company's 2001 Management Incentive Plan.

     Other information required by Item 12 is incorporated by reference from the information in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 10, 2002.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

      The information required by Item 13 is incorporated by reference from the information in the Registrant's Definitive Proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 10, 2002.


PART IV

Item 14. CONTROLS AND PROCEDURES
         -----------------------

	This disclosure is not applicable for the current filing period.


Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

   (a)    Documents filed as part of this report:

     1.  Index to financial statements filed as part of this report:     Page
                                                                         ----
           Independent Auditors' Report                                  14
           Consolidated Balance Sheets as at July 31, 2002 and 2001      15
           Consolidated Statements of Stockholders' Equity for the
             fiscal years ended July 31, 2002, 2001 and 2000             16
           Consolidated Income Statements for the fiscal years ended
             July 31, 2002, 2001 and 2000                                17
           Consolidated Statements of Cash Flows for the fiscal years
             ended July 31, 2002, 2001 and 2000                          18
           Notes to Consolidated Financial Statements                    19-28

           The reports of the Company's two predecessor accountants, Arthur Andersen LLP and Eisner & Lubin LLP, set forth below, are hereby filed with and made a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Financial Federal Corporation

We have audited the accompanying consolidated balance sheet of Financial Federal Corporation and subsidiaries as of July 31, 2001 and the related consolidated statements of stockholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Financial Federal Corporation as of July 31, 2000 and the related statements of stockholders' equity, operations and cash flows for each of the two years in the period ended July 31, 2000 were audited by other auditors whose report dated August 31, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Federal Corporation and subsidiaries as of July 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
---------------------------------------------------
New York, New York
August 31, 2001

The above report is a copy of the previously issued Andersen accountants' report. This report has not been re-issued by Andersen.

-------------------------------------------------------------------------------


Independent Auditors' Report

To the Board of Directors and Shareholders
Financial Federal Corporation

     We have audited the accompanying consolidated statements of stockholders' equity, income and cash flows of Financial Federal Corporation and Subsidiaries for the year ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated operating results and cash flows of Financial Federal Corporation and Subsidiaries for the year ended July 31, 2000, in conformity with generally accepted accounting principles.


/s/ Eisner & Lubin LLP
---------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
August 31, 2000

     2.  Exhibits

Exhibit No.    Description of Exhibit
--------------------------------------------------------------------------
  3.1     (a)  Articles of Incorporation of the Registrant
  3.2     (a)  By-laws of the Registrant
  3.3     (a)  Form of Restated and Amended By-laws of the Registrant
  3.4     (g)  Certificate of Amendment of Articles of Incorporation dated
               December 9, 1998
  3.5     (g)  Restated  By-laws of the Registrant as  amended  through
               December 30, 1998
  3.6     (h)  Restated By-laws of the Registrant as amended through March
               7, 2000
  4.8     (d)  Indenture dated January 14, 1998 for Credit's Rule  144A
               Medium Term Note Program
  4.9     (e)  Indenture, dated as of April 15, 1998, between Registrant and First National Bank of Chicago for Registrant's  $100
               million 4.5% Convertible Subordinated  Notes due 2005
  4.10    (e)  Registration Rights Agreement, dated as of April 24, 1998, between Registrant and BancAmerica Robertson  Stephens,
               Donaldson, Lufkin &  Jenrette  Securities Corporation,
               Piper Jaffray Inc., CIBC Oppenheimer Corporation, Friedman,
               Billings, Ramsey & Co., Inc., Schroder & Co.  Inc., and
               Wheat, First Securities, Inc. for Registrant's $100 million
               4.5% Convertible Subordinated Notes due 2005
  4.11    (e)  Specimen 4.5% Convertible Subordinated Note Due 2005
  4.12    (e)  Specimen Common Stock Certificate
  4.13    (i)  Indenture dated September 20, 2000 for Financial  Federal
               Credit Inc.'s $200 million Rule 144A Medium Term Note program
 10.8     (a)  Form of Commercial Paper Note issued by the Registrant
 10.9     (a)  Form of Commercial Paper Note issued by Credit
 10.10    (a)  Stock Option Plan of the Registrant and forms of  related stock option agreements
 10.17    (b)  Deferred  Compensation Agreement dated  January  1,  1995 between Credit and Bernard G. Palitz.
 10.21    (c)  Form of Commercial Paper Dealer Agreement of Credit
 10.22    (c)  Form of Deferred Compensation Agreement with certain
               officers as filed under the Top Hat Plan with the Department of Labor
 10.25    (f)  Amended and Restated 1998 Stock Option/Restricted Stock Plan
               of the Registrant
 10.26    (h)  Deferred Compensation Agreement dated March 7, 2000 between the Registrant and Clarence Y. Palitz, Jr.
 10.27    (i)  2001 Management Incentive Plan for the Chief Executive
               Officer of the Registrant
 10.28    (i)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and its Chief Executive Officer
 10.29    (i)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and certain of its senior officers
 10.30    (k)  Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its Chief Executive Officer
 10.31    (k)  Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and certain of its senior officers
 10.32    *    Supplemental Retirement Benefit dated June 4, 2002 between the Registrant and its Chief Executive Officer
 12.1     *    Computation of Debt-To-Equity Ratio
 16.1     (j)  Letter of Eisner & Lubin LLP regarding change in
               Registrant's certifying accountants
 16.2     (l)  Letter of Arthur Andersen LLP to the Securities and
               Exchange Commission dated June 6, 2002 pursuant to Item
               304(a)(3) of Regulation S-K
 21.1     *    Subsidiaries of the Registrant
 23.1     *    Independent Auditors' consent from KPMG LLP
 23.2     *    Disclosure in lieu of consent from Arthur Andersen LLP
 23.3     *    Consent of Certified Public Accountants from Eisner & Lubin LLP
____________
*    Filed herewith.
(a) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-1
     (Registration No. 33-46662).
(b) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended
     July 31, 1995.
(c) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1996.

(d) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1998.
(e) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-56651).
(f) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-50962).
(g) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1999.
(h) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 2000.
(i) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 2001.
(j) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K/A filed on December 11, 2000.
(k) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 2002.
(l) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K filed on June 6, 2002.


   (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated June 6, 2002 reporting, under Item 4, the announcement of the appointment of KPMG LLP as the Company's independent auditors.

     The Company filed a report on Form 8-K dated July 2, 2002 reporting, under Item 5, the announcement of its $200 million institutional unsecured term financing.

     The Company filed a report on Form 8-K dated July 25, 2002 reporting, under Item 5, the announcement of the call of its 4.5% convertible subordinated notes for redemption.

     The Company filed a report on Form 8-K dated August 19, 2002 reporting, under Item 5, the announcement of the results of the call of its 4.5% convertible subordinated notes for redemption.

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


                                        FINANCIAL FEDERAL CORPORATION
                                        -----------------------------
                                        (Registrant)


                                  By:   /s/  Paul R. Sinsheimer
                                        -----------------------------
                                        Chairman of the Board, Chief
                                        Executive Officer and President


                                        October 25, 2002
                                        ----------------
                                        Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Lawrence B. Fisher                                    October 25, 2002
---------------------------------------------------        ----------------
Director                                                     Date


/s/  William C. MacMillen, Jr.                             October 25, 2002
---------------------------------------------------        ----------------
Director                                                     Date


/s/  Thomas F. Robards                                     October 25, 2002
---------------------------------------------------        ----------------
Director                                                     Date


/s/  H. E. Timanus, Jr.                                    October 25, 2002
---------------------------------------------------        ----------------
Director                                                     Date


/s/  Stephen D. Weinroth                                   October 25, 2002
---------------------------------------------------        ----------------
Director                                                     Date


/s/  Michael C. Palitz                                     October 25, 2002
---------------------------------------------------        ----------------
Executive Vice President, Treasurer, and Director            Date


/s/  Steven F. Groth                                       October 25, 2002
---------------------------------------------------        ----------------
Senior Vice President and Chief Financial Officer            Date
   (Principal Financial Officer)


/s/  David H. Hamm                                         October 25, 2002
---------------------------------------------------        ----------------
Vice President and Controller (Principal Accounting          Date
   Officer)

                                CERTIFICATIONS



I, Paul R. Sinsheimer, certify that:

1. I have reviewed this annual report on Form 10-K of Financial Federal Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:     October 25, 2002
          ----------------

                                   /s/ Paul R. Sinsheimer
                                   -------------------------------------
                                   Paul R. Sinsheimer
                                   Chief Executive Officer and President



--------------------------------------------------------------------------------


I, Steven F. Groth, certify that:

1. I have reviewed this annual report on Form 10-K of Financial Federal Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:     October 25, 2002
          ----------------

                                   /s/ Steven F. Groth
                                   -------------------------------------
                                   Steven F. Groth
                                   Chief Financial Officer and
                                   Senior Vice President

                           Section 906 Certification
               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                          PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Annual Report on Form 10-K of Financial Federal Corporation for the year ended July 31, 2002, each of the undersigned officers, being the Chief Executive Officer and the Chief Financial Officer, respectively, of Financial Federal Corporation, hereby certify pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-
Oxley Act of 2002, that:

     (1) such Annual Report on Form 10-K for the year ended July 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Annual Report on Form 10-K for the year ended July 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Financial Federal Corporation.


October 25, 2002                   /s/ Paul R. Sinsheimer
---------------                    -------------------------------------
Date                               Paul R. Sinsheimer
                                   Chief Executive Officer and President


October 25, 2002                   /s/ Steven F. Groth
----------------                   -------------------------------------
Date                               Steven F. Groth
                                   Chief Financial Officer and
                                   Senior Vice President

                                 EXHIBIT INDEX


Exhibit No.   Description of Exhibit                                  Page No.
-----------   ----------------------                                  --------
    3.1       Articles of Incorporation of the Registrant                  *
    3.2       By-laws of the Registrant                                    *
    3.3       Form of Restated and Amended By-laws of the Registrant       *
    3.4       Certificate of Amendment of Articles of Incorporation
              dated December 9, 1998                                       *
    3.5       Restated By-laws of the Registrant as amended through
              December 30, 1998                                            *
    3.6       Restated By-laws of the Registrant as amended through
              March 7, 2000                                                *
    4.8       Indenture dated January 14, 1998 for Credit's Rule 144A
              Medium Term Note Program                                     *
    4.9       Indenture, dated as of April 15, 1998, between Registrant
              and First National Bank of Chicago for Registrant's $100
              million 4.5% Convertible Subordinated Notes due 2005         *
    4.10      Registration Rights Agreement, dated as of April 24, 1998, between Registrant and BancAmerica Robertson Stephens,
              Donaldson, Lufkin & Jenrette Securities Corporation, Piper
              Jaffray Inc., CIBC Oppenheimer Corporation, Friedman,
              Billings, Ramsey & Co., Inc., Schroder & Co. Inc., and
              Wheat, First Securities, Inc. for Registrant's $100
              million 4.5% Convertible Subordinated Notes due 2005         *
    4.11      Specimen 4.5% Convertible Subordinated Note Due 2005         *
    4.12      Specimen Common Stock Certificate                            *
    4.13      Indenture dated September 20, 2000 for Financial Federal
              Credit Inc.'s $200 million Rule 144A Medium Term Note
              program                                                      *
   10.8       Form of Commercial Paper Note issued by the Registrant       *
   10.9       Form of Commercial Paper Note issued by Credit               *
   10.10      Stock Option Plan of the Registrant and forms of related
              stock option agreements                                      *
   10.17      Deferred Compensation Agreement dated January 1, 1995
              between Credit and Bernard G. Palitz.                        *
   10.21      Commercial Paper Dealer Agreement, dated April 23, 1996,
              between Credit and BA Securities, Inc.                       *
   10.22      Form of Deferred Compensation Agreement with certain
              officers as filed under the Top Hat Plan with the
              Department of Labor                                          *
   10.25      Amended and Restated 1998 Stock Option/Restricted Stock
              Plan of the Registrant                                       *
   10.26      Deferred Compensation Agreement dated March 7, 2000 between
              the Registrant and Clarence Y. Palitz, Jr.                   *
   10.27      2001 Management Incentive Plan for the Chief Executive
              Officer of the Registrant                                    *
   10.28      Form of Restricted Stock Agreement between the Registrant
              and its Chief Executive Officer                              *
   10.29      Form of Restricted Stock Agreement between the Registrant
              and certain senior officers                                  *
   10.30      Form of Restricted Stock Agreement dated March 1, 2002
              between the Registrant and its Chief Executive Officer       *
   10.31      Form of Restricted Stock Agreement dated March 1, 2002
              between the Registrant and certain of its senior officers    *
   10.32      Supplemental Retirement Benefit dated June 4, 2002 between
              the Registrant and its Chief Executive Officer              38
   12.1       Computation of Debt-To-Equity Ratio                         41
   16.1       Letter of Eisner & Lubin LLP regarding change in
              Registrant's certifying accountants                          *
   16.2       Letter of Arthur Andersen LLP to the Securities and Exchange
              Commission dated June 6, 2002 pursuant to Item 304(a)(3) of
              Regulation S-K                                               *
   21.1       Subsidiaries of the Registrant                              42
   23.1       Independent Auditors' consent from KPMG LLP                 43
   23.2       Disclosure in lieu of consent from Arthur Andersen LLP      44
   23.3       Consent of Certified Public Accountants from Eisner &
              Lubin LLP                                                   45
____________
*Previously filed with the Securities and Exchange Commission as an exhibit.