Form 10-Q
period 2002-10-31
FINANCIAL FEDERAL CORP
filed 2002-12-09
CIK 854711

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended October 31, 2002


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

At December 2, 2002, 18,571,398 shares of Registrant's common stock, $.50 par value, were outstanding.

=============================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2002


                                TABLE OF CONTENTS



Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheets at October 31, 2002 (unaudited)
            and July 31, 2002 (audited)                                  3

          Consolidated Statements of Stockholders' Equity for the
            three months ended October 31, 2002 and 2001 (unaudited)     4

          Consolidated Income Statements for the three months ended
            October 31, 2002 and 2001 (unaudited)                        5

          Consolidated Statements of Cash Flows for the three months
            ended October 31, 2002 and 2001 (unaudited)                  6

          Notes to Consolidated Financial Statements                     7-10


Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   10-16

Item 4    Controls and Procedures                                       16


Part II - Other Information
--------------------------------------------------------------------

Item 2    Changes in Securities                                         16

Item 6    Exhibits and Reports on Form 8-K                              16

Signatures                                                              17

Certifications                                                          18-19

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                         (In thousands, except par value and number of shares)


                                                                               October 31,      July 31,
                                                                                    2002 *          2002
========================================================================================================
ASSETS

Finance receivables                                                             $1,438,465    $1,436,469
Allowance for possible losses                                                      (24,227)      (24,171)
--------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                   1,414,238     1,412,298

Cash                                                                                 8,295         7,092
Other assets                                                                        27,779        28,456
--------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                             $1,450,312    $1,447,846
========================================================================================================

LIABILITIES

Senior debt:
     Long-term                                                                    $716,760      $577,841
     Short-term                                                                    358,291       452,555
Subordinated debt                                                                       --        93,478
Accrued interest, taxes and other liabilities                                       51,543        44,848
Deferred income taxes                                                               30,555        30,555
--------------------------------------------------------------------------------------------------------
     Total liabilities                                                           1,157,149     1,199,277
--------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued                --            --
Common stock - $.50 par value, authorized 100,000,000 shares; shares issued and outstanding (net of 136,961 treasury shares): 18,570,023
     at October 31, 2002 and 17,372,184 at July 31, 2002                             9,285         8,686
Additional paid-in capital                                                         103,317        67,595
Retained earnings                                                                  180,561       172,288
--------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                    293,163       248,569
--------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,450,312    $1,447,846
========================================================================================================

          *  Unaudited

          The notes to consolidated financial statements are made a part hereof.

                                                    3

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY *
                                             (In thousands)


                                                             Common Stock - $.50 Par Value
                                                        ----------------------------------
                                                        Number                  Additional
                                                            of                     Paid-in      Retained
Three Months Ended October 31, 2001                     Shares     Par Value       Capital      Earnings
========================================================================================================
Balance at July 31, 2001                                16,540        $8,270       $62,921      $135,220
     Shares issued under employee stock plans               97            49           329
     Compensation recognized under
        employee stock plans                                                            38
     Net earnings                                                                                  8,832
--------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2001                             16,637        $8,319       $63,288      $144,052
========================================================================================================

                                                             Common Stock - $.50 Par Value
                                                        ----------------------------------
                                                        Number                  Additional
                                                            of                     Paid-in      Retained
Three Months Ended October 31, 2002                     Shares     Par Value       Capital      Earnings
========================================================================================================
Balance at July 31, 2002                                17,372        $8,686       $67,595      $172,288
     Conversion of subordinated debt                     1,159           580        34,439
     Shares issued under employee stock plans               39            19           305
     Compensation recognized under
        employee stock plans                                                           703
     Tax benefit from stock options                                                    275
     Net earnings                                                                                  8,273
--------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2002                             18,570        $9,285      $103,317      $180,561
========================================================================================================

          *  Unaudited

          The notes to consolidated financial statements are made a part hereof.

                                                    4

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED INCOME STATEMENTS *
                                (In thousands, except per share amounts)


Three Months Ended October 31,                                                        2002          2001
========================================================================================================
Finance income                                                                     $34,971       $34,633

Interest expense                                                                    12,378        14,156
--------------------------------------------------------------------------------------------------------
     Net finance income before provision for possible
          losses on finance receivables                                             22,593        20,477

Provision for possible losses on finance receivables                                 1,550         1,025
--------------------------------------------------------------------------------------------------------
     Net finance income                                                             21,043        19,452

Salaries and other expenses                                                          5,556         4,893
Loss on redemption of convertible debt                                               1,737          --
--------------------------------------------------------------------------------------------------------
     Earnings before income taxes                                                   13,750        14,559

Provision for income taxes                                                           5,477         5,727
--------------------------------------------------------------------------------------------------------
          NET EARNINGS                                                              $8,273        $8,832
========================================================================================================
EARNINGS PER COMMON SHARE:
          Diluted                                                                    $0.45         $0.48
========================================================================================================
          Basic                                                                      $0.47         $0.53
========================================================================================================

          *  Unaudited

          The notes to consolidated financial statements are made a part hereof.

                                                    5

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                             (In thousands)


Three Months Ended October 31,                                                        2002          2001
========================================================================================================
Cash flows from operating activities:
     Net earnings                                                                   $8,273        $8,832
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables                         1,550         1,025
        Depreciation and amortization                                                4,331         2,946
        Loss on redemption of convertible debt                                       1,737          --
        Deferred income taxes                                                         --             400
        Increase in other assets                                                      (858)           (4)
        Increase (decrease) in accrued interest, taxes and other liabilities         7,153          (907)
--------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                       22,186        12,292
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables:
          Originated                                                              (184,150)     (182,116)
          Collected                                                                177,511       163,019
--------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                           (6,639)      (19,097)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Commercial paper - maturities 90 days or less (net)                           (68,874)       (3,854)
     Commercial paper - maturities greater than 90 days:
          Proceeds                                                                  41,977        14,243
          Repayments                                                               (27,578)      (18,772)
     Bank borrowings - net proceeds (repayments)                                   (40,870)       69,450
     Proceeds from senior term notes                                               100,000          --
     Proceeds from asset securitization financing                                  100,000          --
     Repayments of senior term notes                                               (60,000)      (55,000)
     Redemptions of subordinated debt                                              (59,598)         --
     Proceeds from exercise of stock options                                           324           335
     Other                                                                             275           217
--------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities            (14,344)        6,619
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                      1,203          (186)
Cash - beginning of period                                                           7,092        10,251
--------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                                $8,295       $10,065
========================================================================================================
Supplemental disclosures of cash flow information:
     Interest paid                                                                 $11,169       $13,934
========================================================================================================
     Income taxes paid                                                              $1,933        $1,925
========================================================================================================

          *  Unaudited

          The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands, except per share amounts and number of shares)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at October 31, 2002 and the results of operations and cash flows of the Company for the three month periods ended October 31, 2002 and 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The consolidated results of operations for the three month periods ended October 31, 2002 and 2001 are not necessarily indicative of the results for the respective full years.

     Effective August 1, 2002, the Company began classifying assets received to satisfy finance receivables (repossessed equipment) as other assets. Prior to August 1, 2002, the Company included these assets in finance receivables. Assets received to satisfy finance receivables are initially written-down to their current estimated net liquidation value by a charge to the allowance for possible losses and any subsequent write-downs and recoveries are reflected in operating income or expense. Certain prior year amounts were reclassified to reflect this change. In addition, the Company reduced the number of days, from 120 to 90, that a receivable must be past due to be classified as non-accrual. This change did not have a significant impact on the Company's operations, and increased finance receivables on non-accrual at October 31, 2002 by $3,102. Management made these changes to conform to industry practice.

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

New Accounting Standard
     On August l, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required gains and losses from extinguishment of debt to be classified as an extraordinary item. As a result of the rescission of SFAS No. 4, the $1,737 loss incurred by the Company on the August 2002 redemption of its convertible notes (see Note 3) has been reported as a separate item in operating income instead of an extraordinary item net of income taxes.


NOTE 2 - FINANCE RECEIVABLES

     Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and investments in direct financing leases as follows:

     =====================================================================
                                                 October 31,      July 31,
                                                        2002          2002
     =====================================================================
     Loans:
        Fixed rate                                $1,034,233    $1,009,275
        Floating rate                                 99,944       100,558
     ---------------------------------------------------------------------
           Total loans                             1,134,177     1,109,833
     Direct financing leases                         304,288       326,636
     ---------------------------------------------------------------------
              Finance receivables                 $1,438,465    $1,436,469
     =====================================================================

     Direct financing leases include residual values of $51,926 at October 31, 2002 and $57,432 at July 31, 2002.

     Non-performing assets include finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment) as follows:

     =====================================================================
                                                 October 31,      July 31,
                                                        2002          2002
     =====================================================================
     Finance receivables classified as
        non-accrual                                  $36,688       $29,374
     Assets received to satisfy finance
        receivables                                   23,404        23,788
     ---------------------------------------------------------------------
           Non-performing assets                     $60,092       $53,162
     =====================================================================


     The activity of the allowance for possible losses is summarized as follows:

     =====================================================================
     Three Months Ended October 31,                     2002          2001
     =====================================================================
     Beginning balance                               $24,171       $21,938
        Provision                                      1,550         1,025
        Write-downs                                   (2,190)       (1,620)
        Recoveries                                       696           892
     ---------------------------------------------------------------------
     Ending balance                                  $24,227       $22,235
     =====================================================================
     Percentage of finance receivables                  1.68%         1.68%
     =====================================================================
     Net credit losses *                             $ 1,494       $   728
     =====================================================================
     Loss ratio **                                      0.41%         0.22%
     =====================================================================
     *   write-downs less recoveries
     ** net credit losses over average finance receivables, annualized

     The Company also provides commitments to extend credit. These commitments contain off-balance sheet risk. The Company uses the same credit policies and procedures in making these commitments as it does for finance receivables, as the credit risks are substantially the same. At October 31, 2002 and July 31, 2002, the unused portion of these commitments was $6,464 and $5,636, respectively.


NOTE 3 - DEBT

     Debt is summarized as follows:

     =====================================================================
                                                 October 31,      July 31,
                                                        2002          2002
     =====================================================================
     Senior debt:
        Fixed rate term notes due 2003 - 2008     $  427,500    $  423,750
        Floating rate term notes due 2003 - 2008     122,500        86,250
     ---------------------------------------------------------------------
           Total term notes                          550,000       510,000
     Asset securitization financings                 325,000       225,000
     Commercial paper                                172,691       227,166
     Bank borrowings                                  27,360        68,230
     ---------------------------------------------------------------------
              Total senior debt                    1,075,051     1,030,396
     Subordinated debt
        4.5% convertible subordinated notes               --        91,188
        8.0% subordinated debentures                      --         2,290
     ---------------------------------------------------------------------
              Total subordinated debt                     --        93,478
     ---------------------------------------------------------------------
                 Total debt                       $1,075,051    $1,123,874
     =====================================================================

Senior Term Notes
     In August 2002, the Company received the remaining $100,000 of its July 2002 $200,000 private placement of fixed and floating rate unsecured senior notes. The placement includes $112,500 of fixed rate notes and $88,500 of floating rate notes. The notes are due at maturity as follows: $55,500 in three years, $76,000 in four years and $68,500 in five years.

     Interest on fixed rate notes is generally payable semi-annually. Interest rates on floating rate notes are indexed to either LIBOR or domestic money market rates and generally change every thirty to ninety days. Prepayments of the fixed rate notes are generally subject to a premium based on yield maintenance formulas.

Asset Securitization Financings
     In August 2002, the Company completed its third transaction under its asset securitization facility obtaining proceeds of $100,000. The Company structured the terms of the facility so that securitization proceeds would be recorded as secured borrowings on its consolidated balance sheets and not as sales of receivables. Therefore, no gains on sales of securitized receivables would be recorded. The secured borrowings are without recourse to the Company. The terms of the facility provide for committed revolving financing for a one year term that, if not renewed prior to the current expiration date of January 31, 2003, can be converted into term debt at the Company's option. Finance receivables in the accompanying consolidated balance sheets include $377,286 and $265,301 of securitized receivables at October 31, 2002 and July 31, 2002, respectively.

     The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, approximately $570,000 at October 31, 2002. Therefore, the Company could securitize approximately $192,714 of additional finance receivables at October 31, 2002. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

Bank Borrowings
     At October 31, 2002, the Company had $405,000 of committed unsecured revolving credit facilities with various banks expiring as follows: $220,000 within one year and $185,000 on various dates from December 2003 through April 2006. Borrowings under these credit facilities generally mature between one and ninety days and bear interest based on domestic money market rates or LIBOR.

Subordinated Debt
     In July 2002, the Company called its 4.5% convertible subordinated notes, with an original maturity of May 2005, for redemption. The redemption was completed in August 2002; $56,223 of the notes were redeemed for cash and $34,965 of the notes were converted into 1,159,000 shares of the Company's common stock at the stated conversion price of $30.15625 per share.

     The Company paid a $1,085 prepayment premium equal to 1.93% of the notes redeemed for cash. The premium, combined with the expensing of unamortized deferred debt issuance costs (which were being amortized over the term of the notes), resulted in a $1,737 pre-tax charge.

     The Company also redeemed for cash its 8.0% subordinated debentures, with a maturity of March 2003, in October 2002 at face value.

Other
     The debt agreements of the Company's major operating subsidiary contain certain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the Company's debt agreements contain a material adverse change clause.

     Long-term senior debt comprised the following:

     =====================================================================
                                                 October 31,      July 31,
                                                        2002          2002
     =====================================================================
     Term notes                                     $375,000      $277,000
     Bank borrowings and commercial paper
        supported by bank credit facilities
        that expire after October 31, 2002
        and July 31, 2002, respectively              185,000       185,000
     Asset securitization financings                 156,760       115,841
     ---------------------------------------------------------------------
           Total long-term senior debt              $716,760      $577,841
     =====================================================================

NOTE 4 - EARNINGS PER COMMON SHARE

     Earnings per common share was calculated as follows (in thousands, except per share amounts):

     =====================================================================
     Three Months Ended October 31,                     2002          2001
     =====================================================================
     Net earnings (used for basic earnings
        per share)                                    $8,273        $8,832
     Effect of convertible securities                    115           733
     ---------------------------------------------------------------------
           Adjusted net earnings (used for diluted
              earnings per share)                     $8,388        $9,565
     =====================================================================
     Weighted average common shares outstanding
        (used for basic earnings per share)           17,761        16,557
     Effect of dilutive securities:
        Stock options                                    465           357
        Restricted stock                                  75            --
        Convertible notes                                493         3,024
     ---------------------------------------------------------------------
           Adjusted weighted average common shares
              and assumed conversions (used for
              diluted earnings per share)             18,794        19,938
     =====================================================================
     Net earnings per common share:
        Diluted                                        $0.45         $0.48
     =====================================================================
        Basic                                          $0.47         $0.53
     =====================================================================


PART I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for possible losses on finance receivables, impairments of finance receivables, assets received to satisfy receivables and residual values on direct financing leases. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

     The allowance for possible losses on finance receivables is estimated by management based on total finance receivables, historical and expected credit losses, the level of delinquencies and management's current assessments of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties the Company may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. Changes in the level of the allowance may be necessary based on unexpected changes in these factors.

     Impaired finance receivables are written-down to the current estimated fair value of the underlying collateral. Assets received to satisfy receivables are written-down to their current estimated fair value less selling costs. Management estimates these amounts based on the prevailing market value and condition of the collateral. Adverse changes in the collateral's market value and condition would cause the Company to incur additional write-downs.

     The Company records residual values on its direct financing leases at the lowest of (i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) the estimated fair value of the equipment at the end of the lease. The Company may not be able to realize the full amount of the estimated residual value recorded due to subsequent adverse changes in equipment values which would cause the Company to book a write-down.

RESULTS OF OPERATIONS

Comparison of three months ended October 31, 2002 to three months ended October 31, 2001
--------------------------------------------------------------------------------
     Net earnings decreased by 6% to $8.3 million in the first quarter of fiscal 2003 from $8.8 million in the first quarter of fiscal 2002. Excluding the $1.7 million loss on the redemption of the Company's convertible debt in the first quarter of fiscal 2003 (net of income taxes), net earnings increased by 6% to $9.4 million in the first quarter of fiscal 2003 from $8.8 million in the first quarter of fiscal 2002. The increase was primarily due to lower market interest rates and finance receivables growth, partially offset by increases in salaries and other expenses and higher net credit losses.

     Finance income increased by 1% to $35.0 million in the first quarter of fiscal 2003 from $34.6 million in the first quarter of fiscal 2002. The increase was primarily due to the 9% ($122 million) increase in average finance receivables outstanding to $1.441 billion in the first quarter of fiscal 2003 from $1.318 billion in the first quarter of fiscal 2002, offset by the decrease in the net yield of finance receivables as a result of declining market interest rates and, to a lesser extent, an increase in the level of finance receivables on non-accrual. Finance receivables originated in the first quarters of fiscal 2003 and 2002 were $184 million and $182 million, respectively.

     Interest expense, incurred on borrowings used to fund finance receivables, decreased by 13% to $12.4 million in the first quarter of fiscal 2003 from $14.2 million in the first quarter of fiscal 2002. The decrease was primarily due to the decrease in the Company's weighted average cost of borrowed funds that resulted from lower average market interest rates and the August 2002 conversion/redemption of the Company's convertible debt, partially offset by the increase in fixed rate term debt and the 6% ($61 million) increase in average debt outstanding.

     Net finance income before provision for possible losses on finance receivables increased by 10% to $22.6 million in the first quarter of fiscal 2003 from $20.5 million in the first quarter of fiscal 2002. Net finance income before provision for possible losses expressed as a percentage of average finance receivables outstanding ("net interest margin") increased to 6.2% in the first quarter of fiscal 2003 from 6.1% in the first quarter of fiscal 2002. The increase was primarily due to declining market interest rates and, to a lesser extent, the decrease in the Company's leverage to 3.7 at October 31, 2002 from
4.8 at October 31, 2001.

     The provision for possible losses on finance receivables increased by 51% to $1.6 million in the first quarter of fiscal 2003 from $1.0 million in the first quarter of fiscal 2002 primarily due to higher net credit losses. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level considered appropriate by management. Management estimated the allowance based on various factors as described in the Receivable Portfolio and Asset Quality section herein.

     Salaries and other expenses increased by 14% to $5.6 million in the first quarter of fiscal 2003 from $4.9 million in the first quarter of fiscal 2002. The increase was primarily due to salary increases and increases in costs associated with problem accounts. Problem accounts are defined as customers that the Company has incurred legal and/or other costs in its efforts to collect amounts due.

     Diluted earnings per share decreased by 6% to $0.45 per share in the first quarter of fiscal 2003 from $0.48 per share in the first quarter of fiscal 2002, and basic earnings per share decreased by 11% to $0.47 per share in the first quarter of fiscal 2003 from $0.53 per share in the first quarter of fiscal 2002. The percentage change in basic earnings per share was lower than the percentage change in net earnings primarily due to the issuance of 1.16 million shares of common stock from the August 2002 conversion of $35.0 million of debt. Diluted and basic earnings per share for the first quarter of fiscal 2003, excluding the loss on redemption of convertible debt, $1.1 million net of income tax, were $0.51 and $0.53, respectively.


RECEIVABLE PORTFOLIO AND ASSET QUALITY

     Finance receivables outstanding increased by less than 1% ($2.0 million) to $1.438 billion at October 31, 2002 from $1.436 billion at July 31, 2002 (reflects the reclassification of assets received to satisfy receivables to other assets). Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and investments in direct financing leases. At October 31, 2002, loans totaled $1.134 billion, or 79% of finance receivables, and leases totaled $304.0 million, or 21% of finance receivables.

     The Company has an allowance for possible losses on finance receivables on its balance sheet. The purpose of the allowance is to account for any losses that have been incurred at the balance sheet date. Losses are recorded when management has reason to expect that all amounts contractually due will not be collected from the combination of the obligor/lessee, any guarantor and the sale of any collateral repossessed by the Company.

     The allowance for possible losses was $24.2 million at October 31, 2002 and July 31, 2002. The allowance level was 1.68% of finance receivables at October 31, 2002 and at July 31, 2002. Management periodically reviews the allowance to determine that its level is appropriate.

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

     Commencing with the first quarter of fiscal 2003, the Company reduced the number of days, from 120 to 90, that a receivable must be past due to be classified as non-accrual. This change did not have a significant impact on the Company's operations. In addition, the Company has reclassified repossessed equipment from finance receivables to other assets. The Company made these changes to better conform to industry practice. The amounts of finance receivables on non-accrual and repossessed equipment for the previous five fiscal quarters are presented below (in millions):

  =============================================================================
  Three Months Ended:   10/31/2002  7/31/2002  4/30/2002  1/31/2002  10/31/2001
  =============================================================================
  Non-accrual finance
   receivables               $36.7*     $29.4      $27.7      $27.0       $28.6
  Repossessed equipment       23.4       23.8       21.8       19.3        13.2
  -----------------------------------------------------------------------------
     Total non-performing
      assets                 $60.1      $53.2      $49.5      $46.3       $41.8
  =============================================================================
     Percentage of total
      finance receivables      4.2%       3.7%       3.5%       3.4%        3.2%
  =============================================================================
     * includes $3.1 million (0.2% of total finance receivables) arising from the reduction in the number of days past due, from 120 to 90 days, for classification as non-accrual

     Delinquent finance receivables (transactions with a contractual payment more than 60 days past due) were $27.0 million (1.9% of total finance receivables) at October 31, 2002 compared to $32.4 million (2.3% of total finance receivables) at July 31, 2002 and $34.4 million (2.6% of total finance receivables) at October 31, 2001. Approximately half of the Company's non-accruing finance receivables at October 31, 2002 were not delinquent.

     Net credit losses (write-downs of receivables less subsequent recoveries) incurred on finance receivables increased by 105% to $1.5 million in the first quarter of fiscal 2003 from $728,000 in the first quarter of fiscal 2002. Net credit losses, expressed as a percentage of average finance receivables outstanding ("loss ratio"), increased to 0.41% in the first quarter of fiscal 2003 from 0.22% in the first quarter of fiscal 2002. Net credit losses have been increasing due to the increase in the amount of repossessed equipment and declining equipment values.

     Non-performing assets and net credit losses have been increasing primarily due to the weak domestic economy. A weak economy increases the possibility that customers will pay late, stop paying, declare or be forced into bankruptcy or liquidate their businesses and also causes collateral values to decline. Continued weakness in the economy could result in additional increases in the levels of non-performing assets and net credit losses. Increases in net credit losses would have a negative effect on earnings through additional increases in the provision for possible losses. Increases in non-performing assets would have a negative effect on earnings by reducing revenue. Although non-performing assets and net credit losses have increased and could continue to increase, their current and expected levels remain below current and historical industry experience.

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

     The Company's senior term notes are rated "BBB" by Fitch, Inc. ("Fitch") and the Company's commercial paper is rated "F-2" by Fitch. The Company's access to capital markets at competitive rates is partly dependent on these credit ratings. Fitch reported in July 2002 that its ratings outlook for the Company is stable. The debt agreements of the Company's major operating subsidiary contain certain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the Company's debt agreements contain a material adverse change clause.

     Total debt decreased by 4% ($48.9 million) to $1.075 billion at October 31, 2002 from $1.124 billion at July 31, 2002 and stockholders' equity increased by 18% ($44.6 million) to $293.2 million at October 31, 2002 from $248.6 million at July 31, 2002. As a result, leverage (debt to equity ratio) decreased to 3.7 at October 31, 2002 from 4.5 at July 31, 2002. The decrease in debt and the increase in equity were primarily due to the conversion of $35.0 of debt into equity in August 2002 and net earnings of $8.3 million in the first fiscal quarter of 2003.

     At October 31, 2002, debt comprised the following (in millions):

     =====================================================================
                                                     Amount        Percent
     =====================================================================
     Senior term notes                             $  550.0             51%
     Assets securitization financings                 325.0             30
     Commercial paper                                 172.7             16
     Borrowings under bank credit facilities           27.4              3
     ---------------------------------------------------------------------
          Total debt                               $1,075.1            100%
     =====================================================================

Senior Term Notes
     In August 2002, the Company received the remaining $100.0 million of its July 2002 $200.0 million private placement of fixed and floating rate unsecured senior notes and used the proceeds to repay borrowings under bank credit facilities and commercial paper.

     In the first quarter of fiscal 2003, the Company repaid $60.0 million of unsecured senior term notes at maturity with proceeds from borrowings under bank credit facilities.

     At October 31, 2002, the $550.0 million of senior term notes comprised $470.0 million of private placements with insurance companies and $80.0 million of bank term loans.

Bank Credit Facilities
     At October 31, 2002, the Company had $405.0 million of committed unsecured revolving credit facilities from thirteen banks (a decrease of $20.0 million from July 31, 2002). This amount includes $210.0 million of facilities with original terms ranging from two to five years and $195.0 million of facilities with original terms of one year or less. At October 31, 2002, $27.4 million was outstanding under the multi-year facilities, with maturities between one and thirty days.

     These facilities provide the Company with a dependable, low-cost source of funds and support for its commercial paper program. The Company can borrow the full amount under each facility. None of the credit facilities are for commercial paper back-up only.

Commercial Paper
     The Company issues commercial paper directly and through a $350.0 million program. The Company's commercial paper is unsecured and matures within 270 days. The Company has not obtained commitments from any purchaser of its commercial paper for additional or future purchases. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. Commercial paper outstanding at October 31, 2002 was $172.7 million. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

Asset Securitization Financings
     In August 2002, the Company obtained $100.0 million from its third transaction under its asset securitization facility established in July 2001. The Company used the proceeds to repay borrowings under bank credit facilities and commercial paper. The Company structured the terms of the facility so that any securitization proceeds obtained would be classified as debt by the Company and not as sales of receivables for financial reporting purposes. Therefore, the Company has not recorded any gains on sales of securitized receivables. At October 31, 2002, the Company had $325.0 million of asset securitization financings accounted for as secured borrowings included in senior debt on its October 31, 2002 Consolidated Balance Sheet.

     The terms of the securitization facility limit the amount that the Company can borrow to a minimum level of securitized receivables. When borrowings exceed the minimum level, the Company has the option to repay the excess or to securitize more receivables. The Company can securitize more receivables during the term of the facility. The facility expires January 31, 2003. The Company currently intends to renew the facility for another year. Upon the expiration of the facility, the Company has the option to repay borrowings outstanding or to convert them into term debt. The term debt would be repaid monthly in amounts equal to the collections of securitized receivables. Currently, the Company would exercise the conversion option. Based on the contractual payments of securitized receivables at October 31, 2002, the term debt would be fully repaid by January 2005.

     The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, approximately $570.0 million at October 31, 2002. Therefore, the Company could securitize approximately $192.7 million of additional finance receivables at October 31, 2002. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

Convertible Notes
     In July 2002, the Company called its 4.5% convertible subordinated notes, with an original maturity of May 2005, for redemption. The redemption was completed in August 2002; $56.2 million of the notes were redeemed for cash and $35.0 million of the notes were converted into 1.16 million shares of the Company's common stock at the stated conversion price of $30.15625 per share. The Company called the notes because they were an expensive form of financing considering their dilution and their cost relative to current market interest rates. The Company also had the resources to do so from the aforementioned recent debt issuances. The Company paid a $1.1 million prepayment premium equal to 1.93% of the notes redeemed for cash.


MARKET INTEREST RATE RISK AND SENSITIVITY

     The Company's earnings are sensitive to fluctuations in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates and the prime rate). Changes in these rates affect the Company's finance income and interest expense. Generally, based on the current mix of fixed rate and floating rate finance receivables and debt, increases in rates would have a negative impact on earnings, and decreases in rates would have a positive impact on earnings because the Company has more floating rate and short-term debt than fixed rate term debt, and more fixed rate finance receivables than floating rate finance receivables. As a result, when market interest rates rise, the Company's borrowing costs would increase faster than the yield on its finance receivables. Conversely, when market interest rates decline, the Company's borrowing costs would decrease faster than the yield on its finance receivables. These effects would diminish over time. In addition, since the Company's interest earning assets exceed its interest bearing liabilities, eventually, decreases in rates would reduce net earnings and increases in rates would increase net earnings. These broad statements do not take into account the effects of other economic conditions that could accompany interest rate fluctuations.

     The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability. The net interest spread for the first quarters of fiscal 2003 and 2002 follow:

     =====================================================================
     Three Months Ended October 31,                     2002          2001
     =====================================================================
     Net yield of finance receivables                    9.6%         10.3%
     Weighted average cost of borrowed funds             4.5           5.4
     ---------------------------------------------------------------------
          Net interest spread                            5.1%          4.9%
     =====================================================================

     The increase in the net interest spread resulted from lower market interest rates. At October 31, 2002, market interest rates were at their lowest levels in over forty years and declined further in November 2002. The net interest spread may increase in the remaining quarters of fiscal 2003 primarily due to the 40-50 basis point (0.40%-0.50%) decline in market interest rates in November 2002 and the scheduled repayment, over the next seven months, of $123.0 million of term debt bearing fixed rates of interest above current market rates. This will be partially offset by new finance receivables originated at current rates that are lower than the rates on finance receivables being collected.

     The Company monitors and manages its exposure to market interest rate fluctuations through risk management procedures that may include using certain derivative financial instruments such as interest rate swaps and changing the proportion of its fixed rate term debt versus its floating rate and short term debt. The Company may use certain derivative financial instruments to hedge its exposure to interest rate risk on certain debt obligations. The Company does not use derivatives for speculation and the Company does not trade derivatives. The Company did not have any derivatives at October 31, 2002, although the Company may enter into interest rate swaps and locks and other derivative financial instruments in the future.

     At October 31, 2002, $1.336 billion, or 93%, of finance receivables were fixed rate and $102.3 million, or 7%, of finance receivables were indexed to the prime rate. Finance receivables generally have original maturities ranging from two to five years and provide for monthly installments. The Company experiences some prepayments on its finance receivables that accelerate the scheduled maturities. At October 31, 2002, $465.0 million of fixed rate finance receivables are scheduled to mature within one year and the weighted average remaining maturity of fixed rate finance receivables is 1.9 years.

     Fixed rate term debt of $427.5 million and stockholders' equity of $293.2 million totaled $720.7 million at October 31, 2002. Due to the significant amount of fixed rate finance receivables above this amount, the net interest spread would be affected by fluctuations in market interest rates. The Company does not match the maturities of its debt to its finance receivables.

     Management periodically calculates the effect on net earnings of a hypothetical, immediate 100 basis point (1.0%) increase in market interest rates. At October 31, 2002, such a hypothetical increase in rates would reduce quarterly net earnings by approximately $500,000. The calculated reduction in net earnings assumes the occurrence of an adverse change in market interest rates. Actual future changes in market interest rates may differ materially and their effect on net earnings may also differ materially due to changes in finance receivable and debt repricing structures. The calculation also does not take into account other factors that may accompany an actual immediate 100 basis point increase in market interest rates.


NEW ACCOUNTING STANDARD

     On August 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required gains and losses from extinguishment of debt to be classified as an extraordinary item. As a result of the rescission of SFAS No. 4, the $1.7 million loss that the Company incurred on the redemption of its convertible notes in August 2002 has been reported as a separate item included in operating income instead of an extraordinary item net of income taxes.

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


Item 4.   CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 of the Securities Exchange Act of 1934) within 90 days of the date of this report and each has concluded that such disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II


Item 2.   CHANGES IN SECURITIES

     On August 16, 2002, $35.0 million of the Company's convertible notes were converted into 1.16 million shares of the Company's common stock at the stated conversion price of $30.15625 per share and the remaining $56.2 million of convertible notes were repaid.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits:                                                    Page No.

         99.1   Certification of Principal Executive Officer and
                Principal Financial Officer pursuant to 18 U.S.C.
                Section 1350, dated December 9, 2002                     20

     (b) Reports on Form 8-K:  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FINANCIAL FEDERAL CORPORATION
                                   (Registrant)



                                   By:  /s/ Steven F. Groth
                                        ------------------------------
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                   By:  /s/ David H. Hamm
                                        ------------------------------
                                        Vice President and Controller
                                        (Principal Accounting Officer)


December 9, 2002
----------------
(Date)

                                 CERTIFICATIONS


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Paul R. Sinsheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Financial Federal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December 9, 2002
        ----------------

                                   /s/ Paul R. Sinsheimer
                                   -------------------------------------
                                   Paul R. Sinsheimer
                                   Chief Executive Officer and President

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Steven F. Groth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Financial Federal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December 9, 2002
        ----------------
                                   /s/ Steven F. Groth
                                   ----------------------------------
                                   Steven F. Groth
                                   Chief Financial Officer and Senior
                                   Vice President