Form 10-Q
period 2003-01-31
FINANCIAL FEDERAL CORP
filed 2003-03-13
CIK 854711

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended January 31, 2003


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

At March 3, 2003, 18,591,004 shares of Registrant's common stock, $.50 par value, were outstanding.

=============================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2003


                                TABLE OF CONTENTS



Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheets at January 31, 2003 (unaudited)
            and July 31, 2002 (audited)                                  3

          Consolidated Statements of Stockholders' Equity for the six
            months ended January 31, 2003 and 2002 (unaudited)           4

          Consolidated Income Statements for the three and six months
            ended January 31, 2003 and 2002 (unaudited)                  5

          Consolidated Statements of Cash Flows for the six months
            ended January 31, 2003 and 2002 (unaudited)                  6

          Notes to Consolidated Financial Statements                     7-10

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   10-17

Item 4    Controls and Procedures                                       17


Part II - Other Information
--------------------------------------------------------------------

Item 4   Submission of Matters to a Vote of Security Holders            18

Item 6   Exhibits and Reports on Form 8-K                               18-19

Signatures                                                              20

Certifications                                                          21-22

Exhibit 99.1    Section 906 Certification                               23

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                         (In thousands, except par value and number of shares)


                                                                                January 31,     July 31,
                                                                                    2003 *          2002
========================================================================================================
ASSETS

Finance receivables                                                             $1,414,623    $1,436,469
Allowance for possible losses                                                      (23,742)      (24,171)
--------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                   1,390,881     1,412,298

Cash                                                                                 7,697         7,092
Other assets                                                                        37,562        28,456
--------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                             $1,436,140    $1,447,846
========================================================================================================

LIABILITIES

Senior debt:
     Long-term                                                                    $697,303      $577,841
     Short-term                                                                    376,108       452,555
Subordinated debt                                                                     --          93,478
Accrued interest, taxes and other liabilities                                       59,908        75,403
--------------------------------------------------------------------------------------------------------
     Total liabilities                                                           1,133,319     1,199,277
--------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued              --            --
Common stock - $.50 par value, authorized 100,000,000 shares; shares issued and outstanding (net of 136,961 treasury shares): 18,602,004
     at January 31, 2003 and 17,372,184 at July 31, 2002                             9,301         8,686
Additional paid-in capital                                                         104,639        67,595
Retained earnings                                                                  188,881       172,288
--------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                    302,821       248,569
--------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,436,140    $1,447,846
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

                                                    3

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY *
                                             (In thousands)



                                                             Common Stock - $.50 Par Value
                                                        ----------------------------------
                                                        Number                  Additional
                                                            of                     Paid-in      Retained
Six months ended January 31, 2002                       Shares     Par Value       Capital      Earnings
========================================================================================================
Balance at July 31, 2001                                16,540        $8,270       $62,921      $135,220
     Shares issued under employee stock plans              160            80         1,182            --
     Compensation recognized under
          employee stock plans                              --            --           279            --
     Tax benefit from stock options                         --            --           112            --
     Net earnings                                           --            --            --        18,054
--------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2002                             16,700        $8,350       $64,494      $153,274
========================================================================================================



                                                             Common Stock - $.50 Par Value
                                                        ----------------------------------
                                                        Number                  Additional
                                                            of                     Paid-in      Retained
Six months ended January 31, 2003                       Shares     Par Value       Capital      Earnings
========================================================================================================
Balance at July 31, 2002                                17,372        $8,686       $67,595      $172,288
     Conversion of subordinated debt                     1,159           580        34,437            --
     Shares issued under employee stock plans               71            35           923            --
     Compensation recognized under
          employee stock plans                              --            --         1,373            --
     Tax benefit from stock options                         --            --           311            --
     Net earnings                                           --            --            --        16,593
--------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2003                             18,602        $9,301      $104,639      $188,881
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

                                                    4

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED INCOME STATEMENTS *
                                (In thousands, except per share amounts)



                                                          Three months ended            Six months ended
                                                                 January 31,                 January 31,
                                                       -------------------------------------------------
                                                          2003          2002          2003          2002
========================================================================================================
Finance income                                         $33,278       $34,589       $68,249       $69,222

Interest expense                                        11,352        12,477        23,730        26,633
--------------------------------------------------------------------------------------------------------
     Net finance income before provision for possible
          losses on finance receivables                 21,926        22,112        44,519        42,589

Provision for possible losses on finance receivables     2,300         1,600         3,850         2,625
--------------------------------------------------------------------------------------------------------
     Net finance income                                 19,626        20,512        40,669        39,964

Salaries and other expenses                              5,926         5,302        11,482        10,195
Loss on redemption of convertible debt                    --            --           1,737          --
--------------------------------------------------------------------------------------------------------
     Earnings before income taxes                       13,700        15,210        27,450        29,769

Provision for income taxes                               5,380         5,988        10,857        11,715
--------------------------------------------------------------------------------------------------------
          NET EARNINGS                                  $8,320        $9,222       $16,593       $18,054
========================================================================================================
EARNINGS PER COMMON SHARE:
          Diluted                                        $0.46         $0.50         $0.90         $0.98
========================================================================================================
          Basic                                          $0.46         $0.56         $0.93         $1.09
========================================================================================================

          *  Unaudited

          The notes to consolidated financial statements are made a part hereof.

                                                    5

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                             (In thousands)



Six months ended January 31,                                                          2003          2002
========================================================================================================
Cash flows from operating activities:
     Net earnings                                                                  $16,593       $18,054
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables                         3,850         2,625
        Depreciation and amortization                                                8,645         6,313
        Loss on redemption of convertible debt                                       1,737          --
        (Increase) decrease in other assets                                         (1,053)           95
        Increase (decrease) in accrued interest, taxes and other liabilities       (15,038)        1,770
--------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                       14,734        28,857
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables - originated                                             (338,702)     (396,776)
     Finance receivables - collected                                               339,887       326,348
--------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) investing activities              1,185       (70,428)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Commercial paper - maturities 90 days or less, net increase (decrease)        (63,916)        3,713
     Commercial paper - maturities greater than 90 days:
               Proceeds                                                             49,360        17,799
               Repayments                                                          (52,959)      (38,526)
     Bank borrowings, net increase                                                  10,530         3,740
     Proceeds from senior term notes issued                                        100,000         5,000
     Proceeds from asset securitization financings                                 100,000       100,000
     Repayments of senior term notes                                              (100,000)      (55,000)
     Redemptions of subordinated debt                                              (59,598)         --
     Proceeds from exercise of stock options                                           958         1,262
     Other                                                                             311           452
--------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities            (15,314)       38,440
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                        605        (3,131)

Cash - beginning of period                                                           7,092        10,251
--------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                                $7,697        $7,120
========================================================================================================
Supplemental disclosures of cash flow information:
     Interest paid                                                                 $26,173       $28,570
========================================================================================================
     Income taxes paid                                                             $12,802       $11,711
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

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands, except per share amounts and number of shares)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at January 31, 2003 and the results of operations and cash flows of the Company for the three and six month periods ended January 31, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The consolidated results of operations for the three and six month periods ended January 31, 2003 and 2002 are not necessarily indicative of the results for the respective full years.

     Effective August 1, 2002, the Company classified assets received to satisfy finance receivables (repossessed equipment) as other assets. Prior to August 1, 2002, the Company classified these assets as finance receivables. Assets received to satisfy finance receivables are initially written-down to their current estimated net liquidation value by a charge to the allowance for possible losses and any subsequent write-downs and recoveries are reflected in operating income. Certain prior year amounts were reclassified to reflect this change. Also effective August 1, 2002, the Company accelerated the non-accrual classification of finance receivables. Finance receivables with a contractual payment 90 days or more past due are classified as non-accrual; the prior threshold was 120 days. This change did not have a significant impact on the Company's operations and increased non-accrual finance receivables by $8,435 at January 31, 2003. Management made these changes to conform to industry practice.

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

Stock-Based Compensation
     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and therefore applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock options. Under APB 25, no compensation expense is recorded for stock options granted with an exercise price at least equal to the stock's market price on the grant date. Since the exercise price of all of the Company's stock options equaled the stock's market price on the grant date, no compensation expense has been recorded. If the expense recognition provisions of SFAS No. 123 were applied, compensation expense would have been recorded based on the fair value of the options computed with an option-pricing model. The effect on net earnings and earnings per share had the Company recorded compensation expense for stock options under SFAS No. 123 follows:

     =====================================================================
                                    Three months ended    Six months ended
                                           January 31,         January 31,
                                    --------------------------------------
                                        2003      2002      2003      2002
     =====================================================================
     Net earnings, as reported        $8,320    $9,222   $16,593   $18,054
     SFAS No. 123 stock option
      expense (net of tax)               370       552       797     1,074
     ---------------------------------------------------------------------
       Pro forma net earnings         $7,950    $8,670   $15,796   $16,980
     =====================================================================
     Diluted earnings per common share:
       As reported                     $0.46     $0.50     $0.90     $0.98
       Pro forma                        0.44      0.47      0.86      0.93
     =====================================================================
     Basic earnings per common share:
       As reported                     $0.46     $0.56     $0.93     $1.09
       Pro forma                        0.44      0.52      0.88      1.02
     =====================================================================

New Accounting Standards
     On August l, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required debt extinguishment gains and losses to be classified as an extraordinary item. Due to the rescission of SFAS No. 4, the $1,737 loss the Company incurred on its August 2002 convertible debt redemption (see Note 3) was reported as a separate item in operating income instead of an extraordinary item net of income taxes.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to expense stock-based employee compensation and requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures appear in the above Stock-Based Compensation section. The Company does not currently plan to make a voluntary change to record expense for stock options.


NOTE 2 - FINANCE RECEIVABLES

     Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and investments in direct financing leases as follows:

     =====================================================================
                                                 January 31,      July 31,
                                                        2003          2002
     =====================================================================
     Loans:
        Fixed rate                                $1,044,010    $1,009,275
        Floating rate                                 87,531       100,558
     ---------------------------------------------------------------------
           Total loans                             1,131,541     1,109,833
     Direct financing leases                         283,082       326,636
     ---------------------------------------------------------------------
              Finance receivables                 $1,414,623    $1,436,469
     =====================================================================

     Direct financing leases include residual values of $48,961 at January 31, 2003 and $57,432 at July 31, 2002.

     Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment) as follows:

     =====================================================================
                                                 January 31,      July 31,
                                                        2003          2002
     =====================================================================
     Finance receivables classified as
        non-accrual                                  $46,718       $29,374
     Assets received to satisfy finance
        receivables                                   33,094        23,788
     ---------------------------------------------------------------------
           Non-performing assets                     $79,812       $53,162
     =====================================================================


     The activity of the allowance for possible losses follows:

     =====================================================================
                                    Three months ended    Six months ended
                                           January 31,         January 31,
                                    --------------------------------------
                                        2003      2002      2003      2002
     =====================================================================
     Beginning balance               $24,227   $22,235   $24,171   $21,938
        Provision                      2,300     1,600     3,850     2,625
        Write-downs                   (2,953)   (1,447)   (5,143)   (3,067)
        Recoveries                       168       635       864     1,527
     ---------------------------------------------------------------------
     Ending balance                  $23,742   $23,023   $23,742   $23,023
     =====================================================================
     Percentage of finance receivables  1.68%     1.69%     1.68%     1.69%
     =====================================================================
     Net credit losses *              $2,785      $812    $4,279    $1,540
     =====================================================================
     Loss ratio **                      0.78%     0.24%     0.60%     0.23%
     =====================================================================
     *   write-downs less recoveries
     **  net credit losses over average finance receivables, annualized

     The Company also provides commitments to extend credit. These commitments contain off-balance sheet risk. The Company uses the same credit policies and procedures in making these commitments as it does for finance receivables, as the credit risks are substantially the same. At January 31, 2003 and July 31, 2002, the unused portion of these commitments was $5,522 and $5,636, respectively.


NOTE 3 - DEBT

     Debt comprised the following:

     =====================================================================
                                                 January 31,      July 31,
                                                        2003          2002
     =====================================================================
     Senior debt:
        Fixed rate term notes due 2003-2008      $   387,500   $   423,750
        Floating rate term notes due 2003-2008       122,500        86,250
     ---------------------------------------------------------------------
           Total term notes                          510,000       510,000
     Asset securitization financings                 325,000       225,000
     Commercial paper                                159,651       227,166
     Bank borrowings                                  78,760        68,230
     ---------------------------------------------------------------------
              Total senior debt                    1,073,411     1,030,396
     ---------------------------------------------------------------------
     Subordinated debt
        4.5% convertible subordinated notes               --        91,188
        8.0% subordinated debentures                      --         2,290
     ---------------------------------------------------------------------
              Total subordinated debt                     --        93,478
     ---------------------------------------------------------------------
                 Total debt                       $1,073,411    $1,123,874
     =====================================================================

Senior Term Notes
     In August 2002, the Company received the remaining $100,000 of its July 2002 $200,000 private placement of fixed and floating rate unsecured senior notes. The placement includes $112,500 of fixed rate notes and $87,500 of floating rate notes. The notes are due at maturity as follows: $55,500 in three years, $76,000 in four years and $68,500 in five years. The floating rate notes cannot be prepaid during the first twelve to eighteen months depending on the term and thereafter can be prepaid at their principal amount.

     Interest on fixed rate notes is generally payable semi-annually. Interest rates on floating rate notes are indexed to LIBOR and generally change every thirty to ninety days. Prepayments of fixed rate notes are subject to a premium based on yield maintenance formulas.

Asset Securitization Financings
     In August 2002, the Company completed a third transaction under its asset securitization facility obtaining an additional $100,000. The Company structured the terms of the facility so that securitization proceeds would be recorded as secured borrowings on its consolidated balance sheet and not as sales of receivables. Therefore, no gains on sales of securitized receivables would be recorded. The secured borrowings are without recourse to the Company. The terms of the facility provide for committed revolving financing for a one year term that, if not renewed prior to the current expiration date of March 31, 2003 (as extended), can be converted into term debt at the Company's option. Finance receivables include $393,880 and $265,301 of securitized receivables at January 31, 2003 and July 31, 2002, respectively.

     The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, approximately $560,000 at January 31, 2003. Therefore, the Company could securitize approximately $166,120 more finance receivables at January 31, 2003. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

Bank Borrowings
     At January 31, 2003, the Company had $430,000 of committed unsecured revolving credit facilities with various banks expiring as follows: $245,000 within one year and $185,000 on various dates from February 2004 through April 2006. Borrowings under these facilities generally mature between one and ninety days and bear interest based on domestic money market rates or LIBOR.

Subordinated Debt
     In July 2002, the Company called its 4.5% convertible subordinated notes due May 2005 for redemption. The redemption was completed in August 2002; $56,223 of the notes were redeemed for cash and $34,965 of the notes were converted into 1,159,000 shares of the Company's common stock at the stated conversion price of $30.15625 per share. The Company paid a $1,085 prepayment premium equal to 1.93% of the notes redeemed for cash. The premium, combined with the expensing of unamortized deferred debt issuance costs (which were being amortized over the term of the notes), resulted in a $1,737 pre-tax charge.

      In October 2002, the Company also redeemed its 8.0% subordinated debentures due in March 2003 for cash at face value.

Other
     The debt agreements of the Company's major operating subsidiary contain certain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was effectively limited to $139,200 at January 31, 2003.

     Long-term senior debt comprised the following:

     =====================================================================
                                                 January 31,      July 31,
                                                        2003          2002
     =====================================================================
     Term notes                                     $375,000      $277,000
     Bank borrowings and commercial paper
        supported by bank credit facilities
        expiring after January 31, 2003 and
        July 31, 2002, respectively                  185,000       185,000
     Asset securitization financings                 137,303       115,841
     ---------------------------------------------------------------------
           Total long-term senior debt              $697,303      $577,841
     =====================================================================


NOTE 4 - EARNINGS PER COMMON SHARE

     Earnings per common share was calculated as follows (in thousands, except per share amounts):

     =====================================================================
                                    Three months ended    Six months ended
                                           January 31,         January 31,
                                    --------------------------------------
                                        2003      2002      2003      2002
     =====================================================================
     Net earnings (used for basic
       earnings per share)            $8,320    $9,222   $16,593   $18,054
     Effect of convertible securities     --       725       115     1,458
     ---------------------------------------------------------------------
         Adjusted net earnings (used
           for diluted earnings per
           share)                     $8,320    $9,947   $16,708   $19,512
     =====================================================================
     Weighted average common shares
       outstanding (used for basic
       earnings per share)            17,990    16,601    17,875    16,579
     Effect of dilutive securities:
       Stock options                     229       413       355       385
       Restricted stock                   27        --        51        --
       Convertible notes                  --     3,024       247     3,024
     ---------------------------------------------------------------------
         Adjusted weighted average
           common shares and
           assumed conversions
           (used for diluted
           earnings per share)        18,246    20,038    18,529    19,988
     =====================================================================
     Net earnings per common share:
       Diluted                         $0.46     $0.50     $0.90     $0.98
     =====================================================================
       Basic                           $0.46     $0.56     $0.93     $1.09
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

     The Company records residual values on its direct financing leases at the lowest of (i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or
(iii) the estimated fair value of the equipment at the end of the lease. The Company may not be able to realize the full amount of the estimated residual value recorded due to subsequent adverse changes in equipment values which would cause the Company to record a write-down.


RESULTS OF OPERATIONS

Comparison of three months ended January 31, 2003 to three months ended January 31, 2002
------------------------------------------------------------------------------
     Net earnings decreased by 10% to $8.3 million in the second quarter of fiscal 2003 from $9.2 million in the second quarter of fiscal 2002. The decrease was due to (i) the effects of continued low market interest rates,
(ii) the provision for higher credit losses, increased legal and other costs and lower finance income resulting from higher non-performing assets and (iii) to a lesser extent, salary increases. These factors were partially offset by higher average finance receivables and the reduction of interest expense resulting from the conversion of $35.0 million of debt into equity.

     Finance income decreased by 4% to $33.3 million in the second quarter of fiscal 2003 from $34.6 million in the second quarter of fiscal 2002. The decrease resulted from (i) the lower net yield of finance receivables from continued low market interest rates and (ii) to a lesser extent, the increase in non-accrual finance receivables. These factors were partially offset by the 7% ($89 million) increase in average finance receivables outstanding to $1.435 billion in the second quarter of fiscal 2003 from $1.346 billion in the second quarter of fiscal 2002.

     Interest expense, incurred on borrowings used to fund finance receivables, decreased by 9% to $11.4 million in the second quarter of fiscal 2003 from $12.5 million in the second quarter of fiscal 2002. The decrease resulted from the August 2002 conversion/redemption of debt and lower average market interest rates, which were partially offset by the increase in fixed rate term debt and the 2% ($24 million) increase in average debt outstanding.

     Net finance income before provision for possible losses on finance receivables decreased by 1% to $21.9 million in the second quarter of fiscal 2003 from $22.1 million in the second quarter of fiscal 2002. Net finance income before provision for possible losses expressed as a percentage of average finance receivables outstanding ("net interest margin") decreased to 6.1% in the second quarter of fiscal 2003 from 6.4% in the second quarter of fiscal 2002. The decrease resulted from the increase in non-accrual finance receivables and the effects of continued low market interest rates, which were partially offset by the effect of the decrease in the Company's leverage to 3.5 at January 31, 2003 from 4.7 at January 31, 2002.

     The provision for possible losses on finance receivables increased by 44% to $2.3 million in the second quarter of fiscal 2003 from $1.6 million in the second quarter of fiscal 2002 primarily due to higher net credit losses (write-downs of receivables less subsequent recoveries). The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level considered appropriate by management. Management estimated the allowance based on various factors as described in the Receivable Portfolio and Asset Quality section herein.

     Salaries and other expenses increased by 12% to $5.9 million in the second quarter of fiscal 2003 from $5.3 million in the second quarter of fiscal 2002. The increase resulted from increased legal and other costs associated with non-performing assets and from salary increases.

     Diluted earnings per share decreased by 8% to $0.46 per share in the second quarter of fiscal 2003 from $0.50 per share in the second quarter of fiscal 2002, and basic earnings per share decreased by 18% to $0.46 per share in the second quarter of fiscal 2003 from $0.56 per share in the second quarter of fiscal 2002. The percentage decrease in diluted earnings per share was lower than the percentage decrease in net earnings primarily due to the decrease in the number of dilutive shares outstanding from the August 2002 redemption of convertible debt. The percentage decrease in basic earnings per share was higher than the percentage decrease in net earnings primarily due to the issuance of 1.16 million shares of common stock from the August 2002 conversion of $35.0 million of debt.


Comparison of six months ended January 31, 2003 to six months ended January
31, 2002
-------------------------------------------------------------------------------
     Net earnings decreased by 8% to $16.6 million in the first half of fiscal 2003 from $18.1 million in the first half of fiscal 2002. Excluding the $1.7 million loss on the redemption of the Company's convertible debt in the first half of fiscal 2003 ($1.1 million net of income taxes), net earnings decreased by 2% to $17.7 million in the first half of fiscal 2003 from the first half of fiscal 2002. The decrease was due to (i) the provision for higher credit losses, increased legal and other costs and lower finance income resulting from higher non-performing assets, (ii) the effects of continued low market interest rates and (iii) salary increases. These factors were partially offset by higher average finance receivables and the reduction of interest expense resulting from the conversion of $35.0 million of debt into equity.

     Finance income decreased by 1% to $68.2 million in the first half of fiscal 2003 from $69.2 million in the first half of fiscal 2002. The decrease resulted from (i) the lower net yield of finance receivables resulting from continued low market interest rates and (ii) the increase in non-accrual finance receivables. These factors were partially offset by the 8% ($105 million) increase in average finance receivables outstanding to $1.437 billion in the first half of fiscal 2003 from $1.332 billion in the first half of fiscal 2002.

     Interest expense decreased by 11% to $23.7 million in the first half of fiscal 2003 from $26.6 million in the first half of fiscal 2002. The decrease resulted from the August 2002 conversion/redemption of debt and lower average market interest rates, which were partially offset by the increase in fixed rate term debt and the 4% ($43 million) increase in average debt outstanding.

     Net finance income before provision for possible losses on finance receivables increased by 5% to $44.5 million in the first half of fiscal 2003 from $42.6 million in the first half of fiscal 2002 primarily due to the increase in average finance receivables. Net interest margin decreased to 6.1% in the first half of fiscal 2003 from 6.3% in the first half of fiscal 2002. The decrease resulted from the increase in non-accrual finance receivables and the effects of continued low market interest rates, which were partially offset by the effect of the decrease in the Company's leverage.

     The provision for possible losses on finance receivables increased by 47% to $3.9 million in the first half of fiscal 2003 from $2.6 million in the first half of fiscal 2002 primarily due to higher net credit losses.

     Salaries and other expenses increased by 13% to $11.5 million in the first half of fiscal 2003 from $10.2 million in the first half of fiscal 2002. The increase resulted from increased legal and other costs associated with non-performing assets and from salary increases.

     Diluted earnings per share decreased by 8% to $0.90 per share in the first half of fiscal 2003 from $0.98 per share in the first half of fiscal 2002, and basic earnings per share decreased by 15% to $0.93 per share in the first half of fiscal 2003 from $1.09 per share in the first half of fiscal 2002. The percentage decrease in basic earnings per share was higher than the percentage decrease in net earnings primarily due to the issuance of 1.16 million shares of common stock from the August 2002 conversion of $35.0 million of debt. Diluted and basic earnings per share for the first half of fiscal 2003, excluding the loss on redemption of convertible debt, were $0.96 and $0.99, respectively.


RECEIVABLE PORTFOLIO AND ASSET QUALITY

     Finance receivables outstanding decreased by 2% ($22.0 million) to $1.415 billion at January 31, 2003 from $1.436 billion at July 31, 2002. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and investments in direct financing leases. At January 31, 2003, loans totaled $1.132 billion, or 80% of finance receivables, and leases totaled $283.1 million, or 20% of finance receivables. Finance receivables originated in the second quarter of fiscal 2003 and 2002 were $155 million and $215 million, respectively, and finance receivables originated in the first half of fiscal 2003 and 2002 were $339 million and $397 million, respectively.

     The Company's underwriting policies and procedures require obtaining a first lien on equipment financed or ownership of equipment leased. The equipment financed/leased by the Company generally possesses certain characteristics that can mitigate losses. The equipment collateral typically has an economic life exceeding the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. The Company also does not finance/lease items such as aircraft and railcars, computer related equipment, fixtures and telecommunications equipment. The Company's finance receivables are concentrated in the following four industries: construction related - 36%, road transportation - 31%, waste services - 14% and manufacturing - 13%.

     The Company has an allowance for possible losses on finance receivables on its balance sheet. The purpose of the allowance is to account for any losses that have been incurred at the balance sheet date. Losses are recorded when management has reason to expect that all amounts contractually due on impaired finance receivables will not be collected from the combination of the obligor/lessee, any guarantor and the sale of any collateral repossessed by the Company.

     The allowance for possible losses decreased to $23.7 million at January 31, 2003 from $24.2 million at July 31, 2002. The decrease resulted from the decrease in finance receivables. The allowance level was 1.68% of finance receivables at January 31, 2003 and at July 31, 2002. Management periodically reviews the allowance to determine that its level is appropriate.

     Net credit losses increased to $2.8 million in the second quarter of fiscal 2003 from $812,000 in the second quarter of fiscal 2002. Net credit losses, expressed as a percentage of average finance receivables outstanding ("loss ratio"), increased to 0.78% in the second quarter of fiscal 2003 from 0.24% in the second quarter of fiscal 2002. Net credit losses increased to $4.3 million in the first half of fiscal 2003 from $1.5 million in the first half of fiscal 2002. The loss ratio increased to 0.60% in the first half of fiscal 2003 from 0.23% in the first half of fiscal 2002. Net credit losses have been increasing primarily due to the increased amount of non-performing assets, declining equipment values and a weak resale market.

     Effective August 1, 2002, the Company accelerated the non-accrual classification of finance receivables. Finance receivables with a contractual payment 90 days or more past due are classified as non-accrual; the prior threshold was 120 days. This change did not have a significant impact on the Company's operations. In addition, the Company has reclassified assets received to satisfy finance receivables (repossessed equipment) from finance receivables to other assets. The Company made these changes to conform to industry practice. The amounts of non-accrual finance receivables and repossessed equipment for the previous five fiscal quarters are presented below (in millions):

  =============================================================================
                         1/31/2003  10/31/2002  7/31/2002  4/30/2002  1/31/2002
  =============================================================================
  Non-accrual finance
   receivables               $46.7*      $36.7      $29.4      $27.7      $27.0
  Repossessed equipment       33.1        23.4       23.8       21.8       19.3
  -----------------------------------------------------------------------------
     Total non-performing
      assets                 $79.8       $60.1      $53.2      $49.5      $46.3
  =============================================================================
     Percentage of total
      finance receivables      5.6%        4.2%       3.7%       3.5%       3.4%
  =============================================================================
     * includes $8.4 million (0.6% of total finance receivables) arising from the acceleration of the non-accrual classification of finance receivables from 120 to 90 days

     Repossessed equipment includes assets received in January 2003 to satisfy the receivables of one of the Company's largest customers. This accounted for most of the increase in repossessed equipment in the second quarter of fiscal 2003.

     Delinquent finance receivables (transactions with a contractual payment 60 or more days past due) were $32.5 million (2.3% of total finance receivables) at January 31, 2003 compared to $32.4 million (2.3% of total finance receivables) at July 31, 2002 and $41.8 million (3.1% of total finance receivables) at January 31, 2002. Approximately half of the Company's non-accruing finance receivables at January 31, 2003 were not delinquent.

     The continued deterioration of the Company's asset quality statistics in the second quarter of fiscal 2003 reflect the current weak economic and industry conditions as well as the uncertainty caused by the possibility of war. These factors have increased the possibility that customers will pay late, stop paying, declare or be forced into bankruptcy or liquidate their businesses and also caused equipment values to decline. A continuation of these conditions could result in higher net credit losses and non-performing assets. Increases in net credit losses would have a negative effect on earnings through additional increases in the provision for possible losses and increases in non-performing assets would have a negative effect on earnings by reducing finance income. Although non-performing assets and net credit losses have increased and are expected to continue to increase, their current and expected levels are within current and historical industry experience.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and growth are dependent upon the continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay maturing debt. The Company may obtain funds from many sources, including operating cash flow, dealer placed and directly issued commercial paper, borrowings under committed unsecured revolving credit facilities, private and public issuances of term debt, conduit and term securitizations of finance receivables and sales of common and preferred equity. Management believes that the Company's sources of liquidity are well diversified. The Company is not dependent on any single funding source or on any single credit provider. Management believes, but cannot assure, that sufficient liquidity is available to the Company to support its future operations and growth.

     The Company's senior term notes are rated "BBB" by Fitch, Inc. ("Fitch") and the Company's commercial paper is rated "F-2" by Fitch. The Company's access to capital markets at competitive rates is partly dependent on these credit ratings. Fitch last reported that its ratings outlook for the Company is stable. The debt agreements of the Company's major operating subsidiary contain certain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was effectively limited to $139.2 million at January 31, 2003.

     Total debt decreased by 4% ($48.9 million) to $1.073 billion at January 31, 2003 from $1.124 billion at July 31, 2002 and stockholders' equity increased by 22% ($54.2 million) to $302.8 million at January 31, 2003 from $248.6 million at July 31, 2002. As a result, leverage (debt to equity ratio) decreased to 3.5 at January 31, 2003 from 4.5 at July 31, 2002. The decrease in debt and the increase in equity were primarily due to the conversion of $35.0 of debt into equity in August 2002 and net earnings of $16.6 million in the first half of fiscal 2003.

     Debt comprised the following (in millions):

     =====================================================================
                                    January 31, 2003         July 31, 2002
                                    Amount   Percent      Amount   Percent
     =====================================================================
     Senior term notes            $  510.0        48%   $  510.0        46%
     Asset securitization
       financings                    325.0        30       225.0        20
     Commercial paper                159.6        15       227.2        20
     Borrowings under bank
       credit facilities              78.8         7        68.2         6
     Subordinated debt                 --         --        93.5         8
     ---------------------------------------------------------------------
          Total debt              $1,073.4       100%   $1,123.9       100%
     =====================================================================

Senior Term Notes
     In August 2002, the Company received the remaining $100.0 million of its July 2002 $200.0 million private placement of fixed and floating rate unsecured senior notes and used the proceeds to repay borrowings under bank credit facilities and commercial paper.

     In the first half of fiscal 2003, the Company repaid $90.0 million of unsecured senior term notes at maturity with proceeds from borrowings under bank credit facilities. The Company also prepaid a 6.4% $10.0 million unsecured senior term note at face value with proceeds from borrowings under bank credit facilities.

     At January 31, 2003, the $510.0 million of senior term notes comprised $440.0 million of private placements and medium term notes with insurance companies and $70.0 million of bank term loans.

Bank Credit Facilities
     At January 31, 2003, the Company had $430.0 million of committed unsecured revolving credit facilities from thirteen banks (a $5.0 million increase from July 31, 2002). This includes $225.0 million of facilities with original terms ranging from two to five years and $205.0 million of facilities with an original term of one year. At January 31, 2003, $60.0 million and $18.8 million were outstanding under the multi-year and one-year facilities, respectively, maturing between three and ninety days.

     These facilities provide the Company with a dependable, low-cost source of funds and support for its commercial paper program. The Company can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only.

Commercial Paper
     The Company issues commercial paper directly and through a $350.0 million program. The Company's commercial paper is unsecured and matures within 270 days. The Company has not obtained commitments from any purchaser of its commercial paper for additional or future purchases. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available there under exceeds commercial paper outstanding.

Asset Securitization Financings
     In August 2002, the Company obtained $100.0 million from a third transaction under its asset securitization facility established in July 2001. The Company used the proceeds to repay borrowings under bank credit facilities and commercial paper. The Company structured the terms of the facility so that any securitization proceeds would be classified as debt and not as sales of receivables for financial reporting purposes. Therefore, the Company has not recorded any gains on sales of securitized receivables. At January 31, 2003, the Company had $325.0 million of asset securitization financings accounted for as secured borrowings included in senior debt on its January 31, 2003 Consolidated Balance Sheet.

     Borrowings under the securitization facility are limited to a minimum level of securitized receivables. When borrowings exceed the minimum level, the Company can repay the excess or securitize more receivables. The Company can securitize more receivables during the term of the facility. The facility expires March 31, 2003 (as extended). The Company currently intends to renew the facility for another year. Upon the expiration of the facility, the Company can repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly in amounts equal to the collections of securitized receivables. Currently, the Company would exercise the conversion option if the facility was not renewed. Based on the contractual payments of the $393.9 million of securitized receivables at January 31, 2003, the term debt would be fully repaid by February 2005.

     The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, approximately $560.0 million at January 31, 2003. Therefore, the Company could securitize approximately $166.1 million more finance receivables at January 31, 2003. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

Convertible Notes
     In July 2002, the Company called its 4.5% convertible subordinated notes due in May 2005 for redemption. The redemption was completed in August 2002; $56.2 million of the notes were redeemed for cash and $35.0 million of the notes were converted into 1.16 million shares of the Company's common stock at the stated conversion price of $30.15625 per share. The Company called the notes because they were an expensive form of financing considering their dilution and their cost relative to current market interest rates. The Company also had the resources to do so from the aforementioned recent debt issuances. The Company paid a $1.1 million prepayment premium equal to 1.93% of the notes redeemed for cash.


MARKET INTEREST RATE RISK AND SENSITIVITY

     The Company's earnings are sensitive to fluctuations in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates and the prime rate). Changes in these rates affect the Company's finance income and interest expense. Generally, based on the current mix of fixed rate and floating rate finance receivables and debt, increases in rates would have a negative impact on earnings, and decreases in rates would have a positive impact on earnings because the Company has more floating rate and short-term debt than fixed rate term debt, and more fixed rate finance receivables than floating rate finance receivables. As a result, when market interest rates rise, the Company's borrowing costs would increase faster than the yield on its finance receivables. Conversely, when market interest rates decline, the Company's borrowing costs would decrease faster than the yield on its finance receivables. These effects would diminish over time. In addition, since the Company's interest earning assets exceed its interest bearing liabilities, eventually, lower market interest rates would reduce net earnings and higher rates would increase net earnings. These broad statements do not take into account the effects of other economic conditions that could accompany interest rate fluctuations.

     The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability. The net interest spread for the first quarter and first half of fiscal 2003 and 2002 follow:

     =====================================================================
                                    Three months ended    Six months ended
                                           January 31,         January 31,
                                    --------------------------------------
                                        2003      2002      2003      2002
     =====================================================================
     Net yield of finance
        receivables                      9.2%     10.1%      9.4%     10.2%
     Weighted average cost of
        borrowed funds                   4.2       4.7       4.3       5.1
     ---------------------------------------------------------------------
          Net interest spread            5.0%      5.4%      5.1%      5.1%
     =====================================================================

     During the second quarter of fiscal 2003, the effect of continued low market interest rates on the yield of finance receivables exceeded the decrease in the Company's cost of funds. This is expected to continue since the net yield of finance receivables will decline (as new finance receivables are booked at rates that are lower than the rates on finance receivables collected) more than the Company's cost of funds.

     The Company monitors and manages its exposure to market interest rate fluctuations through risk management procedures that may include using certain derivative financial instruments and changing the proportion of its fixed rate term debt versus its floating rate and short term debt. The Company may use derivatives to hedge its exposure to interest rate risk on certain debt obligations. The Company does not use derivatives for speculation and the Company does not trade derivatives. The Company did not have any derivatives at January 31, 2003, although the Company may enter into interest rate swaps and locks and other derivative financial instruments in the future.

     At January 31, 2003, $1.324 billion, or 94%, of finance receivables were fixed rate and $90.2 million, or 6%, of finance receivables were indexed to the prime rate. Finance receivables provide for monthly payments for periods of two to five years. The Company experiences some prepayments on its finance receivables that accelerate scheduled maturities. At January 31, 2003, $462.0 million of fixed rate finance receivables are scheduled to mature within one year and the weighted average remaining maturity of fixed rate finance receivables is approximately two years.

     Fixed rate term debt of $387.5 million and stockholders' equity of $302.8 million totaled $690.3 million at January 31, 2003. Since fixed rate finance receivables exceeds this amount significantly, the net interest spread would be affected by fluctuations in market interest rates. The Company does not match the maturities of its debt to its finance receivables.

     Management periodically calculates the effect on net earnings of a hypothetical, immediate 100 basis point (1.0%) increase in market interest rates. At January 31, 2003, such a hypothetical adverse change in rates would reduce quarterly net earnings by approximately $600,000. Actual future changes in market interest rates may differ materially and their effect on net earnings may also differ materially due to changes in finance receivable and debt repricing structures. In addition, any other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.


NEW ACCOUNTING STANDARDS

     On August 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required debt extinguishment gains and losses to be classified as an extraordinary item. Due to the rescission of SFAS No. 4, the $1.7 million loss the Company incurred on its August 2002 convertible debt redemption was reported as a separate item included in operating income instead of an extraordinary item net of income taxes.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to expense stock-based employee compensation and requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures appear in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this 10-Q. The Company does not currently plan to make a voluntary change to record expense for stock options.


FORWARD-LOOKING STATEMENTS

     Certain statements in this document may include the words or phrases "can be," "expects," "may," "may affect," "may depend," "believe," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company's control, including, without limitation,
(i) the ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in the Company's receivables portfolio and the adequacy of the Company's reserves, (iii) changes in market interest rates, (iv) changes in economic, financial and market conditions, (v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


Item 4.   CONTROLS AND PROCEDURES
          -----------------------

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) within 90 days of the date of this report and each has concluded that such disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      At the Company's Annual Meeting of Stockholders held on December 10, 2002, the following matters were voted upon:

     The following nominees were elected to the Board of Directors:

     =====================================================
                                           Number of Votes
     Nominee                              For     Withheld
     =====================================================
     Lawrence B. Fisher            15,880,785      598,867
     William C. MacMillen, Jr.     16,193,287      286,365
     Michael C. Palitz             13,590,103    2,889,549
     Thomas F. Robards             16,295,911      183,741
     Paul R. Sinsheimer            12,669,280    3,810,372
     H. E. Timanus, Jr.            16,430,796       48,856
     Stephen D. Weinroth           16,304,495      175,157

     The appointment of KPMG LLP as the independent public accountants to audit the Company's financial statements for the fiscal year ending July 31, 2003 was ratified by a vote of 16,424,778 shares for, 34,970 shares against and 19,904 shares abstained.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits:                                                    Page No.

Exhibit No.  Description of Exhibit
-----------------------------------------------------------------------
 3.1  (a)  Articles of Incorporation of the Registrant
 3.2  (a)  By-laws of the Registrant
 3.3  (a)  Form of Restated and Amended By-laws of the Registrant
 3.4  (f)  Certificate of Amendment of Articles of Incorporation
           dated December 9, 1998
 3.5  (f)  Restated By-laws of the Registrant as amended through
           December 30, 1998
 3.6  (g)  Restated By-laws of the Registrant as amended through March 7,
           2000
 4.8  (c)  Indenture dated January 14, 1998 for Financial Federal
           Credit Inc.'s Rule 144A Medium Term Note Program
 4.12 (d)  Specimen Common Stock Certificate
 4.13 (h) Indenture dated September 20, 2000 for Financial Federal Credit Inc.'s $200 million Rule 144A Medium Term Note program
10.8  (a)  Form of Commercial Paper Note issued by the Registrant
10.9  (a)  Form of Commercial Paper Note issued by Financial Federal
           Credit Inc.
10.10 (a)  Stock Option Plan of the Registrant and forms of related stock option agreements
10.21 (b)  Form of Commercial Paper Dealer Agreement of Financial
           Federal Credit Inc.
10.22 (b)  Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor
10.25 (e)  Amended and Restated 1998 Stock Option/Restricted Stock Plan
           of the Registrant
10.26 (g)  Deferred Compensation Agreement dated March 7, 2000 between the Registrant and Clarence Y. Palitz, Jr.
10.27 (h)  2001 Management Incentive Plan for the Chief Executive Officer
           of the Registrant
10.28 (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and its Chief Executive Officer
10.29 (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and certain of its senior officers

10.30 (i)  Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its Chief Executive Officer
10.31 (i)  Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and certain of its senior officers
10.32 (j)  Supplemental Retirement Benefit dated June 4, 2002 between the
           Registrant and its Chief Executive Officer
10.33 *    Agreement to defer vested restricted stock dated February 26,
           2003 between the Registrant and its Chief Executive Officer
10.34 *    Agreement to defer vested restricted stock dated February 26,
           2003 between the Registrant and its Chief Executive Officer
99.1       Certification of Principal Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, dated
           March 12, 2003                                                     23
____________
* filed herewith
(a) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-1
     (Registration No. 33-46662).
(b) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July
     31, 1996.
(c) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1998.
(d) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-3
     (Registration No. 333-56651).
(e) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-8
     (Registration No. 333-50962).
(f) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 1999.
(g) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 2000.
(h) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 2001.
(i) Previously filed with the Securities and Exchange Commission as an exhibit to one of the Company's Forms 10-Q for the fiscal year ended July 31, 2002.
(j) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K for the fiscal year ended July
     31, 2002.


     (b) Reports on Form 8-K:

          The Company filed on a report on Form 8-K dated February 5, 2003 reporting, under Item 5, the announcement of Michael C. Palitz resigning as Executive Vice President and Treasurer.

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


March 12, 2003
--------------
(Date)

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


Date:     March 12, 2003
          --------------
                                   /s/ Paul R. Sinsheimer
                                   -------------------------------------
                                   Paul R. Sinsheimer
                                   Chief Executive Officer and President

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


Date:     March 12, 2003
          --------------
                                   /s/ Steven F. Groth
                                   --------------------------------
                                   Steven F. Groth
                                   Chief Financial Officer and
                                   Senior Vice President