Form 10-Q
period 2003-04-30
FINANCIAL FEDERAL CORP
filed 2003-06-11
CIK 854711

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended April 30, 2003


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


                                (212) 599-8000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                    ---     ---

Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes  X   No
                                                                  ---     ---

At June 2, 2003, 18,519,543 shares of Registrant's common stock, $.50 par value, were outstanding.

=============================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                       for the quarter ended April 30, 2003


                                TABLE OF CONTENTS



Part I - Financial Information                                        Page No.
--------------------------------------------------------------------  --------

Item 1    Financial Statements

          Consolidated Balance Sheets at April 30, 2003 (unaudited)
            and July 31, 2002 (audited)                                  3

          Consolidated Statements of Stockholders' Equity for the nine
            months ended April 30, 2003 and 2002 (unaudited)             4

          Consolidated Income Statements for the three and nine months
            ended April 30, 2003 and 2002 (unaudited)                    5

          Consolidated Statements of Cash Flows for the nine months
            ended April 30, 2003 and 2002 (unaudited)                    6

          Notes to Consolidated Financial Statements                     7-12


Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   12-19

Item 4    Controls and Procedures                                       19


Part II - Other Information
--------------------------------------------------------------------

Item 6   Exhibits and Reports on Form 8-K                               20-21

Signatures                                                              22

Certifications                                                          23-24

Exhibit 99.1    Section 906 Certification of Chief Executive Officer    25

Exhibit 99.2    Section 906 Certification of Chief Financial Officer    26

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except par value)


                                                                                 April 30,      July 31,
                                                                                    2003 *          2002
========================================================================================================
ASSETS

Finance receivables                                                             $1,402,715    $1,436,469
Allowance for possible losses                                                      (23,634)      (24,171)
--------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                   1,379,081     1,412,298

Cash                                                                                 9,662         7,092
Other assets                                                                        35,221        28,456
--------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                             $1,423,964    $1,447,846
========================================================================================================

LIABILITIES

Senior debt:
     Long-term                                                                    $699,832      $577,841
     Short-term                                                                    354,937       452,555
Subordinated debt                                                                       --        93,478
Accrued interest, taxes and other liabilities                                       59,221        75,403
--------------------------------------------------------------------------------------------------------
     Total liabilities                                                           1,113,990     1,199,277
--------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Preferred stock - $1 par value, authorized 5,000,000 shares, none issued                --            --
Common stock - $.50 par value, authorized 100,000,000 shares; shares issued and outstanding: 18,518 (net of 149 treasury shares) at April 30, 2003
     and 17,372 (net of 137 treasury shares) at July 31, 2002                        9,259         8,686
Additional paid-in capital                                                         105,249        67,595
Retained earnings                                                                  195,466       172,288
--------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                    309,974       248,569
--------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,423,964    $1,447,846
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

                                                    3

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY *
                                             (In thousands)



                                                             Common Stock - $.50 Par Value
                                                        ----------------------------------
                                                        Number                  Additional
                                                            of                     Paid-in      Retained
Nine months ended April 30, 2002                        Shares     Par Value       Capital      Earnings
========================================================================================================
Balance at July 31, 2001                                16,540        $8,270       $62,921      $135,220
     Shares issued under employee stock plans              217           109         1,971            --
     Compensation recognized under employee
          stock plans                                       --            --           769            --
     Tax benefit from stock options                         --            --           137            --
     Other                                                  --            --            23            --
     Net earnings                                           --            --            --        27,460
--------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 2002                               16,757        $8,379       $65,821      $162,680
========================================================================================================



                                                             Common Stock - $.50 Par Value
                                                        ----------------------------------
                                                        Number                  Additional
                                                            of                     Paid-in      Retained
Nine months ended April 30, 2003                        Shares     Par Value       Capital      Earnings
========================================================================================================
Balance at July 31, 2002                                17,372        $8,686       $67,595      $172,288
     Conversion of subordinated debt                     1,159           580        34,437            --
     Acquisition of treasury shares                        (12)           (6)         (220)
     Shares issued under employee stock plans              132            66         1,097
     Shares canceled under employee stock plans           (133)          (67)           67            --
     Compensation recognized under employee
          stock plans                                       --            --         1,950            --
     Tax benefit from stock options                         --            --           323            --
     Net earnings                                           --            --            --        23,178
--------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 2003                               18,518        $9,259      $105,249      $195,466
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

                                                    4

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED INCOME STATEMENTS *
                                (In thousands, except per share amounts)



                                                          Three months ended           Nine months ended
                                                                   April 30,                   April 30,
                                                       -------------------------------------------------
                                                          2003          2002          2003          2002
========================================================================================================
Finance income                                         $30,692       $34,188       $98,941      $103,410

Interest expense                                         9,995        11,852        33,725        38,485
--------------------------------------------------------------------------------------------------------
     Net finance income before provision for possible
          losses on finance receivables                 20,697        22,336        65,216        64,925

Provision for possible losses on finance receivables     4,050         1,400         7,900         4,025
--------------------------------------------------------------------------------------------------------
     Net finance income                                 16,647        20,936        57,316        60,900

Salaries and other expenses                              5,823         5,414        17,305        15,609
Loss on redemption of convertible debt                      --            --         1,737            --
--------------------------------------------------------------------------------------------------------
     Earnings before income taxes                       10,824        15,522        38,274        45,291

Provision for income taxes                               4,239         6,116        15,096        17,831
--------------------------------------------------------------------------------------------------------
          NET EARNINGS                                  $6,585        $9,406       $23,178       $27,460
========================================================================================================
EARNINGS PER COMMON SHARE:
          Diluted                                        $0.36         $0.50         $1.27         $1.48
========================================================================================================
          Basic                                          $0.36         $0.56         $1.29         $1.65
========================================================================================================

          *  Unaudited

          The notes to consolidated financial statements are made a part hereof.

                                                    5

                             FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                             (In thousands)



Nine months ended April 30,                                                           2003          2002
========================================================================================================
Cash flows from operating activities:
     Net earnings                                                                  $23,178       $27,460
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Provision for possible losses on finance receivables                         7,900         4,025
        Depreciation and amortization                                               12,787         9,854
        Loss on redemption of convertible debt                                       1,737            --
        Increase in other assets                                                    (3,159)         (178)
        Decrease in accrued interest, taxes and other liabilities                  (15,725)       (3,922)
        Other                                                                          323           137
--------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                       27,041        37,376
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables - originated                                             (497,141)     (604,587)
     Collections of finance receivables (including proceeds from asset sales)      506,958       493,517
--------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) investing activities              9,817      (111,070)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Commercial paper - maturities 90 days or less, net increase (decrease)       (102,486)       61,402
     Commercial paper - maturities greater than 90 days:
               Proceeds                                                             65,067        43,712
               Repayments                                                          (67,978)      (43,232)
     Bank borrowings, net decrease                                                 (60,230)      (38,060)
     Proceeds from senior term notes issued                                        215,000         5,000
     Proceeds from asset securitization financings                                 100,000       100,000
     Repayments of senior term notes                                              (125,000)      (58,275)
     Redemptions of subordinated debt                                              (59,598)           --
     Proceeds from exercise of stock options                                         1,163         2,079
     Acquisition of treasury shares                                                   (226)           --
--------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities            (34,288)       72,626
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                      2,570        (1,068)

Cash - beginning of period                                                           7,092        10,251
--------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                                $9,662        $9,183
========================================================================================================
Supplemental disclosures of cash flow information:
     Interest paid                                                                 $33,261       $38,882
========================================================================================================
     Income taxes paid                                                             $17,816       $16,604
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

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at April 30, 2003 and the results of operations and cash flows of the Company for the three and nine month periods ended April 30, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The consolidated results of operations for the three and nine month periods ended April 30, 2003 and 2002 are not necessarily indicative of the results for the respective full years.

     Effective August 1, 2002, the Company classified assets received to satisfy finance receivables (repossessed equipment) as other assets. Prior to August 1, 2002, the Company classified these assets as finance receivables. Assets received to satisfy finance receivables are initially written-down to their current estimated net liquidation value by a charge to the allowance for possible losses and any subsequent write-downs and recoveries are reflected in operating income. Certain prior year amounts were reclassified to reflect this change. Also effective August 1, 2002, the Company accelerated the non-accrual classification of finance receivables. Finance receivables with a contractual payment 90 days or more past due are classified as non-accrual; the prior threshold was 120 days. This change did not have a significant impact on the Company's results of operations and increased non-accrual finance receivables by $5,306 at April 30, 2003. Management made these changes to conform to industry practice.

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

Derivative Financial Instruments
     The Company uses derivative financial instruments to manage its exposure to the effects of changes in market interest rates on its debt. The Company does not use derivatives for speculation and the Company does not trade derivatives. The fair value of derivatives is recorded as an asset or liability and any changes in fair value are recorded in earnings. For derivatives designated as a fair value hedge, the hedged asset or liability is recorded at fair value and any changes in fair value are recorded in earnings. The changes in fair value of the derivative designated as a fair value hedge and the hedged asset or liability will offset in correlation to the effectiveness of the hedging relationship. If certain conditions are met, these changes will offset exactly. The Company does not have any cash flow hedges.

     Derivatives designated as a hedge must be linked to a specific asset, liability or firm commitment and the risk management objective and strategy must be documented at inception of the hedging relationship as well as the method to be used to determine the effectiveness/ineffectiveness of the hedging relationship.

Stock-Based Compensation
     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and therefore applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock options. Under APB No. 25, compensation expense is not recorded for stock options granted with an exercise price at least equal to the stock's market price on the grant date. Since the exercise price of all of the Company's stock options equaled the stock's market price on the respective grant dates, compensation expense has not been recorded. The Company records compensation expense for restricted stock awards based on the stock's market price on the grant date and the vesting period. If the expense recognition provisions of SFAS No. 123 were applied, compensation expense would have been recorded for stock options based on their fair value computed with an option-pricing model. The effect on net earnings and earnings per share had the Company recorded compensation expense using the fair value method under SFAS No. 123 follows:

     =====================================================================
                                    Three months ended   Nine months ended
                                             April 30,           April 30,
                                    --------------------------------------
                                         2003     2002      2003      2002
     =====================================================================
     Net earnings, as reported         $6,585   $9,406   $23,178   $27,460
     Add:  Compensation expense
        recorded for restricted
        stock awards (after-tax)          352      299     1,190       469
     Deduct:  Total stock-based
        compensation expense
        determined under fair value
        based method for all awards
        (after-tax)                      (956)    (810)   (2,591)   (2,054)
     ---------------------------------------------------------------------
          Pro forma net earnings       $5,981   $8,895   $21,777   $25,875
     =====================================================================
     Diluted earnings per common share:
          As reported                   $0.36    $0.50     $1.27     $1.48
          Pro forma                      0.33     0.48      1.19      1.40
     =====================================================================
     Basic earnings per common share:
          As reported                   $0.36    $0.56     $1.29     $1.65
          Pro forma                      0.33     0.53      1.21      1.56
     =====================================================================

New Accounting Standards
     On August l, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required debt extinguishment gains and losses to be classified as an extraordinary item. Due to the rescission of SFAS No. 4, the $1,737 loss the Company incurred on its August 2002 convertible debt redemption (see Note 3) was reported as a separate item in operating earnings instead of an extraordinary item net of income taxes.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to record a liability for the fair value of its guarantees when issued and disclose them in detail in its interim and annual financial statements. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The Company generally does not issue guarantees and did not have any material guarantees at April 30, 2003. Therefore, FIN No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, reinsurance or other transactions or arrangements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary (the business enterprise that will absorb a majority of the expected losses or receive a majority of the expected residual returns of the variable interest entity). FIN No. 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, the Company is required to apply FIN No. 46 no later than August 1, 2003. The Company has one variable interest entity (a special purpose entity that it established for its asset securitization facility). This entity is already fully consolidated under current accounting rules and will continue to be fully consolidated under FIN No. 46. The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations or financial position.

NOTE 2 - FINANCE RECEIVABLES

     Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and investments in direct financing leases as follows:

     =====================================================================
                                                   April 30,      July 31,
                                                        2003          2002
     =====================================================================
     Loans:
        Fixed rate                                $1,042,973    $1,009,275
        Floating rate                                 90,408       100,558
     ---------------------------------------------------------------------
           Total loans                             1,133,381     1,109,833
     Direct financing leases                         269,334       326,636
     ---------------------------------------------------------------------
              Finance receivables                 $1,402,715    $1,436,469
     =====================================================================

     Direct financing leases include residual values of $45,973 at April 30, 2003 and $57,432 at July 31, 2002.

     Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment) as follows:

     =====================================================================
                                                   April 30,      July 31,
                                                        2003          2002
     =====================================================================
     Finance receivables classified as
        non-accrual                                  $44,469       $29,374
     Assets received to satisfy finance
        receivables                                   28,753        23,788
     ---------------------------------------------------------------------
           Non-performing assets                     $73,222       $53,162
     =====================================================================


     The activity of the allowance for possible losses follows:

     =====================================================================
                                    Three months ended   Nine months ended
                                             April 30,           April 30,
                                    --------------------------------------
                                        2003      2002      2003      2002
     =====================================================================
     Beginning balance               $23,742   $23,023   $24,171   $21,938
        Provision                      4,050     1,400     7,900     4,025
        Write-downs                   (4,195)   (1,519)   (9,338)   (4,586)
        Recoveries                        37       678       901     2,205
     ---------------------------------------------------------------------
     Ending balance                  $23,634   $23,582   $23,634   $23,582
     =====================================================================
     Percentage of finance receivables  1.68%     1.69%     1.68%     1.69%
     =====================================================================
     Net credit losses *              $4,158      $841    $8,437    $2,381
     =====================================================================
     Loss ratio **                      1.18%     0.24%     0.79%     0.23%
     =====================================================================
     *   write-downs less recoveries
     **  net credit losses over average finance receivables, annualized

     The Company also provides commitments to extend credit. These commitments contain off-balance sheet risk. The Company uses the same credit policies and procedures in making these commitments as it does for finance receivables, as the credit risks are substantially the same. At April 30, 2003 and July 31, 2002, the unused portion of these commitments was $5,568 and $5,636, respectively.

NOTE 3 - DEBT

     Debt comprised the following:

     =====================================================================
                                                   April 30,      July 31,
                                                        2003          2002
     =====================================================================
     Senior debt:
        Fixed rate term notes due 2003-2010       $  427,000    $  423,750
        Floating rate term notes due 2003-2010       173,000        86,250
     ---------------------------------------------------------------------
           Total term notes                          600,000       510,000
        Asset securitization financings              325,000       225,000
        Commercial paper                             121,769       227,166
        Bank borrowings                                8,000        68,230
     ---------------------------------------------------------------------
              Total senior debt                    1,054,769     1,030,396
     ---------------------------------------------------------------------
     Subordinated debt
        4.5% convertible subordinated notes               --        91,188
        8.0% subordinated debentures                      --         2,290
     ---------------------------------------------------------------------
              Total subordinated debt                     --        93,478
     ---------------------------------------------------------------------
                 Total debt                       $1,054,769    $1,123,874
     =====================================================================

Senior Term Notes
     In April 2003, the Company issued $200,000 of fixed and floating rate unsecured senior term notes. The Company received $115,000 in April 2003 and chose to delay funding on the remaining $85,000 until June 2003 to more closely match the maturities of existing term debt. The debt issuance includes $112,000 of fixed rate notes with a weighted average rate of 4.5% and $88,000 of notes indexed to three-month LIBOR with a weighted average rate of 2.4% at April 30, 2003. The notes are due at maturity as follows:
$155,000 in five years and $45,000 in seven years. The floating rate notes cannot be prepaid for eighteen or twenty-four months after issuance (based on their respective term) and thereafter can be prepaid without penalty.

     In August 2002, the Company received the remaining $100,000 of its July 2002 $200,000 issuance of fixed and floating rate unsecured senior term notes. The debt issuance includes $112,500 of fixed rate notes and $87,500 of floating rate notes. The notes are due at maturity as follows: $55,500 in three years, $76,000 in four years and $68,500 in five years. The floating rate notes cannot be prepaid for twelve to eighteen months after issuance (based on their respective term) and thereafter can be prepaid without penalty.

     Interest on fixed rate notes is generally payable semi-annually. Interest rates on floating rate notes are indexed to LIBOR and generally change every thirty to ninety days. Prepayments of fixed rate notes are subject to a premium based on yield maintenance formulas.

Asset Securitization Financings
     In August 2002, the Company completed a third transaction under its asset securitization facility obtaining an additional $100,000. The Company structured the terms of the facility so that securitization proceeds would be recorded as secured borrowings on its consolidated balance sheet and not as sales of receivables. Therefore, gains on sales of securitized receivables would not be recorded. The secured borrowings are without recourse to the Company. The terms of the facility provide for committed revolving financing for a one year term that, if not renewed prior to the current expiration date of March 27, 2004, can be converted into term debt at the Company's option. Finance receivables include $412,715 and $265,301 of securitized receivables at April 30, 2003 and July 31, 2002, respectively.

     The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, approximately $557,000 at April 30, 2003. Therefore, the Company could securitize an additional $144,285 of finance receivables at April 30, 2003. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

Bank Borrowings
     At April 30, 2003, the Company had $400,000 of committed unsecured revolving credit facilities with various banks expiring as follows: $265,000 within one year and $135,000 on various dates from August 2004 through April 2006. Borrowings under these facilities generally mature between one and ninety days and bear interest based on domestic money market rates or LIBOR.

Subordinated Debt
     In July 2002, the Company called its 4.5% convertible subordinated notes due May 2005 for redemption. The redemption was completed in August 2002; $56,223 of the notes were redeemed for cash and $34,965 of the notes were converted into 1,159,000 shares of the Company's common stock at the stated conversion price of $30.15625 per share. The Company paid a $1,085 prepayment premium equal to 1.93% of the principal amount of the notes redeemed for cash. The premium, combined with the expensing of unamortized deferred debt issuance costs (which were being amortized over the term of the notes), resulted in a $1,737 pre-tax loss.

     In October 2002, the Company redeemed for cash its 8.0% subordinated debentures due in March 2003 for their principal amount.

Other
     The debt agreements of the Company's major operating subsidiary contain certain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was indirectly limited to $151,600 at April 30, 2003.

     Long-term senior debt comprised the following:

     =====================================================================
                                                   April 30,      July 31,
                                                        2003          2002
     =====================================================================
     Term notes                                     $420,000      $277,000
     Bank borrowings and commercial paper
        supported by bank credit facilities
        expiring after April 30, 2004 and
        July 31, 2003, respectively                  129,769       185,000
     Asset securitization financings                 150,063       115,841
     ---------------------------------------------------------------------
           Total long-term senior debt              $699,832      $577,841
     =====================================================================


NOTE 4 - DERIVATIVES

     In April 2003, the Company entered into an interest rate swap agreement with a notional amount of $12,500 as a fair value hedge of the $12,500 of seven-year fixed rate term notes issued in April 2003. Under the terms of the swap, the Company will receive a fixed rate equal to the rate of the hedged debt and will pay a floating rate indexed to six-month LIBOR on the notional amount. The swap expires on the notes' maturity date. The swap effectively converted the fixed rate notes to a floating rate and was structured to allow the use of the "short-cut" method of measuring hedge effectiveness as defined in SFAS No. 133. As a result, there is no hedge ineffectiveness from the swap.


NOTE 5 - EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

     =====================================================================
                                    Three months ended   Nine months ended
                                             April 30,           April 30,
                                    --------------------------------------
                                        2003      2002      2003      2002
     =====================================================================
     Net earnings (used for basic
       EPS)                           $6,585    $9,406   $23,178   $27,460
     Effect of convertible securities     --       710       115     2,168
     ---------------------------------------------------------------------
     Adjusted net earnings (used for
       diluted EPS)                   $6,585   $10,116   $23,293   $29,628
     =====================================================================
     Weighted average common shares
       outstanding (used for basic
       EPS)                           18,061    16,674    17,935    16,610
     Effect of dilutive securities:
       Stock options                      71       489       257       419
       Restricted stock                    3        --        41        --
       Convertible notes                  --     3,024       166     3,024
     ---------------------------------------------------------------------
     Adjusted weighted average common
       shares and assumed conversions
       (used for diluted EPS)         18,135    20,187    18,399    20,053
     =====================================================================
     Net earnings per common share:
       Diluted                         $0.36     $0.50     $1.27     $1.48
     =====================================================================
       Basic                           $0.36     $0.56     $1.29     $1.65
     =====================================================================

NOTE 6 - STOCKHOLDERS' EQUITY

     In March 2003, the Company received 12,000 shares of its common stock at an average market price of $18.72 per share from certain of its officers to satisfy their minimum income tax withholding requirements resulting from the vesting of their restricted stock. These shares are included in the 149,000 shares held in treasury at April 30, 2003.


PART I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2002 and Note 1 herein describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for possible losses on finance receivables, impairments of finance receivables, assets received to satisfy receivables and residual values on direct financing leases. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

     The allowance for possible losses on finance receivables is estimated by management based on total finance receivables, credit losses incurred, the level of non-accrual/delinquent finance receivables and management's current assessments of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties the Company may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. Changes in the level of the allowance may be necessary based on unexpected changes in these factors.

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

     The Company records residual values on its direct financing leases at the lowest of (i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or
(iii) the estimated fair value of the equipment at the end of the lease. The Company may not be able to realize the full amount of the estimated residual value recorded due to subsequent adverse changes in equipment values which would cause the Company to incur a write-down.


RESULTS OF OPERATIONS

Comparison of three months ended April 30, 2003 to three months ended
April 30, 2002
------------------------------------------------------------------------------
     Net earnings decreased by 30% to $6.6 million in the third quarter of fiscal 2003 from $9.4 million in the third quarter of fiscal 2002. The decrease was due to (i) the provision for higher credit losses, increased legal and other costs and lower finance income resulting from higher non-performing assets and (ii) the effects of continued low market interest rates. These factors were partially offset by decreased salary expense and the reduction of interest expense from the conversion of $35.0 million of debt into equity.

     Finance income decreased by 10% to $30.7 million in the third quarter of fiscal 2003 from $34.2 million in the third quarter of fiscal 2002. The decrease resulted from (i) the lower net yield of finance receivables from continued low market interest rates and (ii) to a lesser extent, the increase in non-accrual finance receivables. These factors were slightly offset by the less than 1% ($6 million) increase in average finance receivables outstanding to $1.413 billion in the third quarter of fiscal 2003 from $1.407 billion in the third quarter of fiscal 2002.

     Interest expense, incurred on borrowings used to fund finance receivables, decreased by 16% to $10.0 million in the third quarter of fiscal 2003 from $11.9 million in the third quarter of fiscal 2002. The decrease resulted from lower average market interest rates, the August 2002 conversion/redemption of debt, and to a lesser extent, a lower weighted average rate on the Company's fixed rate term debt. These factors were slightly offset by the less than 1% ($8 million) increase in average debt outstanding (excluding the conversion of $35.0 million of debt into equity).

     Net finance income before provision for possible losses on finance receivables decreased by 7% to $20.7 million in the third quarter of fiscal 2003 from $22.3 million in the third quarter of fiscal 2002. Net finance income before provision for possible losses expressed as a percentage of average finance receivables outstanding ("net interest margin") decreased to 6.0% in the third quarter of fiscal 2003 from 6.5% in the third quarter of fiscal 2002. The decrease resulted from the effects of continued low market interest rates and the increase in non-accrual finance receivables, which were partially offset by the effect of the decrease in the Company's leverage to 3.4 at April 30, 2003 from 4.6 at April 30, 2002.

     The provision for possible losses on finance receivables increased to $4.1 million in the third quarter of fiscal 2003 from $1.4 million in the third quarter of fiscal 2002 due to higher net credit losses (write-downs of receivables less subsequent recoveries). The increase in net credit losses resulted from higher amounts of non-performing assets, declining equipment values, a weak resale market and general economic conditions. The provision for possible losses is determined by the amount required to increase the allowance for possible losses to a level considered appropriate by management. Management estimated the allowance based on various factors as described in the Critical Accounting Policies section herein.

     Salaries and other expenses increased by 7% to $5.8 million in the third quarter of fiscal 2003 from $5.4 million in the third quarter of fiscal 2002. The increase resulted from increased legal and other costs associated with non-performing assets and, to a lesser extent, increases in the costs of being a public company (includes internal and external audit costs, legal fees and insurance). These factors were partially offset by the decrease in salary expense due to work force reductions and the decrease in the bonus component of the CEO's compensation. Salaries and other expenses expressed as a percentage of average finance receivables outstanding ("expense ratio") increased to 1.7% in the third quarter of fiscal 2003 from 1.6% in the third quarter of fiscal 2002 resulting from the increase in expenses.

     Diluted earnings per share decreased by 28% to $0.36 per share in the third quarter of fiscal 2003 from $0.50 per share in the third quarter of fiscal 2002, and basic earnings per share decreased by 35% to $0.36 per share in the third quarter of fiscal 2003 from $0.56 per share in the third quarter of fiscal 2002. The percentage decrease in diluted earnings per share was lower than the percentage decrease in net earnings primarily due to the decrease in the number of dilutive shares outstanding from the August 2002 redemption of convertible debt. The percentage decrease in basic earnings per share was higher than the percentage decrease in net earnings primarily due to the issuance of 1.16 million shares of common stock from the August 2002 conversion of $35.0 million of debt.


Comparison of nine months ended April 30, 2003 to nine months ended
April 30, 2002
-------------------------------------------------------------------------------
     Net earnings decreased by 16% to $23.2 million in the first nine months of fiscal 2003 from $27.5 million in the first nine months of fiscal 2002. Excluding the $1.7 million loss on the redemption of the Company's convertible debt in fiscal 2003 ($1.1 million after-tax), net earnings decreased by 11% to $24.3 million in the first nine months of fiscal 2003.
The decrease was due to (i) the provision for higher credit losses, increased legal and other costs and lower finance income resulting from higher non-performing assets, (ii) the effects of continued low market interest rates and, to a lesser extent, (iii) increases in the costs of being a public company. These factors were partially offset by higher average finance receivables and the reduction of interest expense resulting from the conversion of $35.0 million of debt into equity.

     Finance income decreased by 4% to $98.9 million in the first nine months of fiscal 2003 from $103.4 million in the first nine months of fiscal 2002. The decrease resulted from (i) the lower net yield of finance receivables resulting from continued low market interest rates and (ii) the increase in non-accrual finance receivables. These factors were partially offset by the 5% ($63 million) increase in average finance receivables outstanding to $1.429 billion in the first nine months of fiscal 2003 from $1.366 billion in the first nine months of fiscal 2002.

     Interest expense decreased by 12% to $33.7 million in the first nine months of fiscal 2003 from $38.5 million in the first nine months of fiscal 2002. The decrease resulted from lower average market interest rates and the

August 2002 conversion/redemption of debt, which were partially offset by the 5% ($53 million) increase in average debt outstanding (excluding the conversion of $35.0 million of debt into equity).

     Net finance income before provision for possible losses on finance receivables increased by less than 1% to $65.2 million in the first nine months of fiscal 2003 from $64.9 million in the first nine months of fiscal 2002. Net interest margin decreased to 6.1% in the first nine months of fiscal 2003 from 6.4% in the first nine months of fiscal 2002. The decrease resulted from the effects of continued low market interest rates and the increase in non-accrual finance receivables, which were partially offset by the effect of the decrease in the Company's leverage.

     The provision for possible losses on finance receivables increased to $7.9 million in the first nine months of fiscal 2003 from $4.0 million in the first nine months of fiscal 2002 due to higher net credit losses. The increase in net credit losses resulted from higher amounts of non-performing assets, declining equipment values, a weak resale market and general economic conditions.

     Salaries and other expenses increased by 11% to $17.3 million in the first nine months of fiscal 2003 from $15.6 million in the first nine months of fiscal 2002. The increase resulted from increased legal and other costs associated with non-performing assets and, to a lesser extent, increases in the costs of being a public company. Salary expense was the same since salary increases were offset by work force reductions. The expense ratio increased to 1.6% in the first nine months of fiscal 2003 from 1.5% in the first nine months of fiscal 2002. The increase resulted from the increase in expenses, partially offset by the increase in average finance receivables outstanding.

     Diluted earnings per share decreased by 14% to $1.27 per share in the first nine months of fiscal 2003 from $1.48 per share in the first nine months of fiscal 2002, and basic earnings per share decreased by 22% to $1.29 per share in the first nine months of fiscal 2003 from $1.65 per share in the first nine months of fiscal 2002. The percentage decrease in diluted earnings per share was lower than the percentage decrease in net earnings primarily due to the decrease in the number of dilutive shares outstanding from the August 2002 redemption of convertible debt. The percentage decrease in basic earnings per share was higher than the percentage decrease in net earnings primarily due to the issuance of 1.16 million shares of common stock from the August 2002 conversion of $35.0 million of debt. Diluted and basic earnings per share for the first nine months of fiscal 2003, excluding the after-tax loss on redemption of convertible debt, were $1.33 and $1.36, respectively.

     The amounts of net earnings, diluted earnings per share and basic earnings per share excluding the $1.1 million after-tax loss on the redemption of the Company's convertible debt are considered non-GAAP financial measures. The Company's management believes that these amounts would be useful to investors in comparing the Company's current operating performance to past and future fiscal periods. The excluded loss was a result of the Company calling its 4.5% convertible subordinated notes for redemption. The notes were called to eliminate their dilutive effect. This was a one-time, non-recurring event.


RECEIVABLE PORTFOLIO AND ASSET QUALITY

     Finance receivables outstanding decreased by 2% ($34.0 million) to $1.403 billion at April 30, 2003 from $1.437 billion at July 31, 2002. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and investments in direct financing leases. At April 30, 2003, loans were 81% ($1.133 billion) of finance receivables, and leases were 19% ($269.3 million) of finance receivables.

     Finance receivables originated in the third quarter of fiscal 2003 and 2002 were $158 million and $208 million, respectively, and finance receivables originated in the first nine months of fiscal 2003 and 2002 were $497 million and $605 million, respectively. Finance receivables collected in the third quarter of fiscal 2003 and 2002 were $167 million and $168 million, respectively, and finance receivables collected in the first nine months of fiscal 2003 and 2002 were $507 million and $494 million, respectively. Originations decreased due to weak demand for equipment financing caused by general economic conditions.

     The Company's underwriting policies and procedures require obtaining a first lien on equipment financed or ownership of equipment leased. The equipment financed/leased by the Company generally possesses certain characteristics that can mitigate losses. The equipment collateral typically has an economic life exceeding the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. The Company also does not finance/lease aircraft and railcars, computer related equipment, fixtures and telecommunications equipment. The Company's finance receivables are concentrated in four industries as follows: construction related - 38%, road transportation - 32%, waste services - 14% and manufacturing - 12%.

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

     The allowance for possible losses decreased to $23.6 million at April 30, 2003 from $24.2 million at July 31, 2002 and resulted from the decreases in total, non-accrual and delinquent finance receivables. The allowance level was 1.68% of finance receivables at April 30, 2003 and at July 31, 2002. Management periodically reviews the allowance to determine that its level is appropriate.

     Net credit losses increased to $4.2 million in the third quarter of fiscal 2003 from $841,000 in the third quarter of fiscal 2002. Net credit losses, expressed as a percentage of average finance receivables outstanding ("loss ratio"), increased to 1.18% in the third quarter of fiscal 2003 from 0.24% in the third quarter of fiscal 2002. Net credit losses increased to $8.4 million in the first nine months of fiscal 2003 from $2.4 million in the first nine months of fiscal 2002. The loss ratio increased to 0.79% in the first nine months of fiscal 2003 from 0.23% in the first nine months of fiscal 2002. Net credit losses have been increasing primarily due to the increased amount of non-performing assets, declining equipment values, a weak resale market and general economic conditions.

     Effective August 1, 2002, the Company accelerated the non-accrual classification of finance receivables. Finance receivables with a contractual payment 90 days or more past due are classified as non-accrual; the prior threshold was 120 days. This change did not have a significant impact on the Company's operations. In addition, the Company has reclassified assets received to satisfy finance receivables (repossessed equipment) from finance receivables to other assets. The Company made these changes to conform to industry practice. The amounts of non-accrual finance receivables and repossessed equipment for the previous five fiscal quarters are presented below (in millions):

  =============================================================================
                         4/30/2003  1/31/2003  10/31/2002  7/31/2002  4/30/2002
  =============================================================================
  Non-accrual finance
    receivables*             $44.5      $46.7       $36.7      $29.4      $27.7
  Repossessed equipment       28.7       33.1        23.4       23.8       21.8
  -----------------------------------------------------------------------------
     Total non-performing
       assets                $73.2      $79.8       $60.1      $53.2      $49.5
  =============================================================================
  Percentage of total
      finance receivables      5.2%       5.6%        4.2%       3.7%       3.5%
  =============================================================================
     * includes $5.3 million (0.4% of total receivables), $8.4 million (0.6% of total receivables) and $3.1 million (0.2% of total receivables) at April 30, 2003, January 31, 2003 and October 31, 2002, respectively arising from the acceleration of the non-accrual classification of finance receivables from 120 to 90 days

     Delinquent finance receivables (transactions with a contractual payment 60 or more days past due) were $29.8 million (2.1% of total finance receivables) at April 30, 2003 compared to $32.4 million (2.3% of total finance receivables) at July 31, 2002 and $42.3 million (3.0% of total finance receivables) at April 30, 2002. Approximately half of the Company's non-accrual finance receivables at April 30, 2003 were not delinquent.

     The Company's asset quality statistics in the third quarter of fiscal 2003 reflect continued weak economic and industry conditions as well as the uncertainty caused by the war. These factors have increased the possibility that customers will pay late, stop paying, declare bankruptcy or liquidate their businesses and also caused equipment values to decline. A continuation of these conditions could result in higher net credit losses and non-performing assets. Increases in net credit losses would have a negative effect on earnings through additional increases in the provision for possible losses and increases in non-performing assets would have a negative effect on earnings by reducing finance income and increasing credit losses. Although net credit losses have been increasing and may continue to increase, the current and expected levels are within current and historical industry experience.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and growth are dependent upon the continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay maturing debt. The Company may obtain funds from many sources, including operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, borrowings under committed unsecured revolving credit facilities, dealer placed and directly issued commercial paper and sales of common and preferred equity. Management believes that the Company's sources of liquidity are well diversified. The Company is not dependent on any single funding source or on any single credit provider. Management believes, but cannot assure, that sufficient liquidity is available to the Company to support its future operations and growth.

     The Company's senior term notes are rated "BBB" by Fitch, Inc. ("Fitch") and the Company's commercial paper is rated "F-2" by Fitch. The Company's access to capital markets at competitive rates is partly dependent on these credit ratings. Fitch last reported that its ratings outlook for the Company is stable. The debt agreements of the Company's major operating subsidiary contain certain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was indirectly limited to $151.6 million at April 30, 2003.

     Total debt decreased by 6% ($69.1 million) to $1.055 billion at April 30, 2003 from $1.124 billion at July 31, 2002 and stockholders' equity increased by 25% ($61.4 million) to $310.0 million at April 30, 2003 from $248.6 million at July 31, 2002. As a result, leverage (debt-to-equity ratio) decreased to 3.4 at April 30, 2003 from 4.5 at July 31, 2002. The decrease in debt and the increase in equity were primarily due to the conversion of $35.0 million of debt into equity in August 2002 and net earnings of $23.2 million in the first nine months of fiscal 2003.

     Debt comprised the following (in millions):

     =====================================================================
                                      April 30, 2003         July 31, 2002
                                    Amount   Percent      Amount   Percent
     =====================================================================
     Senior term notes            $  600.0        57%   $  510.0        46%
     Asset securitization
       financings                    325.0        31       225.0        20
     Commercial paper                121.8        11       227.2        20
     Borrowings under bank
       credit facilities               8.0         1        68.2         6
     Subordinated debt                  --        --        93.5         8
     ---------------------------------------------------------------------
          Total debt              $1,054.8       100%   $1,123.9       100%
     =====================================================================

Senior Term Notes
     In April 2003, the Company issued $200.0 million of unsecured senior term notes to thirteen insurance companies. The Company received $115.0 million in April 2003 and chose to delay funding on the remaining $85.0 million until June 2003 to more closely match the maturities of existing term debt. The Company used the proceeds to repay borrowings under bank credit facilities, commercial paper and maturing term debt. The debt issuance includes $112.0 million of fixed rate notes and $88.0 million of floating rate notes due at maturity as follows: $155.0 million in April and June 2008 and $45.0 million in April and June 2010.

     In August 2002, the Company received the remaining $100.0 million of its July 2002 $200.0 million debt issuance of fixed and floating rate unsecured senior term notes and used the proceeds to repay borrowings under bank credit facilities and commercial paper.

     In the first nine months of fiscal 2003, the Company repaid $115.0 million of unsecured senior term notes at maturity with proceeds from borrowings under bank credit facilities. The Company also prepaid a 6.4% $10.0 million unsecured senior term note at principal with proceeds from borrowings under bank credit facilities.

     At April 30, 2003, the $600.0 million of senior term notes comprised $555.0 million of private placements and medium term notes with insurance companies and $45.0 million of bank term loans.

Bank Credit Facilities
     At April 30, 2003, the Company had $400.0 million of committed unsecured revolving credit facilities from twelve banks (a $25.0 million decrease from July 31, 2002). This includes $205.0 million of facilities with original terms ranging from two to five years and $195.0 million of facilities with an original term of one year. At April 30, 2003, $8.0 million was outstanding under the multi-year facilities, maturing between one and ninety days.

     These facilities provide the Company with a dependable, low-cost source of funds and support for its commercial paper program. The Company can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may or may not be renewed upon expiration.

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

Asset Securitization Financings
     In August 2002, the Company obtained $100.0 million from a third transaction under its asset securitization facility established in July 2001. The Company used the proceeds to repay borrowings under bank credit facilities and commercial paper. The Company structured the terms of the facility so that any securitization proceeds would be classified as debt and not as sales of receivables for financial reporting purposes. Therefore, the Company has not recorded any gains on sales of securitized receivables. At April 30, 2003, the Company had $325.0 million of asset securitization financings accounted for as secured borrowings included in senior debt on its April 30, 2003 Consolidated Balance Sheet.

     Borrowings under the securitization facility are limited to a minimum level of securitized receivables. When borrowings exceed the minimum level, the Company can repay the excess or securitize more receivables. The Company can securitize more receivables during the term of the facility. The facility expires March 27, 2004. The Company currently intends to renew the facility for another year. Upon the expiration of the facility, the Company can repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly in amounts equal to the collections of securitized receivables. Currently, the Company would exercise the conversion option if the facility was not renewed. Based on the contractual payments of the $412.7 million of securitized receivables at April 30, 2003, the term debt would be fully repaid by May 2005.

     The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, approximately $557.0 million at April 30, 2003. Therefore, the Company could securitize an additional $144.3 million of finance receivables at April 30, 2003. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

Convertible Notes
     In July 2002, the Company called its 4.5% convertible subordinated notes due in May 2005 for redemption. The redemption was completed in August 2002; $56.2 million of the notes were redeemed for cash and $35.0 million of the notes were converted into 1.16 million shares of the Company's common stock at the stated conversion price of $30.15625 per share. The Company called the notes because they were an expensive form of financing considering their dilution and their cost relative to current market interest rates. The Company also had the resources to do so from the July 2002 $200 million debt issuance and the August 2002 $100.0 million asset securitization financing. The Company paid a $1.1 million prepayment premium equal to 1.93% of the principal amount of the notes redeemed for cash.


MARKET INTEREST RATE RISK AND SENSITIVITY

     The Company's earnings are sensitive to fluctuations in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates and the prime rate). Changes in these rates affect the Company's finance income and interest expense. Generally, based on the current mix of fixed rate and floating rate finance receivables and debt, increases in rates would have a negative impact on earnings, and decreases in rates would have a positive impact on earnings because the Company has more floating rate and short-term debt than fixed rate term debt, and more fixed rate finance receivables than floating rate finance receivables. As a result, if market interest rates rise, the Company's borrowing costs would increase faster than the yield on its finance receivables. Conversely, if market interest rates decline, the Company's borrowing costs would decrease faster than the yield on its finance receivables. These effects would diminish over time. In addition, since the Company's interest earning assets exceed its interest bearing liabilities, eventually, lower market interest rates would reduce net earnings and higher rates would increase net earnings. These broad statements do not take into account the effects of economic and other conditions that could accompany interest rate fluctuations.

     The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability. The net interest spread for the third quarter and first nine months of fiscal 2003 and 2002 follow:

     =====================================================================
                                    Three months ended   Nine months ended
                                             April 30,           April 30,
                                    --------------------------------------
                                        2003      2002      2003      2002
     =====================================================================
     Net yield of finance
        receivables                      8.9%     10.0%      9.3%     10.1%
     Weighted average cost of
        borrowed funds                   3.9       4.5       4.2       4.9
     ---------------------------------------------------------------------
          Net interest spread            5.0%      5.5%      5.1%      5.2%
     =====================================================================

     The effect of continued low market interest rates started to reduce the Company's net interest spread in the second quarter of fiscal 2003. This is expected to continue since the net yield of finance receivables will decline (as new finance receivables are booked at rates that are lower than the rates on finance receivables collected) more than the Company's cost of funds further reducing the Company's net interest spread.

     The Company monitors and manages its exposure to market interest rate fluctuations through risk management procedures that include using certain derivative financial instruments and changing the proportion of its fixed rate term debt versus its floating rate and short term debt. The Company may use derivatives to hedge its exposure to interest rate risk on certain debt obligations. The Company does not use derivatives for speculation and the Company does not trade derivatives.

     In April 2003, the Company entered into an interest rate swap agreement with a notional amount of $12.5 million as a fair value hedge of its 4.96% $12.5 million seven-year fixed rate term notes issued in April 2003. Under the terms of the swap, the Company will receive a fixed rate equal to the rate of the hedged debt and will pay a floating rate indexed to six-month LIBOR (2.42% at April 30, 2003) on the notional amount. The swap expires on the notes' maturity date. The swap effectively converted the fixed rate notes to a floating rate. The Company may swap all or a portion of the $50.0 million of fixed rate term notes remaining to be funded under the April 2003 debt issue when the proceeds are received in June 2003.

     At April 30, 2003, $1.311 billion (93%) of finance receivables were fixed rate and $91.9 million (7%) were indexed to the prime rate. Finance receivables provide for monthly payments for periods of two to five years. The Company experiences some prepayments that accelerate the scheduled maturities of finance receivables. At April 30, 2003, $450.0 million of fixed rate finance receivables are scheduled to mature within one year and the weighted average remaining maturity of fixed rate finance receivables is approximately two years.

     Fixed rate term debt of $427.0 million and stockholders' equity of $310.0 million totaled $737.0 million at April 30, 2003. Since fixed rate finance receivables exceeds this amount significantly, the net interest spread would be affected by fluctuations in market interest rates. The Company does not match the maturities of its debt to its finance receivables.

     Management periodically calculates the effect on net earnings of a hypothetical, immediate 100 basis point (1.0%) increase in market interest rates. At April 30, 2003, such a hypothetical adverse change in rates would reduce quarterly net earnings by approximately $600,000. Actual future changes in market interest rates may differ materially and their effect on net earnings may also differ materially due to changes in finance receivable and debt repricing structures. In addition, any other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.


NEW ACCOUNTING STANDARDS

     On August 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required debt extinguishment gains and losses to be classified as an extraordinary item. Due to the rescission of SFAS No. 4, the $1.7 million loss the Company incurred on its August 2002 convertible debt redemption was reported as a separate item included in operating earnings instead of an extraordinary item net of income taxes.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to record a liability for the fair value of its guarantees when issued and disclose them in detail in its interim and annual financial statements. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The Company generally does not issue guarantees and did not have any material guarantees at April 30, 2003. Therefore, FIN No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to expense stock-based employee compensation and requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures appear in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this Form 10-Q. The Company does not currently plan to make a voluntary change to record expense for stock options.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, reinsurance or other transactions or arrangements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary (the business enterprise that will absorb a majority of the expected losses or receive a majority of the expected residual returns of the variable interest entity). FIN No. 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, the Company is required to apply FIN No. 46 no later than August 1, 2003. The Company has one variable interest entity (a special purpose entity that it established for its asset securitization facility). This entity is already fully consolidated under current accounting rules and will continue to be fully consolidated under FIN No. 46. The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations or financial position.


FORWARD-LOOKING STATEMENTS

     Certain statements in this document may include the words or phrases "can be," "expects," "plans," "may," "may affect," "may depend," "believe," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company's control, including, without limitation,
(i) the ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in the Company's receivables portfolio and the adequacy of the Company's reserves, (iii) changes in market interest rates, (iv) changes in economic, financial and market conditions, (v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


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

PART II


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits:                                                    Page No.

Exhibit No.  Description of Exhibit
-----------------------------------------------------------------------
 3.1  (a)  Articles of Incorporation of the Registrant
 3.2  (a)  By-laws of the Registrant
 3.3  (a)  Form of Restated and Amended By-laws of the Registrant
 3.4 (f) Certificate of Amendment of Articles of Incorporation dated December 9, 1998
 3.5  (f)  Restated By-laws of the Registrant as amended through
           December 30, 1998
 3.6  (g)  Restated By-laws of the Registrant as amended through March 7,
           2000
 4.8 (c) Indenture dated January 14, 1998 for Financial Federal Credit Inc.'s Rule 144A Medium Term Note Program
 4.12 (d)  Specimen Common Stock Certificate
 4.13 (h) Indenture dated September 20, 2000 for Financial Federal Credit Inc.'s $200 million Rule 144A Medium Term Note program
10.8  (a)  Form of Commercial Paper Note issued by the Registrant
10.9  (a)  Form of Commercial Paper Note issued by Financial Federal
           Credit Inc.
10.10 (a)  Stock Option Plan of the Registrant and forms of related stock option agreements
10.21 (b)  Form of Commercial Paper Dealer Agreement of Financial Federal
           Credit Inc.
10.22 (b)  Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor
10.25 (e)  Amended and Restated 1998 Stock Option/Restricted Stock Plan
           of the Registrant
10.26 (g)  Deferred Compensation Agreement dated March 7, 2000 between the Registrant and Clarence Y. Palitz, Jr.
10.27 (h)  2001 Management Incentive Plan for the Chief Executive Officer
           of the Registrant
10.28 (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and its Chief Executive Officer
10.29 (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and senior officers
10.30 (i)  Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its Chief Executive Officer
10.31 (i)  Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and senior officers
10.32 (j)  Supplemental Retirement Benefit dated June 4, 2002 between the
           Registrant and its Chief Executive Officer
10.33 (k)  Agreement to defer vested restricted stock dated February 26,
           2003 between the Registrant and its Chief Executive Officer
10.34 (k)  Agreement to defer vested restricted stock dated February 26,
           2003 between the Registrant and its Chief Executive Officer
99.1   *   Certification of Principal Executive Officer pursuant to 18
           U.S.C. Section 1350, dated June 10, 2003
99.2   *   Certification of Principal Financial Officer pursuant to 18
           U.S.C. Section 1350, dated June 10, 2003
____________
* filed herewith

Previously filed with the Securities and Exchange Commission as an exhibit to:

(a) the Company's Registration Statement on Form S-1 (Registration No.
    33-46662).
(b) the Company's Form 10-K for the fiscal year ended July 31, 1996.
(c) one of the Company's Forms 10-Q for the fiscal year ended July 31, 1998.
(d) the Company's Registration Statement on Form S-3 (Registration No.
    333-56651).
(e) the Company's Registration Statement on Form S-8 (Registration No.
    333-50962).
(f) one of the Company's Forms 10-Q for the fiscal year ended July 31, 1999.
(g) one of the Company's Forms 10-Q for the fiscal year ended July 31, 2000.

(h) one of the Company's Forms 10-Q for the fiscal year ended July 31, 2001.
(i) one of the Company's Forms 10-Q for the fiscal year ended July 31, 2002.
(j) the Company's Form 10-K for the fiscal year ended July 31, 2002.
(k) the Company's Form 10-Q for the quarter ended January 31, 2003.


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


June 10, 2003
--------------
(Date)

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


Date:     June 10, 2003
          --------------
                                   /s/ Paul R. Sinsheimer
                                   -------------------------------------
                                   Paul R. Sinsheimer
                                   Chief Executive Officer and President

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


Date:     June 10, 2003
          --------------
                                   /s/ Steven F. Groth
                                   --------------------------------
                                   Steven F. Groth
                                   Chief Financial Officer and
                                   Senior Vice President