Form 10-K
period 2003-07-31
FINANCIAL FEDERAL CORP
filed 2003-10-28
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2003

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

       Registrant's telephone number, including area code: (212) 599-8000

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                Name of exchange on which registered
----------------------------            ------------------------------------
Common Stock, $.50 par value               New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No |_|

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on October 16, 2003 was $561,283,915.20. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on the prior day ($32.96 per share). For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non-affiliates was computed as 17,029,245 shares. The number of shares of Registrant's Common Stock outstanding as of October 16, 2003 was 18,617,344 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on December 9, 2003, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           Annual Report on Form 10-K
                        for the year ended July 31, 2003

                                TABLE OF CONTENTS

Part I                                                                                             Page No.
------------------------------------------------------------------------------------------------   --------
Item 1.    Business                                                                                   3

Item 2.    Properties                                                                                 6

Item 3.    Legal Proceedings                                                                          6

Item 4.    Submission of Matters to a Vote of Security Holders                                        6


Part II
------------------------------------------------------------------------------------------------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                      6

Item 6.    Selected Financial Data                                                                    7

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition      7-15

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                15

Item 8.    Financial Statements and Supplementary Data                                               16-32

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      32

Item 9A.   Controls and Procedures                                                                   32


Part III
------------------------------------------------------------------------------------------------

Item 10.   Directors and Executive Officers of the Registrant                                        33

Item 11.   Executive Compensation                                                                    33

Item 12.   Security Ownership of Certain Beneficial Owners and Management                            33

Item 13.   Certain Relationships and Related Transactions                                            33

Item 14.   Principal Accountant Fees and Services                                                    33


Part IV
------------------------------------------------------------------------------------------------

Item 15.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K                         34-35

Signatures                                                                                           36

PART I

Item 1. BUSINESS

      The Company, incorporated under the laws of Nevada in 1989, is an independent nationwide financial services company with $1.4 billion of assets at July 31, 2003. The Company finances industrial and commercial equipment through installment sales and leasing programs for manufacturers, dealers and end users of such equipment. The Company also makes capital loans to equipment users, secured by the same types of equipment and other collateral. The Company provides its services to middle-market businesses located throughout the nation, generally with annual revenues of up to $25 million, in the general construction, road and infrastructure construction and repair, road transportation, waste disposal and manufacturing industries. The Company focuses on financing a wide range of new and used revenue-producing/essential-use equipment of major manufacturers that is movable, has an economic life longer than the term of the financing, is not subject to rapid technological obsolescence, has applications in multiple industries and has a relatively broad resale market. Equipment financed by the Company includes air compressors, bulldozers, buses, cement mixers, compactors, crawler cranes, earth-movers, excavators, generators, hydraulic truck cranes, loaders, machine tools, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Virtually all of the Company's finance receivables are secured by a first lien on such equipment collateral. The Company may expand the types of equipment collateral it finances and leases.

Available Information

      The Company's website is www.financialfederal.com. The Company makes the following filings available in the Investor Relations section of its website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: Annual Report on form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. These filings are also available free of charge.

Marketing

      The Company markets its finance and leasing services through marketing personnel based in more than twenty domestic locations, including five full service operations centers. The Company originates finance receivables through relationships with equipment dealers and, to a lesser extent, manufacturers (collectively referred to as "vendors"). The Company also markets its services directly to equipment users for the acquisition or use of equipment and for capital loans. The Company does not use brokers to generate business. The Company's marketing personnel are full-time employees who are salaried rather than commission-based and the majority participate in the Company's stock option plans.

      The Company's marketing activities are relationship and service oriented. The Company focuses on providing prompt, responsive and customized service to its customers and business prospects. The Company's marketing and managerial personnel solicit business from vendors and end users of equipment. The Company's marketing and managerial personnel have, on average, approximately twenty years of experience in the industries they serve. Management believes that the experience, knowledge and relationships of its executives and marketing personnel, related to the Company's customer and prospect base, equipment values, resale markets, and local economic and industry conditions, enable the Company to compete on the basis of prompt, responsive and customized service. The Company's customer services include making prompt credit decisions, arranging financing structures meeting customers' needs and the Company's underwriting criteria, providing direct contact between customers and Company executives with decision-making authority and providing prompt and knowledgeable responses to customers' inquiries and temporary issues encountered in the ordinary course of their business.

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

      The Company has relationships with more than 100 vendors that are generally mid-sized, since larger vendors typically generate concentrations of business greater than the Company presently services. The Company is not obligated to purchase any finance receivables from vendors nor are vendors obligated to sell any finance receivables to the Company.

The Company's vendor relationships are nonexclusive. The Company is not dependent on any single vendor. The Company independently approves the credit of prospective obligors for all vendor-generated business and uses it own documentation.

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

Originating, Structuring and Underwriting of Finance Receivables

      The Company originates finance receivables in amounts generally ranging from $50,000 to $1.0 million with fixed or floating interest rates and terms of two to five years. The Company's finance receivables provide for monthly payments and may include prepayment premium provisions. The average transaction size of finance receivables originated by the Company was $209,000 in fiscal 2003, $188,000 in fiscal 2002 and $172,000 in fiscal 2001.

      The Company's underwriting policies and procedures are designed to maximize yields and minimize delinquencies and charge-offs. Unlike many of its competitors, the Company does not use credit scoring models but instead relies upon the experience of its credit officers and management to assess the creditworthiness of obligors and collateral values. Each credit submission, regardless of size, requires the approval of at least two credit officers.

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

Competition

      The Company's business is highly competitive. The Company competes with banks, manufacturer-owned and other finance and leasing companies, and other financial institutions including GE Capital Corp., CitiCapital, CIT and Wells

Fargo. Some of the Company's competitors may be better positioned than the Company to market their services and financing programs due to their ability to offer additional services and products and more favorable rates and terms. Many of these competitors are larger, have longer operating histories, possess greater financial and other resources and may have lower costs of funds than the Company, enabling them to provide financing at rates lower than the Company may be willing to provide. The Company competes by emphasizing a high level of equipment and financial expertise, customer service, flexibility in structuring financing transactions, management involvement in customer relationships and by attracting and retaining the services of experienced managerial, marketing and administrative personnel. The Company's present strategy for attracting and retaining such personnel is to offer a competitive salary, an equity interest in the Company through participation in its stock plans and enhanced career opportunities.

Employees

      At July 31, 2003, the Company employed 229 people. All employees and officers are salaried. The Company offers group health and life insurance benefits, a qualified 401(k) plan and Section 125 cafeteria plans. The Company does not match employee contributions to the 401(k) plan. There are no collective bargaining, employment, pension or incentive compensation arrangements other than deferred compensation agreements, stock option agreements, restricted stock agreements and the 2001 Management Incentive Plan and the 2002 Supplemental Retirement Benefit for the Chief Executive Officer. These agreements contain, without limitation, non-disclosure and non-solicitation provisions. The Company considers its relations with its employees to be satisfactory.

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

Executive Officers

      Paul R. Sinsheimer, 56, has served as Chairman of the Board and Chief Executive Officer of the Company since December 2000, as President of the Company since September 1998, as an Executive Vice President of the Company from its inception in 1989 to September 1998 and as a director of the Company since its inception in 1989. From 1970 to 1989, Mr. Sinsheimer was employed by Commercial Alliance Corporation, where he served in various positions including Executive Vice President.

      John V. Golio, 42, has served as an Executive Vice President of the Company since October 2001, as a Senior Vice President of the Company from 1997 through October 2001 and as a Vice President of the Company's major operating subsidiary and Branch Manager since joining the Company in January 1996. Before joining the Company, Mr. Golio was employed by Commercial Alliance Corporation and its successors in various capacities, including branch operations manager.

      William M. Gallagher, 54, has served as a Senior Vice President of the Company since 1990, as Chief Credit Officer since 2002 and as a Vice President of the Company from its inception in 1989 to 1990. From 1973 to 1989, Mr. Gallagher was employed by Commercial Alliance Corporation, where he held various positions including Vice President and Branch Manager.

      Troy H. Geisser, 42, has served as a Senior Vice President and Secretary of the Company since February 1996 and as General Counsel from 1996 to 2000. >From 1990 to 1996, Mr. Geisser held several positions, including Vice President of the Company's major operating subsidiary and Branch Manager. From 1986 to 1990, Mr. Geisser was employed by Commercial Alliance Corporation and its successors, where he held several positions including Northern Division Counsel.

      Steven F. Groth, CFA, 51, has served as a Senior Vice President and Chief Financial Officer since joining the Company in September 2000. Before joining the Company, Mr. Groth was Senior Banker and Managing Director of Specialty Finance and Transportation with Fleet Bank since 1997 and, from 1985 to 1996, he held several positions, including Division Head, with Fleet Bank and its predecessor, NatWest Bank.

      Angelo G. Garubo, 43, has served as a Vice President and General Counsel of the Company since April 2000. From 1990 to 2000, Mr. Garubo was a partner in the law firm Danzig, Garubo & Kaye where he represented the Company in various matters.

      David H. Hamm, CPA, 39, has served as a Vice President of the Company since October 2001 and as Controller and an Assistant Treasurer since joining the Company in 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years with Eisner & Lubin LLP as an audit manager.


Item 2. PROPERTIES

      The Company's executive offices are located at 733 Third Avenue, New York, New York and consist of approximately 5,000 square feet. At July 31, 2003, the Company had five full service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Lisle (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina and Irvine (Los Angeles), California, consisting of approximately 4,000 to 15,000 square feet. The Company leases all of its office space. The leases terminate on various dates through fiscal 2007. Management believes that the Company's existing facilities are suitable and adequate for their present and proposed uses and that suitable and adequate facilities should be available on reasonable terms for any additional offices the Company may need to open.


Item 3. LEGAL PROCEEDINGS

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.


PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock trades on the New York Stock Exchange under the symbol "FIF." The quarterly high and low closing sales prices per share of the Common Stock as reported by the New York Stock Exchange follow:

      ====================================================================
                                                               Price Range
                                                         -----------------
                                                           High        Low
      ====================================================================
      Fiscal year 2003
      -------------------------------------
      First Quarter ended October 31, 2002               $34.70     $27.90
      Second Quarter ended January 31, 2003              $29.42     $24.21
      Third Quarter ended April 30, 2003                 $25.96     $17.95
      Fourth Quarter ended July 31, 2003                 $30.30     $22.40

      Fiscal year 2002
      -------------------------------------
      First Quarter ended October 31, 2001               $28.38     $23.74
      Second Quarter ended January 31, 2002              $31.25     $24.25
      Third Quarter ended April 30, 2002                 $35.17     $29.25
      Fourth Quarter ended July 31, 2002                 $35.98     $25.99
      ====================================================================

      The Company has not paid or declared any cash dividends on its Common Stock. The Company may consider paying cash dividends on the Common Stock. The payment of cash dividends, if any, will depend upon the Company's earnings, financial condition, capital requirements, cash flow and long-range plans and such other factors deemed relevant by the Board of Directors.

Number of Record Holders

      There were 88 holders of record of the Company's Common Stock at October 16, 2003. This amount included nominees that hold the Company's Common Stock on behalf of approximately 3,500 other persons and institutions in "Street Name."

Item 6. SELECTED FINANCIAL DATA

==========================================================================================================
Years Ended July 31,                            2003          2002          2001          2000        1999
----------------------------------------------------------------------------------------------------------
Finance Receivables, Net                  $1,391,734    $1,412,298    $1,289,865    $1,118,087    $932,525
Total Assets                               1,426,082     1,447,846     1,313,663     1,127,785     942,185
Total Senior Debt                          1,042,276     1,030,396       931,598       791,348     647,652
Stockholders' Equity                         316,396       248,569       206,411       172,423     144,982
Finance Income                               130,247       138,777       138,278       111,513      89,118
Interest Expense                              43,534        51,007        64,397        52,205      39,169
Net Interest Margin                           86,713        87,770        73,881        59,308      49,949
Net Earnings                                  30,088        37,068        31,616        26,722      22,598
Earnings per Common Share, Diluted              1.65          1.99          1.75          1.52        1.30
Earnings per Common Share, Basic                1.67          2.23          1.99          1.79        1.52
==========================================================================================================

In thousands, except per share amounts


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

      Financial Federal Corporation is an independent financial services company operating through three wholly-owned subsidiaries. The Company does not have any unconsolidated subsidiaries, partnerships or joint ventures. The Company also does not have any off-balance sheet assets or liabilities and is not involved in any income tax shelters. The Company has one fully consolidated special purpose entity that it established for its asset securitization facility.

      The Company provides collateralized lending, financing and leasing services nationwide to middle-market businesses in the general construction, road and infrastructure construction and repair, road transportation, waste disposal and manufacturing industries. The Company finances a wide range of new and used revenue-producing/essential-use equipment such as cranes, earth movers, machine tools, personnel lifts, trailers and trucks. The Company borrows from banks and insurance companies and issues commercial paper directly and indirectly to money market funds and other investors.


CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for credit losses on finance receivables, impaired finance receivables, assets received to satisfy receivables and residual values on direct financing leases. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

      The allowance for credit losses on finance receivables is estimated by management based on total finance receivables, charge-offs, non-accrual/delinquent finance receivables and management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties the Company may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. Changes in the allowance level may be necessary based on unexpected changes in these factors.

      Impaired finance receivables are recorded at their current estimated net realizable value (if less than their carrying amount). Assets received to satisfy receivables are recorded at their current estimated fair value less selling costs (if less than their carrying amount). Management estimates these amounts based on expected cash flows and the prevailing market value and condition of the collateral. Adverse changes in the expected cash flows and market value and condition of the collateral would cause the Company to incur additional write-downs.

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


RESULTS OF OPERATIONS

Comparison of Fiscal 2003 to Fiscal 2002

      Net earnings decreased by 19% to $30.1 million in fiscal 2003 from $37.1 million in fiscal 2002. Excluding the $1.7 million loss on the redemption of the Company's convertible debt in fiscal 2003 ($1.1 million after-tax), net earnings decreased by 16% to $31.2 million in fiscal 2003. The decrease was due to (i) a higher provision for losses on finance receivables, increased costs and reduced finance income resulting from a higher level of non-performing assets, (ii) the effects of continued low market interest rates and, to a lesser extent, (iii) increased costs of being a public company. These factors were partially offset by (i) the increase in average finance receivables outstanding, (ii) reduced interest expense from the conversion of $35.0 million of debt into equity and, to a lesser extent, (iii) lower salary expense.

      Finance income decreased by 6% to $130.2 million in fiscal 2003 from $138.8 million in fiscal 2002. The decrease resulted from the lower net yield of finance receivables from continued low market interest rates and, to a lesser extent, increased non-accrual finance receivables. These factors were partially offset by the 4% ($57 million) increase in average finance receivables outstanding to $1.425 billion in fiscal 2003 from $1.368 billion in fiscal 2002.

      Interest expense, incurred on borrowing used to fund finance receivables, decreased by 15% to $43.5 million in fiscal 2003 from $51.0 million in fiscal 2002. The decrease resulted from lower average market interest rates and the August 2002 debt conversion/redemption. These factors were partially offset by the 3% ($32 million) increase in average debt outstanding (excluding the conversion of $35.0 million of debt into equity).

      Net finance income before provision for credit losses on finance receivables decreased by 1% to $86.7 million in fiscal 2003 from $87.8 million in fiscal 2002. Net finance income before provision for credit losses expressed as a percentage of average finance receivables outstanding ("net interest margin") decreased to 6.1% in fiscal 2003 from 6.3% in fiscal 2002. The decrease resulted from the effects of continued low market interest rates and the increase in non-accrual finance receivables. These factors were partially offset by the effect of the decrease in the Company's leverage.

      The provision for credit losses on finance receivables increased to $12.0 million in fiscal 2003 from $5.6 million in fiscal 2002 due to increased net charge-offs (write-downs of finance receivables less recoveries). The increase in net charge-offs resulted from higher amounts of non-performing assets, declining equipment values, a weak resale market and general economic conditions.

      Salaries and other expenses increased by 11% to $23.4 million in fiscal 2003 from $21.0 million in fiscal 2002. The increase resulted from increased costs associated with higher amounts of non-performing assets and, to a lesser extent, increased costs of being a public company (includes internal and external audit costs, legal fees and insurance). These factors were partially offset by decreased salary expense due to the effect of work force reductions exceeding salary increases. Salaries and other expenses expressed as a percentage of average finance receivables outstanding ("expense ratio") increased to 1.6% in fiscal 2003 from 1.5% in fiscal 2002. The increase resulted from the increase in expenses, partially offset by the increase in average finance receivables outstanding.

      The provision for income taxes decreased to $19.5 million in fiscal 2003 from $24.1 million in fiscal 2002 resulting from the decrease in earnings before income taxes. The Company's effective tax rate was 39.4% in fiscal 2003 and 2002.

      Diluted earnings per share decreased by 17% to $1.65 per share in fiscal 2003 from $1.99 per share in fiscal 2002, and basic earnings per share decreased by 25% to $1.67 per share in fiscal 2003 from $2.23 per share in fiscal 2002. The percentage decrease in diluted earnings per share was lower than the percentage decrease in net earnings primarily due to the decrease in the number of dilutive shares outstanding from the August 2002 redemption of convertible debt. The percentage decrease in basic earnings per share was higher than the percentage decrease in net earnings primarily due to the issuance of 1.16 million shares of common stock from the August 2002 conversion of $35.0 million of debt. Diluted and basic earnings per share for fiscal 2003, excluding the after-tax loss on redemption of convertible debt, were $1.71 and $1.74, respectively.

      Net earnings and diluted and basic earnings per share excluding the $1.1 million after-tax loss on the redemption of convertible debt are non-GAAP financial measures. Management believes these amounts to be useful to investors in comparing the Company's current operating performance to past and future fiscal periods. The excluded loss resulted from the Company's redemption of its 4.5% convertible subordinated notes. The notes were redeemed to eliminate their dilutive effect. This was a non-recurring event.

Comparison of Fiscal 2002 to Fiscal 2001

      Net earnings increased by 17% to $37.1 million in fiscal 2002 from $31.6 million in fiscal 2001 primarily due to lower market interest rates and growth in finance receivables, partially offset by the effects of higher net charge-offs and higher non-performing assets.

      Finance income increased by less than 1% to $138.8 million in fiscal 2002 from $138.3 million in fiscal 2001. The increase was primarily due to the 11% ($133 million) increase in average finance receivables outstanding to $1.368 billion in fiscal 2002 from $1.235 billion in fiscal 2001 offset by (i) the decrease in the net yield of finance receivables as a result of the decline in market interest rates since January 2001 and, to a lesser extent, (ii) an increase in the level of non-performing assets in fiscal 2002. Finance receivables originated in fiscal 2002 and in fiscal 2001 were $805 million and $736 million, respectively.

      Interest expense decreased by 21% to $51.0 million in fiscal 2002 from $64.4 million in fiscal 2001. The decrease was primarily due to significantly lower average market interest rates in fiscal 2002, partially offset by the 11% ($102 million) increase in average debt outstanding in fiscal 2002 from fiscal 2001.

      Net finance income before provision for credit losses on finance receivables increased by 19% to $87.8 million in fiscal 2002 from $73.9 million in fiscal 2001. Net interest margin increased to 6.3% in fiscal 2002 from 6.0% in fiscal 2001. The increase was primarily due to the decline in market interest rates from January 2001 and, to a lesser extent, the decrease in the Company's leverage to 4.5 at July 31, 2002 from 5.0 at July 31, 2001.

      The provision for credit losses on finance receivables increased by 13% to $5.6 million in fiscal 2002 from $5.0 million in fiscal 2001 primarily due to the increase in net charge-offs and the growth in finance receivables in fiscal 2002.

      Salaries and other expenses increased by 23% to $21.0 million in fiscal 2002 from $17.1 million in fiscal 2001. The increase was primarily due to the increase in the number of marketing and administrative employees, salary increases and increased costs associated with higher non-performing assets. The expense ratio increased to 1.5% in fiscal 2002 from 1.3% in fiscal 2001. The increase resulted from the increase in expenses, partially offset by the increase in average finance receivables outstanding.

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


RECEIVABLE PORTFOLIO AND ASSET QUALITY

      Finance receivables outstanding decreased by 1% ($21.0 million) to $1.415 billion at July 31, 2003 from $1.436 billion at July 31, 2002. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and investments in direct financing leases. At July 31, 2003, loans were 82% ($1.159 billion) of finance receivables, and leases were 18% ($256.8 million) of finance receivables.

      Finance receivables originated in fiscal 2003 and 2002 were $696 million and $805 million, respectively. Finance receivables collected in fiscal 2003 and 2002 were $694 million and $650 million, respectively. Originations decreased due to general economic conditions.

      The Company's underwriting policies and procedures require obtaining a first lien on equipment financed or ownership of equipment leased. The equipment financed/leased by the Company generally possesses certain characteristics that can mitigate losses. The equipment collateral typically has an economic life exceeding the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. The Company does not finance/lease aircraft and railcars, computer related equipment, fixtures and telecommunications equipment or equipment not located in the United States.

      The Company has an allowance for credit losses on finance receivables on its balance sheet. The purpose of the allowance is to provide for any inherent losses at the balance sheet date. The allowance for credit losses was $23.8 million at July 31, 2003 and $24.2 million at July 31, 2002. The allowance level was 1.68% of finance receivables at July 31, 2003 and at July 31, 2002. Management periodically reviews the allowance to determine that its level is appropriate.

      Net charge-offs of finance receivables (write-downs less recoveries) increased to $12.4 million in fiscal 2003 from $3.4 million in fiscal 2002. Net charge-offs, expressed as a percentage of average finance receivables outstanding ("loss ratio"), increased to 0.87% in fiscal 2003 from 0.24% in fiscal 2002. Write-downs are recorded on impaired finance receivables when all amounts contractually due are not expected to be collected from the combination of the obligor/lessee, any guarantor and the liquidation of the underlying collateral. Net charge-offs increased primarily due to a higher level of non-performing assets, declining equipment values, a weak resale market and general economic conditions.

      Effective August 1, 2002, the Company accelerated the non-accrual classification of finance receivables. Finance receivables with a contractual payment 90 days or more past due are classified as non-accrual; the prior threshold was 120 days. This change did not have a significant impact on the Company's results of operations, financial position or cash flows. In addition, the Company has reclassified assets received to satisfy finance receivables (repossessed equipment) from finance receivables to other assets. The Company made these changes to conform to industry practice. Non-accrual finance receivables and repossessed equipment are presented below ($ in millions):

      ===================================================================
      July 31,                                           2003        2002
      ===================================================================
      Non-accrual finance receivables*                $  42.9     $  29.4
      Repossessed equipment                              19.7        23.8
      -------------------------------------------------------------------
           Total non-performing assets                $  62.6     $  53.2
      ===================================================================
      Percentage of total finance receivables             4.4%        3.7%
      ===================================================================

      *includes $4.4 million (0.3% of total receivables) at July 31, 2003 arising from the acceleration of the non-accrual classification of finance receivables from 120 to 90 days.

      Delinquent finance receivables (transactions with a contractual payment 60 or more days past due) were $22.2 million (1.6% of total finance receivables) at July 31, 2003 compared to $32.4 million (2.3% of total finance receivables) at July 31, 2002. Approximately half of the Company's non-accrual finance receivables at July 31, 2003 were not delinquent.

      The Company's asset quality statistics in fiscal 2003, although having improved in the fourth quarter, continued to reflect weak economic and industry conditions and the effects of the war. These factors caused more customers to pay late, stop paying, declare bankruptcy or liquidate their businesses and also caused declines in equipment values. A continuation of these conditions could result in higher net charge-offs and non-performing assets. Increases in net charge-offs would have a negative effect on earnings through additional increases in the provision for credit losses and increases in non-performing assets would have a negative effect on earnings by reducing finance income and increasing charge-offs. Although net charge-offs have been increasing and may continue to increase, the current and expected levels are within current and historical industry experience.

      Finance receivables reflect certain industry and geographic concentrations of credit risk. These concentrations arise from counterparties having similar economic characteristics that could cause their ability to meet their contractual obligations to be similarly affected by changes in economic or other conditions. At July 31, 2003, the major industry concentrations are construction related-38%, road transportation-32%, waste services-14% and manufacturing-11%. The regional geographic concentrations are Southeast-30%, Northeast-21%, Southwest-21%, West-15% and Central-13%.

      The Company limits its exposure with any single customer. At July 31, 2003, this limit was $18.0 million. The Company's largest and ten largest customer(s) accounted for $13.9 million (1%) and $80.1 million (6%), respectively, of total finance receivables at July 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and growth depend upon the continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay maturing debt. The Company may obtain funds from many sources, including operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, borrowings under committed unsecured revolving credit facilities, dealer placed and directly issued commercial paper and sales of common and preferred equity. Management believes that the Company's sources of liquidity are well diversified. The Company is not dependent on any single funding source or on any single credit provider. Management believes, but cannot assure, that sufficient liquidity is available to the Company to support its future operations and growth.

      The senior term notes of the Company's major operating subsidiary are rated "BBB" by Fitch, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and the subsidiary's commercial paper is rated "F-2" by Fitch. All of the Company's senior term notes and a majority of the Company's commercial paper were issued by the subsidiary. The Company's access to capital markets at competitive rates is partly dependent on these investment grade credit ratings. Fitch recently reaffirmed its ratings of the subsidiary with a positive outlook.

      The debt agreements of the subsidiary contain certain restrictive covenants including limitations on indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was indirectly limited to $130.8 million at July 31, 2003.

      Total debt decreased by 7% ($81.6 million) to $1.042 billion at July 31, 2003 from $1.124 billion at July 31, 2002 and stockholders' equity increased by 27% ($67.8 million) to $316.4 million at July 31, 2003 from $248.6 million at July 31, 2002. As a result, leverage (debt-to-equity ratio) decreased to 3.3 at July 31, 2003 from 4.5 at July 31, 2002. The decrease in debt and the increase in equity resulted from the conversion of $35.0 million of debt into equity in August 2002 and net earnings of $30.1 million in fiscal 2003.

      Debt comprised the following ($ in millions):

      ======================================================================================
                                                       July 31, 2003           July 31, 2002
                                                   -----------------------------------------
                                                     Amount  Percent         Amount  Percent
      ======================================================================================
      Senior term notes                            $  597.0       57%      $  510.0       46%
      Asset securitization financings                 325.0       31          225.0       20
      Commercial paper                                111.6       11          227.2       20
      Borrowings under bank credit facilities          11.4        1           68.2        6
      Subordinated debt                                  --       --           93.5        8
      --------------------------------------------------------------------------------------
           Total principal amount                   1,045.0      100%       1,123.9      100%
      Fair value adjustment of hedged debt             (2.7)                     --
      --------------------------------------------------------------------------------------
           Total debt                              $1,042.3                $1,123.9
      ======================================================================================

      The Company has decreased its short-term unsecured debt since fiscal 2001. Short-term unsecured debt has decreased from 43% of total debt at July 31, 2000 to 12% at July 31, 2003.

Senior Term Notes

      In April 2003, the Company issued $200.0 million of unsecured senior term notes to thirteen insurance companies. The Company received $115.0 million in April 2003 and $85.0 million in June 2003 (to match maturing debt). The Company used the proceeds to repay borrowings under bank credit facilities, commercial paper and maturing term debt. The notes include $112.0 million of fixed rate notes and $88.0 million of floating rate notes due at maturity as follows:
$155.0 million in April and June 2008 and $45.0 million in April and June 2010.

      In August 2002, the Company received the remaining $100.0 million of its July 2002 issuance of $200.0 million of fixed and floating rate unsecured senior term notes and used the proceeds to repay borrowings under bank credit facilities and commercial paper.

      In fiscal 2003, the Company repaid $203.0 million of unsecured senior term notes at maturity with proceeds from borrowings under bank credit facilities and new term debt. The Company also prepaid a 6.4% $10.0 million unsecured senior term note at principal with proceeds from borrowings under bank credit facilities.

      At July 31, 2003, the $597.0 million of senior term notes outstanding comprised $557.0 million of private placements and medium term notes with insurance companies and $40.0 million of bank term loans. The weighted average maturity of the notes is 3.2 years (compared to 2.2 years at July 31, 2002) and the notes are due as follows (in millions):

      ==========================================================================
      Fiscal:     2004       2005       2006        2007        2008        2010
      --------------------------------------------------------------------------
                $ 92.0     $102.8     $ 90.8      $ 72.2      $194.2      $ 45.0
      ==========================================================================

Asset Securitization Financings

      In August 2002, the Company borrowed $100.0 million in the third transaction under its asset securitization facility that was established in July 2001. The Company used the proceeds to repay borrowings under bank credit facilities and commercial paper. The Company structured the terms of the facility so that any securitization proceeds are classified as debt and not as sales of receivables for financial reporting purposes. Therefore, the Company has not recorded any gains on sales of securitized receivables. At July 31, 2003, the Company had $325.0 million of asset securitization financings accounted for as secured borrowings included in senior debt on its Consolidated Balance Sheet.

      Borrowings under the securitization facility are limited to a minimum level of securitized receivables. When borrowings exceed the minimum level, the Company can repay the excess or securitize more receivables. The Company can securitize more receivables during the term of the facility. The facility expires March 27, 2004. The Company currently intends to renew the facility for another year. Upon the expiration of the facility, the Company can repay borrowings outstanding or convert them into term debt. The term debt would be repaid in monthly amounts equal to the collections of securitized receivables. Currently, the Company would exercise the conversion option if the facility was not renewed. Based on the contractual payments of the $432.3 million of securitized receivables at July 31, 2003, the term debt would be fully repaid by July 2005.

      The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, approximately $559.0 million at July 31, 2003. Therefore, the Company could securitize an additional $126.7 million of finance receivables at July 31, 2003. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

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

      Commercial paper outstanding at July 31, 2003 was $111.6 million, a decrease of $115.6 million from the $227.2 million outstanding at July 31, 2002. The Company's current policy is to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding.

Bank Credit Facilities

      At July 31, 2003, the Company had $385.0 million of committed unsecured revolving credit facilities from ten banks (a $40.0 million decrease from July 31, 2002). This includes $200.0 million of facilities with original terms ranging from two to five years and $185.0 million of facilities with an original term of one year. At July 31, 2003, $11.4 million was outstanding, with a maturity of seven days, under a multi-year facility. These facilities range from $5.0 million to $50.0 million. The multi-year facilities expire as follows (in millions):

      ======================================
      Fiscal:     2004       2005       2006
      --------------------------------------
                 $65.0      $75.0      $60.0
      ======================================

      During fiscal 2003, the Company obtained $50.0 million of additional credit facilities from a bank and renewed $150.0 million of credit facilities with four banks. Also, $90.0 million of credit facilities from six banks expired in fiscal 2003. At July 31, 2003, the Company had a commitment to obtain two new credit facilities from a bank totaling $40.0 million.

      These facilities provide the Company with a dependable, low-cost source of funds and support for its commercial paper program. The Company can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may or may not be renewed upon expiration.

      Information on the combined amounts of commercial paper and bank borrowings follows (in millions):

      ====================================================================
      Fiscal:                                   2003       2002       2001
      --------------------------------------------------------------------
      Maximum outstanding during the year    $ 269.5    $ 376.9    $ 459.3
      Average outstanding during the year      199.7      317.7      408.0
      Outstanding at year end                  123.0      295.4      287.9
      ====================================================================

Convertible Notes

      In July 2002, the Company called its 4.5% convertible subordinated notes due in May 2005 for redemption. The redemption was completed in August 2002; $56.2 million of the notes were redeemed for cash and $35.0 million of the notes were converted into 1.16 million shares of the Company's common stock at the stated conversion price of $30.15625 per share. The Company called the notes because they were an expensive form of financing considering their dilution and their cost relative to current market interest rates. The Company also had sufficient resources to call the notes from the July 2002 $200.0 million debt issuance and the August 2002 $100.0 million asset securitization financing. The Company paid a $1.1 million prepayment premium equal to 1.93% of the principal amount of the notes redeemed for cash.

Stockholders' Equity

      In fiscal 2003, the Company repurchased 55,000 shares of common stock for $1.3 million through its repurchase program. At July 31, 2003, $18.7 million was available under the program for future repurchases.


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

      The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability. The net interest spread for fiscal 2003, 2002 and 2001 follow:

      =======================================================================
      Years Ended July 31,                         2003       2002       2001
      =======================================================================
      Net yield of finance receivables              9.1%      10.1%      11.2%
      Weighted average cost of borrowed funds       4.1        4.8        6.7
      -----------------------------------------------------------------------
           Net interest spread                      5.0%       5.3%       4.5%
      =======================================================================

      The effect of continued low market interest rates started to reduce the Company's net interest spread in the second quarter of fiscal 2003. The Company expects the net interest spread to continue to decline because the net yield of finance receivables will decline (as new finance receivables are booked at rates that are lower than the rates on finance receivables collected) more than the Company's cost of funds.

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

      In fiscal 2003, the Company entered into interest rate swap agreements, with notional amounts totaling $87.5 million, and designated them as fair value hedges of the fixed rate term notes issued in April 2003. Under the terms of the swaps, the Company receives fixed rates that are equal to the rates on the respective hedged notes and pays floating rates indexed to six-month LIBOR (1.10% at July 31, 2003) on the notional amounts. The swaps expire on the respective notes' maturity dates. The swaps effectively converted the fixed rate notes to floating rates. The swaps reduced interest expense by $132,000 in fiscal 2003. Based on six-month LIBOR at July 31, 2003, the swaps would reduce annual interest expense by approximately $2.0 million. The terms of the swaps follow ($ in millions):

      =================================================================
                      Expiration   Notional    Receive    July 31, 2003
      Issue Date      Date           Amount       Rate         Pay Rate
      -----------------------------------------------------------------
      April 2003      April 2010      $12.5       4.96%            2.42%
      July 2003       April 2008       25.0       4.37             1.90
      July 2003       June 2008        12.5       4.37             2.59
      July 2003       June 2008        25.0       4.37             2.39
      July 2003       June 2010        12.5       4.96             2.57
      =================================================================

      At July 31, 2003, $1.326 billion (94%) of finance receivables were fixed rate and $89.8 million (6%) were indexed to the prime rate. Finance receivables provide for monthly payments for periods of two to five years. The Company experiences some prepayments that accelerate the scheduled maturities of finance receivables. At July 31, 2003, $481.0 million of fixed rate finance receivables are scheduled to mature within one year and the weighted average remaining maturity of fixed rate finance receivables is approximately 1.8 years.

      At July 31, 2003, fixed rate term debt (as swapped) was $319.0 million, or 31% of total debt outstanding. The Company's other debt, $726.0 million, comprising commercial paper, bank borrowings, asset securitization financings and floating rate term notes, reprices as follows: $410.1 million (56%) within one month; $296.1 million (41%), within the following two months and the remainder, $19.8 million (3%), within the following six months.

      Fixed rate term debt ($319.0 million) and stockholders' equity ($316.4 million) totaled $635.4 million at July 31, 2003. This represented 45% of total debt plus equity. Since fixed rate finance receivables exceeds this amount significantly, the Company's net interest spread would be affected by fluctuations in market interest rates. The Company does not match the maturities of its debt to its finance receivables.

      Management periodically calculates the net earnings effect of a hypothetical, immediate 100 basis point (1.0%) increase in market interest rates. At July 31, 2003, such a hypothetical adverse change in rates would reduce annual net earnings by approximately $2.4 million (8%) and would reduce the net interest spread by approximately 45 basis points (0.45%) to 4.6%. The 100 basis point increase is 57% of the weighted average interest rate on the Company's short-term and floating rate debt at July 31, 2003. Actual future changes in market interest rates may differ materially and their effect on net earnings may also differ materially due to changes in finance receivable and debt repricing structures. In addition, any other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

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

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to record a liability for the fair value of its guarantees when issued and disclose them in detail in its interim and annual financial statements. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The Company generally does not issue guarantees and did not have any material guarantees at July 31, 2003. Therefore, FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to expense stock-based employee compensation and requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures appear in Note 1 to the Consolidated Financial Statements. The Company does not currently plan to make a voluntary change to record expense for stock options.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, reinsurance or other transactions or arrangements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary (the entity that will be at risk for a majority of the expected losses or receive a majority of the expected residual returns of the variable interest entity). FIN No. 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, the Company is required to apply FIN No. 46 (as amended by FASB Staff Position No. FIN 46-6 issued in October 2003) on January 31, 2004. The Company consolidates fully one variable interest entity (a special purpose entity that it established for its asset securitization facility) under current accounting rules. The consolidation of this entity will not be affected by the adoption of FIN No. 46. The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations or financial position.


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

      See Item 7, Market Interest Rate Risk and Sensitivity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report


The Board of Directors and Shareholders
Financial Federal Corporation:


We have audited the consolidated balance sheets of Financial Federal Corporation and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of stockholders' equity, income and cash flows for each of the two years in the period ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of stockholders' equity, income and cash flows of Financial Federal Corporation and subsidiaries for the year ended July 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 31, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Federal Corporation and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
--------------------
New York, New York
September 30, 2003

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

=============================================================================================================
July 31,                                                                                 2003            2002
=============================================================================================================
ASSETS
Finance receivables                                                               $ 1,415,489     $ 1,436,469
Allowance for credit losses                                                           (23,754)        (24,171)
-------------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                      1,391,735       1,412,298
Cash                                                                                    8,015           7,092
Other assets                                                                           26,332          28,456
-------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                            $ 1,426,082     $ 1,447,846
=============================================================================================================
LIABILITIES
Senior debt:
     Long-term ($9,080 at July 31, 2003 and $10,856 at July 31, 2002
        due to related parties)                                                   $   775,023     $   577,841
     Short-term                                                                       267,253         452,555
Subordinated debt ($2,231 at July 31, 2002 due to related parties)                         --          93,478
Accrued interest, taxes and other liabilities                                          42,337          44,848
Deferred income taxes                                                                  25,073          30,555
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              1,109,686       1,199,277
-------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                                    --              --
Common stock - $.50 par value, authorized 100,000 shares,
     shares issued and outstanding: 18,483 (net of 149 treasury shares)
     at July 31, 2003 and 17,372 (net of 137 treasury shares) at July 31, 2002          9,242           8,686
Additional paid-in capital                                                            105,464          67,595
Retained earnings                                                                     201,690         172,288
-------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       316,396         248,569
-------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,426,082     $ 1,447,846
=============================================================================================================

The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

===================================================================================================================
                                                         Common Stock - $.50 Par Value
                                                --------------------------------------
                                                                            Additional
                                                                               Paid-in                     Retained
                                                Shares      Par Value          Capital    Warrants         Earnings
===================================================================================================================
BALANCE AT JULY 31, 2000                        14,958        $ 7,479        $  58,785        $ 29        $ 106,130
     Exercise of warrants                        1,607            803            3,723         (29)              --
     Common stock received in
        connection with exercise of
        warrants (held in treasury)               (137)           (68)            (789)         --           (2,526)
     Employee stock plans:
        Shares issued                              112             56            1,003          --               --
        Compensation recognized                     --             --               76          --               --
     Other                                          --             --              123          --               --
     Net earnings                                   --             --               --          --           31,616
-------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2001                        16,540          8,270           62,921           0          135,220
     Employee stock plans:
        Shares issued                              832            416            2,809          --               --
        Compensation recognized                     --             --            1,473          --               --
        Tax benefits                                --             --              369          --               --
     Other                                          --             --               23          --               --
     Net earnings                                   --             --               --          --           37,068
-------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2002                        17,372          8,686           67,595           0          172,288
     Conversion of subordinated debt             1,159            580           34,437          --               --
     Repurchases of common stock
        (43 shares retired and 12 shares
        held in treasury)                          (55)           (27)            (562)         --             (686)
     Employee stock plans:
        Shares issued                              140             70            1,249          --               --
        Shares canceled                           (133)           (67)              67          --               --
        Compensation recognized                     --             --            2,546          --               --
        Tax benefits                                --             --              132          --               --
     Net earnings                                   --             --               --          --           30,088
-------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2003                        18,483        $ 9,242        $ 105,464        $  0        $ 201,690
===================================================================================================================

The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)

================================================================================================
Years Ended July 31,                                                2003        2002        2001
================================================================================================
Finance income                                                  $130,247    $138,777    $138,278
Interest expense                                                  43,534      51,007      64,397
------------------------------------------------------------------------------------------------

     Net finance income before provision for credit losses
        on finance receivables                                    86,713      87,770      73,881

Provision for credit losses on finance receivables                11,950       5,600       4,975
------------------------------------------------------------------------------------------------

     Net finance income                                           74,763      82,170      68,906

Salaries and other expenses                                       23,391      21,028      17,139
Loss on redemption of convertible debt                             1,737          --          --
------------------------------------------------------------------------------------------------

     Earnings before income taxes                                 49,635      61,142      51,767

Provision for income taxes                                        19,547      24,074      20,151
------------------------------------------------------------------------------------------------

          NET EARNINGS                                          $ 30,088    $ 37,068    $ 31,616
================================================================================================

EARNINGS PER COMMON SHARE:
          Diluted                                               $   1.65    $   1.99    $   1.75
================================================================================================
          Basic                                                 $   1.67    $   2.23    $   1.99
================================================================================================

The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

=====================================================================================================================
Years Ended July 31,                                                                 2003          2002          2001
=====================================================================================================================
Cash flows from operating activities:
     Net earnings                                                               $  30,088     $  37,068     $  31,616
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for credit losses on finance receivables                         11,950         5,600         4,975
        Depreciation and amortization                                              17,717        13,934         9,487
        Loss on redemption of convertible debt                                      1,737            --            --
        Deferred income taxes                                                      (5,482)        1,468         2,118
        Increase in other assets                                                   (3,473)       (1,008)         (909)
        (Decrease) increase in accrued interest, taxes and other liabilities       (4,783)       (8,234)        9,527
        Other                                                                         132           369           118
---------------------------------------------------------------------------------------------------------------------
                     Net cash provided by operating activities                     47,886        49,197        56,932
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables originated                                              (696,300)     (804,779)     (735,705)
     Finance receivables collected                                                694,282       650,400       540,533
---------------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                          (2,018)     (154,379)     (195,172)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Commercial paper - maturities 90 days or less, net increase (decrease)      (106,415)       81,101      (185,479)
     Commercial paper - maturities greater than 90 days:
          Proceeds                                                                 81,284        70,485       143,330
          Repayments                                                              (90,475)      (68,237)     (149,870)
     Bank borrowings - net increase (decrease)                                    (56,785)      (90,830)      100,210
     Proceeds from asset securitization financings                                100,000       100,000       125,000
     Proceeds from senior term notes issued                                       300,000       105,000       143,000
     Repayments of senior term notes                                             (213,000)      (98,721)      (35,941)
     Redemptions of subordinated debt                                             (59,598)           --            --
     Proceeds from exercise of stock options                                        1,319         3,225         1,059
     Proceeds from exercise of warrants                                                --            --         1,114
     Repurchases of common stock                                                   (1,275)           --            --
---------------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities           (44,945)      102,023       142,423
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                       923        (3,159)        4,183
Cash - beginning of year                                                            7,092        10,251         6,068
---------------------------------------------------------------------------------------------------------------------
CASH - END OF YEAR                                                              $   8,015     $   7,092     $  10,251
=====================================================================================================================
Supplemental disclosures of cash flow information:
     Interest paid                                                              $  47,121     $  52,781     $  61,778
=====================================================================================================================
     Income taxes paid                                                          $  22,130     $  22,177     $  19,096
=====================================================================================================================

The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE 1 - Summary of Significant Accounting Policies


Description of Business

      Financial Federal Corporation (the "Company") provides collateralized lending, financing and leasing services nationwide to middle-market businesses in the general construction, road and infrastructure construction and repair, road transportation, manufacturing and waste disposal industries. The Company lends against, finances and leases a wide range of new and used revenue-producing/essential-use equipment such as cranes, earth movers, machine tools, personnel lifts, trailers and trucks.

Principles of Consolidation

      The consolidated financial statements include the accounts of Financial Federal Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

      Effective August 1, 2002, the Company classified assets received to satisfy finance receivables (repossessed equipment) as other assets. Prior to August 1, 2002, the Company classified these assets as finance receivables. Certain prior year amounts were reclassified to reflect this change.

Income Recognition

      Finance income is recognized over the term of receivables using the interest method. Income recognition is suspended on finance receivables that are considered impaired (full collection of principal and interest being doubtful) by management. This typically occurs when (i) a contractual payment is more than 90 days past due, (ii) the counterparty becomes the subject of a bankruptcy proceeding or (iii) the underlying collateral is being liquidated. Income recognition may be resumed when management believes that full collection of all amounts contractually due is probable. Any collections on impaired receivables are first applied to the recorded investment.

      Effective August 1, 2002, the Company accelerated the non-accrual classification of finance receivables. Finance receivables with a contractual payment 90 days or more past due are classified as non-accrual; the prior threshold was 120 days. This change did not have a significant impact on the Company's results of operations and increased non-accrual finance receivables by $4,443 at July 31, 2003 and by $2,377 at August 1, 2002.

Allowance for Credit Losses

      A general provision for credit losses on finance receivables is charged against income in an amount to increase the allowance for credit losses to a level that management considers appropriate. The allowance is a significant estimate that management determines based on total finance receivables, net charge-offs, non-accrual/delinquent finance receivables and its current assessments of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties the Company may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. Changes in the allowance level may be necessary based on unexpected changes in these factors.

      Impaired finance receivables are written-down by a charge to the allowance for credit losses when all amounts contractually due are not expected to be collected from the combination of the obligor/lessee, any guarantor and the liquidation of the underlying collateral. Write-downs subsequently recovered are credited to the allowance. Assets received to satisfy finance receivables are initially written-down to their current estimated fair value less selling costs by a charge to the allowance for credit losses and any subsequent write-downs and recoveries are reflected in operating income.

Stock-Based Compensation

      The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and therefore applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock options. Under APB No. 25, compensation expense is not recorded for stock options granted with an exercise price at least equal to the stock's market price on the grant date. Since the exercise price of all of the Company's stock options equaled the stock's market price on the respective grant dates, compensation expense has not been recorded. The Company records compensation expense for stock awards based on the stock's market price on the grant date and the vesting period. If the expense recognition provisions of SFAS No. 123 were applied, compensation expense would have been recorded for stock options based on their fair value computed with an option-pricing model. The effect on net earnings and earnings per share had the Company recorded compensation expense using the fair value method under SFAS No. 123 follows:

      ========================================================================================
      Years Ended July 31,                                  2003           2002           2001
      ========================================================================================
      Net earnings, as reported                       $   30,088     $   37,068     $   31,616
      Add: Compensation expense recorded for
           stock awards (after-tax)                        1,568            910             47
      Deduct: Total stock-based compensation
           expense determined under fair value
           based method for all awards (after-tax)        (3,536)        (3,113)        (1,838)
      ----------------------------------------------------------------------------------------
                    Pro forma net earnings            $   28,120     $   34,865     $   29,825
      ========================================================================================

      Diluted earnings per common share:
                    As reported                       $     1.65     $     1.99     $     1.75
                    Pro forma                               1.55           1.90           1.67
      ========================================================================================

      Basic earnings per common share:
                    As reported                       $     1.67     $     2.23     $     1.99
                    Pro forma                               1.56           2.09           1.88
      ========================================================================================

      The Company estimated the following weighted average grant date fair values for options granted using the Black-Scholes option-pricing model based on the following assumptions:

      ==================================================================================
      Years Ended July 31,                                2003         2002         2001
      ==================================================================================
      Weighted average grant date fair value          $   7.02     $   8.89     $   8.88
      Assumptions:
         Weighted average risk-free interest rate          2.5%         3.3%         4.8%
         Expected stock price volatility rate               38%          37%          37%
         Weighted average expected life of options
            granted (in years)                             3.9          4.2          4.5
      ==================================================================================

Earnings Per Common Share

      Basic earnings per share is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is net earnings plus the after-tax interest cost of dilutive convertible debt, divided by the weighted average number of common shares plus potential common shares from the assumed conversion of dilutive securities outstanding during the period. Dilutive securities comprise stock options, restricted stock, stock units, convertible notes and warrants.

Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement and tax return bases of assets and liabilities using enacted tax rates. Deferred tax expense is the net change in deferred tax assets and liabilities during the year. The Company is not a party to any income tax shelters.

Derivative Financial Instruments

      The Company uses derivative financial instruments to manage its exposure to the effects of changes in market interest rates on its debt. The Company does not use derivatives for speculation and the Company does not trade derivatives. The fair value of derivatives is recorded as an asset or liability and any changes in fair value are recorded in earnings. For derivatives designated as a fair value hedge, the hedged asset or liability is recorded at fair value (to the extent of the change in the fair value of the derivative) and any changes in fair value are recorded in earnings. The changes in fair value of the derivative designated as a fair value hedge and the hedged asset or liability will offset in correlation to the effectiveness of the hedging relationship. If certain conditions are met, these changes will offset exactly.

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

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to record a liability for the fair value of its guarantees when issued and disclose them in detail in its interim and annual financial statements. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The Company generally does not issue guarantees and did not have any material guarantees at July 31, 2003. Therefore, FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to expense stock-based employee compensation and requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures appear in the above Stock-Based Compensation section. The Company does not currently plan to make a voluntary change to record expense for stock options.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, reinsurance or other transactions or arrangements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary (the entity that will be at risk for a majority of the expected losses or receive a majority of the expected residual returns of the variable interest entity). FIN No. 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, the Company is required to apply FIN No. 46 (as amended by FASB Staff Position No. FIN 46-6 issued in October 2003) on January 31, 2004. The Company consolidates fully one variable interest entity (a special purpose entity that it established for its asset securitization facility) under current accounting rules. The consolidation of this entity will not be affected by the adoption of FIN No. 46. The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations or financial position.

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

NOTE 2 - Finance Receivables

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and investments in direct financing leases, as follows:

      ====================================================================
      July 31,                                        2003            2002
      ====================================================================
      Loans:
         Fixed rate                            $ 1,073,158     $ 1,009,285
         Floating rate                              85,532         100,548
      --------------------------------------------------------------------
            Total loans                          1,158,690       1,109,833
      Direct financing leases                      256,799         326,636
      --------------------------------------------------------------------
                    Finance receivables        $ 1,415,489     $ 1,436,469
      ====================================================================

      Direct financing leases comprised the following:

      ====================================================================
      July 31,                                        2003            2002
      ====================================================================
      Minimum lease payments receivable        $   247,856     $   332,541
      Residual values                               48,813          55,996
      Unearned finance income                      (39,870)        (61,901)
      --------------------------------------------------------------------
                    Direct financing leases    $   256,799         326,636
      ====================================================================

      Finance receivables generally provide for monthly installments of equal or varying amounts with terms ranging from two to five years. Annual contractual maturities of finance receivables at July 31, 2003 are as follows:

      ===================================================================
                                                                   Direct
                                       Fixed      Floating      Financing
      Fiscal Year Due:            Rate Loans    Rate Loans         Leases
      ===================================================================
      2004                        $  386,146       $38,117       $101,452
      2005                           304,584        20,583         70,196
      2006                           208,102        14,313         45,188
      2007                           109,180        11,715         22,496
      2008                            46,627           743          6,026
      Thereafter                      18,519            61          2,498
      -------------------------------------------------------------------
                    Total         $1,073,158       $85,532       $247,856
      ===================================================================

      The weighted average interest rates on fixed rate loans were 8.8% and 9.6% at July 31, 2003 and 2002, respectively.

      The activity of the allowance for credit losses is summarized as follows:

      =========================================================================
      Years Ended July 31,                     2003          2002          2001
      =========================================================================
      Beginning balance                    $ 24,171      $ 21,938      $ 19,048
         Provision                           11,950         5,600         4,975
         Write-downs                        (13,876)       (6,546)       (4,170)
         Recoveries                           1,509         3,179         2,085
      -------------------------------------------------------------------------
      Ending balance                       $ 23,754      $ 24,171      $ 21,938
      =========================================================================
      Percentage of finance receivables        1.68%         1.68%         1.66%
      =========================================================================
      Net charge-offs *                    $ 12,367      $  3,367      $  2,085
      =========================================================================
      Loss ratio **                            0.87%         0.24%         0.17%
      =========================================================================
      *     write-downs less recoveries
      **    net charge-offs over average finance receivables

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment) as follows:

      ====================================================================
      July 31,                                             2003       2002
      ====================================================================
      Finance receivables classified as non-accrual     $42,910    $29,374
      Assets received to satisfy finance receivables     19,666     23,788
      --------------------------------------------------------------------
             Non-performing assets                      $62,576    $53,162
      ====================================================================

      Finance receivables classified as non-accrual included impaired loans (excludes direct financing leases) of $33,745 at July 31, 2003 and $19,108 at July 31, 2002. The average recorded investment in impaired loans was $31,429 in 2003, $20,471 in 2002 and $12,192 in 2001. At July 31, 2003, the allowance for credit losses included $750 that was specifically allocated to $6,222 of impaired finance receivables.

      The Company also provides commitments to extend credit. These commitments contain off-balance sheet risk. The Company uses the same credit policies and procedures in providing these commitments as it does for finance receivables. At July 31, 2003 and 2002, the unused portion of these commitments was $8,624 and $5,636, respectively.

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

      The Company's finance receivables have certain concentrations of credit risk. Concentrations of credit risk arise when counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant concentration of credit risk with any counterparty. The major concentrations of credit risk, grouped by the industries and geographic regions of counterparties, expressed as a percentage of finance receivables, follow:

      =================================     ===============================
      July 31,              2003   2002     July 31,            2003   2002
      =================================     ===============================
      Industry:                             Geographic region:
      Construction related    38%    38%    Southeast             30%    31%
      Road transportation     32     29     Northeast             21     22
      Waste services          14     14     Southwest             21     19
      Manufacturing           11     14     West                  15     16
      =================================     Central               13     12
                                            ===============================


NOTE 3 - Debt

      Debt is summarized as follows:

      =======================================================================
      July 31,                                            2003           2002
      =======================================================================
      Senior debt:
         Fixed rate term notes (as swapped):
            4.37%-5.92% due 2005-2008              $    74,500     $   17,500
            6.23%-6.98% due 2005-2008                  112,500        131,250
            7.05%-7.73% due 2004                        65,000        170,000
            8.50%-8.89% due 2004-2005                   67,000        105,000
      -----------------------------------------------------------------------
               Total fixed rate term notes             319,000        423,750
         Floating rate term notes due 2004-2010        278,000         86,250
      -----------------------------------------------------------------------
                  Total term notes                     597,000        510,000
         Asset securitization financings               325,000        225,000
         Commercial paper                              111,561        227,166
         Bank borrowings                                11,445         68,230
      -----------------------------------------------------------------------
                  Total senior debt                  1,045,006      1,030,396
      -----------------------------------------------------------------------
      Subordinated debt:
         4.5% convertible subordinated notes                --         91,188
         8.0% subordinated debentures due 2003              --          2,290
      -----------------------------------------------------------------------
                  Total subordinated debt                   --         93,478
                     Total principal amount          1,045,006      1,123,874
      -----------------------------------------------------------------------
      Fair value adjustment of hedged debt              (2,730)            --
      -----------------------------------------------------------------------
                         Total debt                $ 1,042,276     $1,123,874
      =======================================================================

Senior Term Notes

      In April 2003, the Company issued $200,000 of unsecured senior term notes. The notes include $112,000 of fixed rate notes with a weighted average rate of 4.5% and $88,000 of notes indexed to three-month LIBOR with a weighted average rate of 2.4% at July 31, 2003. The notes are due at maturity as follows:
$155,000 in five years and $45,000 in seven years. The floating rate notes cannot be prepaid for eighteen or twenty-four months after issuance (based on their respective term) and thereafter can be prepaid without penalty. Shortly after issuance, $87,500 of the fixed rate notes were swapped to floating rates (see Note 4).

      In August 2002, the Company received the remaining $100,000 of its July 2002 issuance of $200,000 of unsecured senior term notes. The notes include $112,500 of fixed rate notes and $87,500 of floating rate notes. The notes are due at maturity as follows: $55,500 in three years, $76,000 in four years and $68,500 in five years. The floating rate notes cannot be prepaid for twelve to eighteen months after issuance (based on their respective term) and thereafter can be prepaid without penalty.

      Interest on fixed rate notes is generally payable semi-annually. Interest rates on floating rate notes are indexed to LIBOR and generally change every thirty to ninety days. Prepayments of fixed rate notes are subject to a premium based on yield maintenance formulas. The weighted average interest rates on fixed rate notes (as swapped) were 6.8% and 7.3% at July 31, 2003 and 2002, respectively. The weighted average interest rates on floating rate notes were 2.4% and 2.9% at July 31, 2003 and 2002, respectively.

      At July 31, 2003, $97,000 remained available for future issuances of term notes under the Company's September 2000 Medium Term Note Program.

Asset Securitization Financings

      The Company established an asset securitization facility in July 2001. The Company structured the facility to account for securitization proceeds as secured borrowings on its consolidated balance sheets and not as sales of receivables. Therefore, no gains on sales of securitized receivables are recorded. The Company borrowed $100,000 in August 2002, $100,000 in December 2001 and $125,000 in July 2001 under the facility. The secured borrowings are without recourse to the Company.

      The terms of the facility provide for committed revolving financing for a one year term that, if not renewed prior to the current expiration date of March 27, 2004, can be converted into term debt at the Company's option. Upon the expiration of the facility, the Company can either repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly in amounts equal to the collections of securitized receivables. Currently, the Company would exercise the conversion option if the facility was not renewed. Based on the contractual payments of securitized receivables at July 31, 2003, the term debt would be fully repaid by July 2005.

      The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, $559,000 at July 31, 2003. Therefore, the Company could securitize an additional $126,672 of finance receivables at July 31, 2003. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

      Finance receivables include $432,328 and $265,301 of securitized receivables at July 31, 2003 and 2002, respectively. The weighted average interest rates on borrowings outstanding at July 31, 2003 and 2002 were 1.3% and 1.8%, respectively. The weighted average interest rates on borrowings outstanding during the years ended July 31, 2003, 2002 and 2001 were 1.6%, 2.2% and 4.0%, respectively. The interest rates change monthly.

Commercial Paper

      The Company issues commercial paper with a maximum term of 270 days. The weighted average interest rates on commercial paper outstanding at July 31, 2003 and 2002 were 1.5% and 2.2%, respectively. The weighted average interest rates on commercial paper outstanding during the years ended July 31, 2003, 2002 and 2001 were 1.9%, 2.7% and 6.3%, respectively.

Bank Borrowings

      At July 31, 2003, the Company had $385,000 of committed unsecured revolving credit facilities with various banks expiring as follows: $250,000 within one year and $135,000 on various dates from August 2004 through April 2006. The Company generally incurs a fee on the unused portion of these facilities. Borrowings under these credit facilities generally mature between one and ninety days and bear interest based on domestic money market rates or LIBOR, at the Company's option. The weighted average interest rates on borrowings outstanding at July 31, 2003 and 2002 were 1.6% and 2.4%, respectively. The weighted average interest rates on borrowings outstanding during the years ended July 31, 2003, 2002 and 2001 were 1.9%, 2.8% and 6.0%, respectively.

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

      In October 2002, the Company prepaid its 8.0% subordinated debentures due March 2003 for their principal amount.

Other

      The debt agreements of the Company's major operating subsidiary contain certain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was indirectly limited to approximately $130,800 at July 31, 2003.

      Long-term senior debt comprised the following:

      =============================================================================
      July 31,                                                    2003         2002
      =============================================================================
      Term notes                                             $ 505,000     $277,000
      Bank borrowings and commercial paper supported by
           bank credit facilities expiring after July 31,
           2004 and July 31, 2003, respectively                123,006      185,000
      Asset securitization financings                          149,747      115,841
      Fair value adjustment of hedged debt                      (2,730)          --
      -----------------------------------------------------------------------------
                    Total long-term senior debt              $ 775,023     $577,841
      =============================================================================

      Long-term senior debt at July 31, 2003 matures as follows:

      ====================================================================
      Fiscal:           2005        2006       2007        2008       2010
      --------------------------------------------------------------------
                    $312,773    $150,750    $72,250    $194,250    $45,000
      ====================================================================

      The fair value adjustment on hedged debt is the difference between the principal amount and fair value of the fixed rate term notes that were swapped to floating rates. The adjustment represents changes in the fair value of the hedged debt from changes in the swap rate. The fair value adjustment was recorded as a reduction of long-term senior debt and equals the fair value of the interest rate swaps recorded as an other liability.

NOTE 4 - DERIVATIVES

      In 2003, the Company entered into interest rate swap agreements, with notional amounts totaling $87,500, and designated them as fair value hedges of the fixed rate term notes issued in April 2003. Under the terms of the swaps, the Company will receive fixed rates equal to the rates of the respective hedged notes and will pay floating rates indexed to six-month LIBOR on the notional amount. The swaps expire on the respective notes' maturity dates. The swaps effectively converted the fixed rate notes to floating rates and were structured to allow the use of the "short-cut" method of measuring hedge effectiveness. As a result, there is no hedge ineffectiveness from the swaps. The fair value of the swaps at July 31, 2003 was a liability of $2,730.

      The terms of the swaps and related information at July 31, 2003 follow:

      ===============================================================================
                        Expiration      Notional    Receive
      Issue Date        Date              Amount       Rate    Pay Rate    Fair Value
      ===============================================================================
      April 2003        April 2010       $12,500       4.96%       2.42%       $  453
      July 2003         April 2008        25,000       4.37        1.90           196
      July 2003         June 2008         12,500       4.37        2.59           528
      July 2003         June 2008         25,000       4.37        2.39           837
      July 2003         June 2010         12,500       4.96        2.57           716
      -------------------------------------------------------------------------------
            Total                        $87,500                               $2,730
      ===============================================================================


NOTE 5 - STOCKHOLDERS' EQUITY

      The Company established a common stock repurchase program in August 1996 and expanded the program in August 1998 to include repurchases of its convertible notes. As of July 31, 2003, the Company repurchased 415,000 shares of common stock (477,000 shares as adjusted for stock splits) at a total cost of $8,009, and $8,800 principal amount of convertible notes at a total cost of $7,151. In 2002, the Company increased the amount available under the program by $13,383. In 2003, the Company repurchased 43,000 shares of common stock in the open market at an average price of $24.44 per share and received 12,000 shares from certain officers (at an average price of $18.71 per share) to satisfy the minimum income tax withholding resulting from the vesting of their restricted stock. At July 31, 2003, $18,724 was available under the program for future repurchases.

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


NOTE 6 - STOCK PLANS

      The Company's 1998 Stock Option/Restricted Stock Plan (the "1998 Plan"), was approved by the Company's stockholders in December 1998. The 1998 Plan, as amended in February 2002 to include restricted stock grants, provides for 2,500,000 incentive or non-qualified stock options or shares of restricted stock to be granted to the Company's officers, other employees and directors. The 1998 Plan expires in September 2008. The Company's prior stock option plan expired in September 1999. Under the plans, the exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date granted and the term of an incentive stock option is limited to ten years.

      Options outstanding at July 31, 2003 were generally granted with terms of five or six years and generally vest (become exercisable) over periods of three to five years. At July 31, 2003, 1,004,000 shares of common stock were available for future grants of stock options and restricted stock.

      Stock option activity and related information is summarized as follows:

      =========================================================================
                                                 Options       Weighted Average
                                          (in thousands)         Exercise Price
      =========================================================================
      Outstanding at July 31, 2000                 1,040                 $16.92
         Granted                                     661                  23.32
         Exercised                                  (135)                 11.75
         Canceled                                     (8)                 19.46
      -------------------------------------------------------------------------
      Outstanding at July 31, 2001                 1,558                  20.06
         Granted                                     517                  26.09
         Exercised                                  (242)                 14.58
         Canceled                                    (81)                 22.44
      -------------------------------------------------------------------------
      Outstanding at July 31, 2002                 1,752                  22.49
         Granted                                      94                  21.85
         Exercised                                  (116)                 15.87
         Canceled                                   (344)                 23.24
      -------------------------------------------------------------------------
      Outstanding at July 31, 2003                 1,386                  22.81
      =========================================================================
      Exercisable at July 31:
         2003                                        504                 $20.34
         2002                                        352                  19.10
         2001                                        375                  17.05
      =========================================================================

      The exercise prices of options outstanding at July 31, 2003 ranged from $18.63 to $28.85. Additional information by price range follows:

      ====================================================================
      Price Range                                     Over $23   Under $23
      ====================================================================
      Outstanding:
         Number (in thousands)                             862         524
         Weighted average exercise price               $ 24.92     $ 19.36
         Weighted average remaining contractual
            life (in years)                                4.4         3.5
      Exercisable:
         Number (in thousands)                             102         402
         Weighted average exercise price               $ 23.88     $ 19.45
      ====================================================================

      In 2002, the Company established a Supplemental Retirement Benefit ("SERP") for its Chief Executive Officer ("CEO"). Under the SERP, the CEO was granted 100,000 stock units (representing an equivalent number of shares of common stock) that will vest evenly over eight years. In 2010, subject to certain forfeiture provisions, the CEO will receive 100,000 shares of common stock.

      In 2001, the Company established a Management Incentive Plan ("MIP") for its CEO. The MIP was approved by the Company's stockholders in December 2001. Under the MIP, the CEO can be awarded shares of restricted stock, in addition to a cash bonus, if the Company achieves certain performance goals. The total number of shares of restricted stock that can be awarded under the MIP is 500,000. The CEO received 50,000 and 30,000 shares of restricted stock in 2002 and 2001, respectively. In 2002, the CEO was also awarded 50,000 shares of restricted stock subject to certain performance goals for 2003. Based on the Company's operating results for fiscal 2003, the CEO received 34,000 of these shares in 2003 and 16,000 shares were forfeited. In 2003, the CEO deferred receipt of 18,000 shares of vested restricted stock. As a result, these shares were converted into stock units. At July 31, 2003, 386,000 shares of restricted stock were available for future awards.

      Restricted stock activity under the 1998 Plan and the MIP and related information follow (shares in thousands):

      ====================================================================
      Years Ended July 31,                         2003      2002     2001
      ====================================================================
         Granted                                     40       545       56
            Vesting period (in years)                 8         8        4
         Forfeited                                  115         2       --
         Vested                                      78        14       --
      ====================================================================

      The restricted stock agreements and the SERP provide for full acceleration of vesting upon the occurrence of certain events including a sale of the Company, the officer's death or disability and qualifying terminations of employment. These awards are expensed on a straight-line basis over their respective vesting periods based on the price of the common stock on the dates granted. Compensation expense recorded for these awards was $2,546 in 2003, $1,473 in 2002 and $76 in 2001.


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      =====================================================================================
      Years Ended July 31,                                     2003        2002        2001
      =====================================================================================
      Net earnings (used for basic EPS)                     $30,088     $37,068     $31,616
      Effect of convertible securities                          115       2,894       2,883
      -------------------------------------------------------------------------------------
          Adjusted net earnings (used for diluted EPS)      $30,203     $39,962     $34,499
      =====================================================================================
      Weighted average common shares outstanding
        (used for basic EPS)                                 17,975      16,645      15,895
      Effect of dilutive securities:
        Stock options *                                         224         424         302
        Restricted stock/stock units                             35          27          --
        Convertible notes                                       124       3,024       3,024
        Warrants                                                 --          --         542
      -------------------------------------------------------------------------------------
          Adjusted weighted average common shares and
             assumed conversions (used for diluted EPS)      18,358      20,120      19,763
      =====================================================================================
      Net earnings per common share:
         Diluted                                            $  1.65     $  1.99     $  1.75
      =====================================================================================
         Basic                                              $  1.67     $  2.23     $  1.99
      =====================================================================================

      * excludes 370 options in 2003 and 52 options in 2001 that were antidilutive (would have increased EPS because their exercise price exceeded the average price of the common stock)


NOTE 8 - INCOME TAXES

      The provision for income taxes comprised the following:

      ========================================================================
      Years Ended July 31,                         2003        2002       2001
      ========================================================================
      Currently payable:
         Federal                               $ 20,912     $18,788    $15,223
         State                                    4,117       3,818      2,810
      ------------------------------------------------------------------------
            Total                                25,029      22,606     18,033
      Deferred                                   (5,482)      1,468      2,118
      ------------------------------------------------------------------------
                 Provision for income taxes    $ 19,547     $24,074    $20,151
      ========================================================================

      Net tax benefits resulting from stock options and restricted stock reduced taxes currently payable and increased additional paid-in capital by $132 in 2003, $369 in 2002 and $118 in 2001.

      Income taxes computed at statutory federal rates are reconciled to the provision for income taxes as follows:

      =========================================================================
      Years Ended July 31,                           2003       2002       2001
      =========================================================================
      Federal at statutory rates                  $17,372    $21,400    $18,118
      State taxes (net of federal tax benefit) 2,015 2,674 2,033 Non-deductible interest accrued on debt
         converted to equity                          160         --         --
      -------------------------------------------------------------------------
                 Provision for income taxes       $19,547    $24,074    $20,151
      =========================================================================

      Deferred income taxes comprised the tax effect of the following temporary differences:

      ===================================================================
      July 31,                                        2003           2002
      ===================================================================
      Deferred tax liabilities:
         Leasing transactions                     $ 28,554       $ 35,039
         Finance income and other                    7,304          6,611
      -------------------------------------------------------------------
            Total                                   35,858         41,650
      -------------------------------------------------------------------
      Deferred tax assets:
         Allowance for credit losses                (9,070)        (9,338)
         Other                                      (1,715)        (1,757)
      -------------------------------------------------------------------
            Total                                  (10,785)       (11,095)
      -------------------------------------------------------------------
                 Deferred income taxes            $ 25,073       $ 30,555
      ===================================================================


NOTE 9 - SALARIES AND OTHER EXPENSES

      Salaries and other expenses comprised the following:

      ====================================================================
      Years Ended July 31,                      2003       2002       2001
      ====================================================================
      Salaries and employee benefits         $11,404    $11,716    $ 9,714
      Other expenses                          11,987      9,312      7,425
      --------------------------------------------------------------------
                    Total                    $23,391    $21,028    $17,139
      ====================================================================


NOTE 10 - LEASE COMMITMENTS

      The Company occupies office space under leases expiring through 2007. At July 31, 2003, minimum future annual rentals due under these leases are $929 in 2004, $752 in 2005, $694 in 2006 and $325 in 2007. Office rent expense was
$1,232 in 2003, $1,446 in 2002 and $1,208 in 2001.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

      The Company's financial instruments comprise cash, finance receivables (excluding leases), commitments to extend credit, debt and interest rate swaps. The following methods were used to estimate the fair value of these financial instruments.

      The carrying values of cash, commercial paper, bank borrowings and asset securitization financings approximated their fair values based on their short-term maturities. Interest rate swaps are recorded at fair value based on market quotes obtained from the swap counterparties.

      The fair value of the senior term notes was approximately $609,200 at July 31, 2003 and $521,900 at July 31, 2002, compared to their carrying amounts of $597,000 at July 31, 2003 and $510,000 at July 31, 2002. Fair value was computed based on the future cash flows of the notes discounted at current interest rates for debt with similar terms and maturities.

      The fair value of the 4.5% convertible notes was $92,947 at July 31, 2002, equal to their principal amount of $91,188 plus the call premium. The carrying value of the 8.0% subordinated debentures was estimated to approximate their fair value at July 31, 2002 based on their future cash flows discounted at current rates for debt with a similar term and maturity.

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

NOTE 12 - SELECTED QUARTERLY DATA (UNAUDITED)

      ===================================================================================
                                                                       Earnings per Share
                                                              Net     -------------------
                                            Revenues     Earnings     Diluted       Basic
      ===================================================================================
      Fiscal 2003, three months ended:
      --------------------------------
         October 31, 2002                    $34,971       $8,273       $0.45       $0.47
         January 31, 2003                     33,278        8,320        0.46        0.46
         April 30, 2003                       30,692        6,585        0.36        0.36
         July 31, 2003                        31,306        6,910        0.38        0.38
      Fiscal 2002, three months ended:
      --------------------------------
         October 31, 2001                    $34,633       $8,832       $0.48       $0.53
         January 31, 2002                     34,589        9,222        0.50        0.56
         April 30, 2002                       34,188        9,406        0.50        0.56
         July 31, 2002                        35,367        9,608        0.51        0.57
      ===================================================================================


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 6, 2002, the Board of Directors, on the recommendation of the Audit Committee, appointed the firm of KPMG LLP as the Company's independent public accountants for the fiscal year ending July 31, 2002 and dismissed Arthur Andersen LLP ("Andersen") who have subsequently ceased operations. Andersen's report on the financial statements of the Company for fiscal 2001 did not contain any adverse opinion or disclaimer of opinion nor was it in any way qualified or modified as to uncertainty, audit scope or accounting principles.

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


Item 9A. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and each has concluded that such disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal controls. There were no significant changes in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated by reference from the information in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 9, 2003, except as to biographical information on Executive Officers that is contained in Item 1 of this Annual Report on Form 10-K.

      The Company adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics is posted on the investor relations section of the Company's website; www.financialfederal.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on the website.


Item 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 9, 2003.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      Equity Compensation Plan Information

      =========================================================================================================
                                                                                           Number of securities
                                                   Number of           Weighted         remaining available for
                                               securities to            average           future issuance under
                                              be issued upon           exercise             equity compensation
                                                 exercise of           price of                plans (excluding
                                                 outstanding        outstanding         securities reflected in
      Equity compensation plan category          options (a)        options (b)                 column (a)) (c)
      =========================================================================================================
      Approved by security holders                 1,386,445          $   22.81                       1,399,599(1)
      Not approved by security holders                    --                 --                              --
      ---------------------------------------------------------------------------------------------------------
                    Total                          1,386,445          $   22.81                       1,399,599
      =========================================================================================================

      (1) Amount includes 1,004,049 stock options or shares of restricted stock available for future issuance under the Company's Amended and Restated 1998 Stock Option/Restricted Stock Plan and 385,550 shares of restricted stock available for future issuance under the Company's 2001 Management Incentive Plan.

      Other information required by Item 12 is incorporated by reference from the information in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 9, 2003.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 9, 2003.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference from the information in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 9, 2003.

PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      1. INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

                                                                                        Page
                                                                                        ----
         Independent Auditors' Report                                                   16
         Consolidated Balance Sheets as at July 31, 2003 and 2002                       17
         Consolidated Statements of Stockholders' Equity for the fiscal years ended
             July 31, 2003, 2002 and 2001                                               18
         Consolidated Income Statements for the fiscal years ended July 31, 2003,
             2002 and 2001                                                              19
         Consolidated Statements of Cash Flows for the fiscal years ended July 31,
             2003, 2002 and 2001                                                        20
         Notes to Consolidated Financial Statements                                     21-32

         The report of the Company's predecessor accountant (Arthur Andersen
         LLP) for the fiscal year ended July 31, 2001 follows:


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


/s/ Arthur Andersen LLP
---------------------------
New York, New York
August 31, 2001

The above report is a copy of the previously issued Andersen accountants' report. This report has not been re-issued by Andersen.

      2. EXHIBITS

Exhibit No.       Description of Exhibit
--------------------------------------------------------------------------------

3.1     (a)       Articles of Incorporation of the Registrant
3.2     (a)       By-laws of the Registrant
3.3     (a)       Form of Restated and Amended By-laws of the Registrant
3.4     (f)       Certificate of Amendment of Articles of Incorporation
                  dated December 9, 1998
3.5     (f)       Restated By-laws of the Registrant as amended through
                  December 30, 1998
3.6     (g)       Restated By-laws of the Registrant as amended through
                  March 7, 2000
4.8     (c)       Indenture dated January 14, 1998 for Credit's Rule 144A
                  Medium Term Note Program
4.12    (d)       Specimen Common Stock Certificate
4.13    (h)       Indenture dated September 20, 2000 for Financial Federal
                  Credit Inc.'s $200 million Rule 144A Medium Term Note program
10.8    (a)       Form of Commercial Paper Note issued by the Registrant
10.9    (a)       Form of Commercial Paper Note issued by Credit
10.10   (a)       Stock Option Plan of the Registrant and forms of related
                  stock option agreements
10.21   (b)       Form of Commercial Paper Dealer Agreement of Credit
10.22   (b)       Form of Deferred Compensation Agreement with certain
                  officers as filed under the Top Hat Plan with the Department of Labor
10.25   (e)       Amended and Restated 1998 Stock Option/Restricted Stock
                  Plan of the Registrant
10.26   (g)       Deferred Compensation Agreement dated March 7, 2000
                  between the Registrant and Clarence Y. Palitz, Jr.
10.27   (h)       2001 Management Incentive Plan for the Chief Executive
                  Officer ("CEO") of the Registrant
10.28   (h)       Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and its CEO
10.29   (h)       Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and certain of its senior officers
10.30   (i)       Form of Restricted Stock Agreement dated March 1, 2002
                  between the Registrant and its CEO
10.31   (i)       Form of Restricted Stock Agreement dated March 1, 2002
                  between the Registrant and certain of its senior officers
10.32   (j)       Supplemental Retirement Benefit dated June 4, 2002 between the Registrant and its CEO
10.33   (k)       Agreement to Defer Restricted Stock dated February 26,
                  2003 between the Registrant and its CEO
10.34   (k)       Agreement to Defer Restricted Stock dated February 26,
                  2003 between the Registrant and its CEO
12.1    *         Computation of Debt-To-Equity Ratio
21.1    *         Subsidiaries of the Registrant
23.1    *         Independent Auditors consent from KPMG LLP
23.2    *         Disclosure in lieu of consent from Arthur Andersen LLP
31.1    *         Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes Oxley Act of 2002
31.2    *         Certification of Chief Financial Officer Pursuant to Section
                  302 of the Sarbanes Oxley Act of 2002
32.1    *         Certification of Chief Executive Officer Pursuant to Section
                  906 of the Sarbanes Oxley Act of 2002
32.2    *         Certification of Chief Financial Officer Pursuant to Section
                  906 of the Sarbanes Oxley Act of 2002

*     Filed herewith.

Previously filed with the Securities and Exchange Commission as an exhibit to the Company's:
-----------------------------------------------------------------------------
  (a)   Registration Statement on Form S-1 (Registration No. 33-46662).
  (b)   Form 10-K for the fiscal year ended July 31, 1996.
  (c)   Form 10-Q for the quarter ended January 31, 1998.
  (d)   Registration Statement on Form S-3 (Registration No. 333-56651).
  (e)   Registration Statement on Form S-8 (Registration No. 333-50962).
  (f)   Form 10-Q for the quarter ended January 31, 1999.
  (g)   Form 10-Q for the quarter ended January 31, 2000.
  (h)   Form 10-Q for the quarter ended April 30, 2001.
  (i)   Form 10-Q for the quarter ended April 30, 2002.
  (j)   Form 10-K for the fiscal year ended July 31, 2002.
  (k)   Form 10-Q for the quarter ended January 31, 2003.


  (b) Reports on Form 8-K

      The Company filed a report on Form 8-K dated June 10, 2003 reporting, under Item 9 (pursuant to Item 12), the announcement of earnings for the third fiscal quarter ended April 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FINANCIAL FEDERAL CORPORATION
                                        (Registrant)


                                By:     /s/ Paul R. Sinsheimer
                                        ----------------------------------------
                                        Chairman of the Board, Chief Executive
                                        Officer and President

                                        October 24, 2003
                                        ----------------
                                        Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Lawrence B. Fisher                         October 24, 2003
------------------------------------------    ------------------
Director                                             Date


/s/ William C. MacMillen, Jr.                  October 24, 2003
------------------------------------------    ------------------
Director                                             Date


/s/ Michael C. Palitz                          October 24, 2003
------------------------------------------    ------------------
Director                                             Date


/s/ Thomas F. Robards                          October 24, 2003
------------------------------------------    ------------------
Director                                             Date


/s/ H. E. Timanus, Jr.                         October 24, 2003
------------------------------------------    ------------------
Director                                             Date


/s/ Stephen D. Weinroth                        October 24, 2003
------------------------------------------    ------------------
Director                                             Date


/s/ Steven F. Groth                            October 24, 2003
------------------------------------------    ------------------
Senior Vice President and Chief Financial            Date
Officer (Principal Financial Officer)


/s/ David H. Hamm                              October 24, 2003
------------------------------------------    ------------------
Vice President and Controller (Principal             Date
Accounting Officer)