Form 10-Q
period 2003-10-31
FINANCIAL FEDERAL CORP
filed 2003-12-08
CIK 854711

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2003

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

At December 1, 2003, 18,645,244 shares of Registrant's common stock, $.50 par value, were outstanding.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2003

                                TABLE OF CONTENTS


Part I - Financial Information                                                                            Page No.
                                                                                                          --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets at October 31, 2003 (unaudited) and July 31, 2003 (audited)            3

         Consolidated Statements of Stockholders' Equity for the three months ended October 31,
              2003 and 2002 (unaudited)                                                                     4

         Consolidated Income Statements for the three months ended October 31, 2003 and
              2002 (unaudited)                                                                              5

         Consolidated Statements of Cash Flows for the three months ended October 31, 2003 and
              2002 (unaudited)                                                                              6

         Notes to Consolidated Financial Statements (unaudited)                                             7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              11-16

Item 4.  Controls and Procedures                                                                            16

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                   17

Signatures                                                                                                  18

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

========================================================================================================================
                                                                                    October 31, 2003*      July 31, 2003
========================================================================================================================
ASSETS
Finance receivables                                                                    $   1,405,343       $   1,415,489
Allowance for credit losses                                                                  (23,592)            (23,754)
------------------------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                             1,381,751           1,391,735
Cash                                                                                           8,234               8,015
Other assets                                                                                  19,607              26,332
------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                 $   1,409,592       $   1,426,082
========================================================================================================================

LIABILITIES
Debt:
     Long-term ($9,169 at October 31, 2003 and $9,080 at July 31, 2003
        due to related parties)                                                        $     777,152       $     775,023
     Short-term                                                                              244,423             267,253
Accrued interest, taxes and other liabilities                                                 61,786              67,410
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     1,083,361           1,109,686
------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                                           --                  --
Common stock - $.50 par value, authorized 100,000 shares, shares issued and outstanding (net of 149 treasury shares): 18,628 at October 31, 2003 and
     18,483 at July 31, 2003                                                                   9,314               9,242
Additional paid-in capital                                                                   110,275             105,464
Retained earnings                                                                            206,642             201,690
------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                              326,231             316,396
------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   1,409,592       $   1,426,082
========================================================================================================================

*     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                          Common Stock - $.50 Par Value
                                             ==========================================
                                                                             Additional        Retained
                                             Shares       Par Value     Paid-in Capital        Earnings
=======================================================================================================
BALANCE AT JULY 31, 2002                     17,372       $   8,686           $  67,595       $ 172,288
     Conversion of subordinated debt          1,159             580              34,439              --
     Employee stock plans:
        Shares issued                            39              19                 305              --
        Compensation recognized                  --              --                 703              --
        Tax benefits                             --              --                 275              --
     Net earnings                                --              --                  --           8,273
-------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2002                  18,570       $   9,285           $ 103,317       $ 180,561
=======================================================================================================

=======================================================================================================
                                                          Common Stock - $.50 Par Value
                                             ==========================================
                                                                             Additional        Retained
                                             Shares       Par Value     Paid-in Capital        Earnings
=======================================================================================================
BALANCE AT JULY 31, 2003                     18,483       $   9,242           $ 105,464       $ 201,690
     Repurchases of common stock               (142)            (71)             (2,568)         (2,200)
      Employee stock plans:
        Shares issued                           287             143               5,353              --
        Compensation recognized                  --              --                 596              --
        Tax benefits                             --              --               1,430              --
     Net earnings                                --              --                  --           7,152
-------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2003                  18,628       $   9,314           $ 110,275       $ 206,642
=======================================================================================================

      *     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

====================================================================================
Three Months Ended October 31,                                     2003         2002
====================================================================================
Finance income                                                  $30,232      $34,971
Interest expense                                                  8,653       12,378
------------------------------------------------------------------------------------

     Net finance income before provision for credit losses
        on finance receivables                                   21,579       22,593

Provision for credit losses on finance receivables                3,550        1,550
------------------------------------------------------------------------------------

     Net finance income                                          18,029       21,043

Salaries and other expenses                                       6,288        5,556
Loss on redemption of convertible debt                               --        1,737
------------------------------------------------------------------------------------

     Earnings before income taxes                                11,741       13,750

Provision for income taxes                                        4,589        5,477
------------------------------------------------------------------------------------

          NET EARNINGS                                          $ 7,152      $ 8,273
====================================================================================

EARNINGS PER COMMON SHARE:
          Diluted                                               $  0.39      $  0.45
====================================================================================
          Basic                                                 $  0.39      $  0.47
====================================================================================

      *     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

===========================================================================================================
Three Months Ended October 31,                                                         2003            2002
===========================================================================================================
Cash flows from operating activities:
     Net earnings                                                                 $   7,152       $   8,273
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for credit losses on finance receivables                            3,550           1,550
        Depreciation and amortization                                                 4,210           4,331
        Loss on redemption of convertible debt                                           --           1,737
        Decrease (increase) in other assets                                           6,612            (858)
        (Decrease) increase in accrued interest, taxes and other liabilities         (4,232)          7,153
        Tax benefits from stock plans                                                 1,430             275
-----------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                        18,722          22,461
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables originated                                                (169,632)       (184,150)
     Finance receivables collected                                                  172,565         177,511
-----------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) investing activities               2,933          (6,639)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Commercial paper - maturities 90 days or less, net increase (decrease)           1,004         (68,874)
     Commercial paper - maturities greater than 90 days:
          Proceeds                                                                    3,627          41,977
          Repayments                                                                 (3,279)        (27,578)
     Bank borrowings - net decrease                                                 (11,445)        (40,870)
     Proceeds from asset securitization financing                                        --         100,000
     Proceeds from senior term notes issued                                           5,000         100,000
     Repayments of senior term notes                                                (17,000)        (60,000)
     Redemption of subordinated debt                                                     --         (59,598)
     Proceeds from stock option exercises                                             1,557             324
     Repurchases of common stock                                                       (900)             --
-----------------------------------------------------------------------------------------------------------
                    Net cash used in financing activities                           (21,436)        (14,619)
-----------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                    219           1,203
Cash - beginning of period                                                            8,015           7,092
-----------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                              $   8,234       $   8,295
===========================================================================================================

Supplemental disclosures of cash flow information:
     Interest paid                                                                $   8,802       $  11,169
===========================================================================================================
     Income taxes paid                                                            $   4,222       $   1,933
===========================================================================================================

      *     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      In the opinion of the management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at October 31, 2003 and the results of operations and cash flows of the Company for the three month periods ended October 31, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003. The consolidated results of operations for the three month periods ended October 31, 2003 and 2002 are not necessarily indicative of the results for the respective full years.

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

Stock-Based Compensation

      The Company continues to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for stock options. Under APB No. 25, the Company does not record compensation expense for its stock options. If the Company applied the expense recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded for stock options based on their fair value computed with an option-pricing model. The effect on net earnings and earnings per share had the Company recorded compensation expense using the fair value method under SFAS No. 123 follows:

      ======================================================================================
      Three Months Ended October 31,                                       2003         2002
      ======================================================================================
      Net earnings, as reported                                          $7,152       $8,273
      Add: Compensation expense recorded for restricted stock
           awards (after-tax)                                               364          431
      Deduct: Total stock-based compensation expense determined
           under fair value based method for all awards (after-tax)        (778)        (858)
      --------------------------------------------------------------------------------------
               Pro forma net earnings                                    $6,738       $7,846
      ======================================================================================
      Diluted earnings per common share:
               As reported                                               $ 0.39       $ 0.45
               Pro forma                                                   0.37         0.43
      ======================================================================================
      Basic earnings per common share:
               As reported                                               $ 0.39       $ 0.47
               Pro forma                                                   0.37         0.44
      ======================================================================================

New Accounting Standards

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, reinsurance or other transactions or arrangements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary (the entity that will be at risk for a majority of the expected losses or receive a majority of the expected residual returns of the variable interest entity). FIN No. 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired on or prior to January 31, 2003, the Company is required to apply FIN

No. 46 (as amended by FASB Staff Position No. FIN 46-6 issued in October 2003) on January 31, 2004. The Company consolidates fully one variable interest entity (a special purpose entity that it established for its asset securitization facility) under current accounting rules. The consolidation of this entity will not be affected by the adoption of FIN No. 46. The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations or financial position.

Use of Estimates

      The consolidated financial statements and the notes thereto were prepared in accordance with accounting principles generally accepted in the United States of America which require significant estimates and assumptions to be made by management that affect the amounts reported therein. Actual results could differ significantly from those estimates.

NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and investments in direct financing leases as follows:

      ==========================================================================
                                                     October 31,        July 31,
                                                            2003            2003
      ==========================================================================
      Loans:
         Fixed rate                                   $1,097,018      $1,073,158
         Floating rate                                    69,253          85,532
      --------------------------------------------------------------------------
            Total loans                                1,166,271       1,158,690
      Direct financing leases                            239,072         256,799
      --------------------------------------------------------------------------
               Finance receivables                    $1,405,343      $1,415,489
      ==========================================================================

      Direct financing leases include residual values of $47,675 at October 31, 2003 and $48,813 at July 31, 2003.

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment) as follows:

      ==========================================================================
                                                      October 31,       July 31,
                                                             2003           2003
      ==========================================================================
      Finance receivables classified as non-accrual       $40,441        $42,910
      Assets received to satisfy finance receivables       12,860         19,666
      --------------------------------------------------------------------------
               Non-performing assets                      $53,301        $62,576
      ==========================================================================

      The activity of the allowance for credit losses is summarized as follows:

      ==========================================================================
      Three Months Ended October 31,                         2003          2002
      ==========================================================================
      Beginning balance                                   $23,754       $24,171
         Provision                                          3,550         1,550
         Write-downs                                       (3,991)       (2,190)
         Recoveries                                           279           696
      --------------------------------------------------------------------------
      Ending balance                                      $23,592       $24,227
      ==========================================================================
      Percentage of finance receivables                      1.68%         1.68%
      ==========================================================================
      Net charge-offs *                                   $ 3,712       $ 1,494
      ==========================================================================
      Loss ratio **                                          1.05%         0.41%
      ==========================================================================

      *     write-downs less recoveries

      **    net charge-offs over average finance receivables, annualized

      The allowance for credit losses included $650 at October 31, 2003 and $750 at July 31, 2003 that were specifically allocated to $6,152 and $6,222, respectively, of impaired receivables.

      The Company also provides commitments to extend credit. These commitments contain off-balance sheet risk. The Company uses the same credit policies and procedures in making these commitments as it does for finance receivables, as the credit risks are substantially the same. The unused portion of these commitments was $9,222 at October 31, 2003 and $8,624 at July 31, 2003.

NOTE 3 - DEBT

      Debt is summarized as follows:

      ==============================================================================================
                                                                       October 31,          July 31,
                                                                              2003              2003
      ==============================================================================================
      Fixed rate term notes (as swapped) due 2004 - 2008               $   277,500       $   319,000
      Floating rate term notes due 2004 - 2010                             307,500           278,000
      ----------------------------------------------------------------------------------------------
         Total term notes                                                  585,000           597,000
      Asset securitization financings                                      325,000           325,000
      Commercial paper                                                     112,913           111,561
      Bank borrowings                                                           --            11,445
      ----------------------------------------------------------------------------------------------
             Total principal amount                                      1,022,913         1,045,006
      ----------------------------------------------------------------------------------------------
      Fair value adjustment of hedged debt                                  (1,338)           (2,730)
      ----------------------------------------------------------------------------------------------
               Total debt                                              $ 1,021,575       $ 1,042,276
      ==============================================================================================

Asset Securitization Financings

      The asset securitization facility provides for committed revolving financing for a one year term that, if not renewed prior to the current expiration date of March 27, 2004, can be converted into term debt at the Company's option. Finance receivables include $424,033 and $432,328 of securitized receivables at October 31, 2003 and July 31, 2003, respectively. At October 31, 2003, the Company could securitize an additional $131,000 of finance receivables. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

Bank Borrowings

      At October 31, 2003, the Company had $335,000 of committed unsecured revolving credit facilities with various banks expiring as follows: $200,000 within one year and $135,000 on various dates from December 2004 through September 2006.

Other

      The debt agreements of the Company's major operating subsidiary contain certain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was indirectly limited to $141,200 at October 31, 2003.

      Long-term debt comprised the following:

      ==============================================================================================
                                                                       October 31,          July 31,
                                                                              2003              2003
      ==============================================================================================
      Term notes                                                       $   508,662       $   502,270
      Asset securitization financings                                      155,577           149,747
      Commercial paper and bank borrowings supported by
           bank credit facilities expiring after October 31, 2004
           and July 31, 2004, respectively                                 112,913           123,006
      ----------------------------------------------------------------------------------------------
               Total long-term debt                                    $   777,152       $   775,023
      ==============================================================================================

NOTE 4 - DERIVATIVES

      In August 2003, the Company entered into another interest rate swap agreement, with a notional amount of $24,500, and designated it as a fair value hedge of its 4.37% fixed rate term notes issued in April 2003. The total notional amount of interest rate swaps designated as fair value hedges was $112,000 at October 31, 2003 and $87,500 at July 31, 2003. Under the terms of the swaps, the Company receives fixed rates equal to the rates of the respective hedged notes and pays floating rates indexed to six-month LIBOR on the notional amount. The swaps expire on the respective notes' maturity dates. The fair value of the swaps was a liability of $1,338 at October 31, 2003 and $2,730 at July 31, 2003.

NOTE 5 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ============================================================================
      Three Months Ended October 31,                             2003         2002
      ============================================================================
      Net earnings (used for basic EPS)                       $ 7,152      $ 8,273
      Effect of convertible securities                             --          115
      ----------------------------------------------------------------------------
           Adjusted net earnings (used for diluted EPS)       $ 7,152      $ 8,388
      ============================================================================
      Weighted average common shares outstanding
         (used for basic EPS)                                  18,117       17,761
      Effect of dilutive securities:
         Stock options                                            306          465
         Restricted stock                                          96           75
         Convertible notes                                         --          493
      ----------------------------------------------------------------------------
           Adjusted weighted average common shares and
              assumed conversions (used for diluted EPS)       18,519       18,794
      ============================================================================
      Net earnings per common share:
           Diluted                                            $  0.39      $  0.45
      ============================================================================
           Basic                                              $  0.39      $  0.47
      ============================================================================

NOTE 6 - STOCKHOLDERS' EQUITY

      In October 2003, the Company received 135,000 shares of common stock (at the market price of $34.15 per share) for its CEO's exercise of 200,000 stock options and related minimum income taxes pursuant to the terms of the October 1998 stock option agreement. The Company also received 7,000 shares at $34.15 for other senior officers' exercise of 12,000 stock options and taxes. These shares were retired. At October 31, 2003, $13,885 remained available under the Company's common stock repurchase program.

PART I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for credit losses on finance receivables, impaired finance receivables, assets received to satisfy receivables and residual values on direct financing leases. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

      The Company records residual values on its direct financing leases at the lowest of (i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) the estimated fair value of the equipment at the end of the lease. The Company may not be able to realize the full amount of the estimated residual value recorded due to subsequent adverse changes in equipment values that would cause the Company to incur a write-down.

RESULTS OF OPERATIONS

Comparison of three months ended October 31, 2003 to three months ended October 31, 2002

      Net earnings decreased by 14% to $7.2 million in the first quarter of fiscal 2004 from $8.3 million in the first quarter of fiscal 2003. Excluding the $1.7 million loss on the redemption of the Company's convertible debt in the first quarter of fiscal 2003 ($1.1 million after-tax), net earnings decreased by 24%. The decrease was due to (i) a higher provision for credit losses on finance receivables, increased costs and reduced finance income resulting from a higher level of non-performing assets and, to a lesser extent, (ii) the effects of continued low market interest rates and (iii) increased costs of being a public company. These factors were partially offset by lower salary expense.

      Finance income decreased by 14% to $30.2 million in the first quarter of fiscal 2004 from $35.0 million in the first quarter of fiscal 2003. The decrease resulted from the lower net yield of finance receivables from continued low market interest rates and, to a lesser extent, the 2% ($26 million) decrease in average finance receivables outstanding to $1.414 billion in the first quarter of fiscal 2004 from $1.440 billion in the first quarter of fiscal 2003 and increased non-accrual finance receivables.

      Interest expense, incurred on borrowings used to fund finance receivables, decreased by 30% to $8.7 million in the first quarter of fiscal 2004 from $12.4 million in the first quarter of fiscal 2003. The decrease resulted from lower average market interest rates and, to a lesser extent, $112.0 million of fixed rate term notes swapped to significantly lower floating rates and the 6% ($61 million) decrease in average debt outstanding.

      Net finance income before provision for credit losses on finance receivables decreased by 4% to $21.6 million in the first quarter of fiscal 2004 from $22.6 million in the first quarter of fiscal 2003. Net finance income before provision for credit losses expressed as a percentage of average finance receivables outstanding ("net interest margin") decreased to 6.1% in the first quarter of fiscal 2004 from 6.2% in the first quarter of fiscal 2003. The decrease resulted from the effects of continued low market interest rates and increased non-accrual finance receivables. These factors were partially offset by the effect of the decrease in the Company's leverage.

      The provision for credit losses on finance receivables increased to $3.6 million in the first quarter of fiscal 2004 from $1.6 million in the first quarter of fiscal 2003 due to increased net charge-offs (write-downs of finance receivables less recoveries) of $3.7 million from $1.5 million. Net charge-offs, expressed as a percentage of average finance receivables outstanding ("loss ratio"), increased to 1.05% in the first quarter of fiscal 2004 from 0.41% in the first quarter of fiscal 2003. Net charge-offs increased due a higher level of non-performing assets, lower equipment values and a weaker resale market. The provision for credit losses is determined by the amount required to increase the allowance for credit losses to a level considered appropriate by management.

      Salaries and other expenses increased by 13% to $6.3 million in the first quarter of fiscal 2004 from $5.6 million in the first quarter of fiscal 2003. The increase resulted from increased costs associated with higher amounts of non-performing assets and, to a lesser extent, increased costs of being a public company (includes insurance, internal and external audit costs, legal fees and Sarbanes-Oxley compliance costs). These factors were partially offset by decreased salary expense due to the effect of work force reductions exceeding salary increases. Salaries and other expenses expressed as a percentage of average finance receivables outstanding ("expense ratio") increased to 1.8% in the first quarter of fiscal 2004 from 1.5% in the first quarter of fiscal 2003 resulting from the increase in expenses.

      Diluted earnings per share decreased by 13% to $0.39 in the first quarter of fiscal 2004 from $0.45 in the first quarter of fiscal 2003, and basic earnings per share decreased by 17% to $0.39 in the first quarter of fiscal 2004 from $0.47 in the first quarter of fiscal 2003. The percentage decrease in diluted earnings per share was lower than the percentage decrease in net earnings primarily due to the decrease in the number of dilutive shares from the August 2002 redemption of convertible debt. The percentage decrease in basic earnings per share was higher than the percentage decrease in net earnings primarily due to the issuance of 1.16 million shares of common stock in August 2002 from the conversion of $35.0 million of debt. Diluted and basic earnings per share for the first quarter of fiscal 2003 excluding the after-tax loss on redemption of convertible debt were $0.51 and $0.53, respectively.

      The amounts of net earnings and diluted and basic earnings per share excluding the $1.1 million after-tax loss on the redemption of convertible debt presented for fiscal 2003 are non-GAAP financial measures. Management believes these amounts are useful to investors in comparing the Company's operating results for fiscal 2004 to fiscal 2003. The excluded loss resulted from the Company's redemption of its 4.5% convertible subordinated notes. The notes were redeemed to eliminate their dilutive effect. This was a non-recurring event.

RECEIVABLE PORTFOLIO AND ASSET QUALITY

      Finance receivables outstanding decreased by 1% ($10.1 million) to $1.405 billion at October 31, 2003 from $1.415 billion at July 31, 2003. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and investments in direct financing leases. At October 31, 2003, loans were 83% ($1.166 billion) of finance receivables and leases were 17% ($239.1 million) of finance receivables.

      Finance receivables originated in the first quarter of fiscal 2004 and 2003 were $170 million and $184 million, respectively. Finance receivables collected in the first quarter of fiscal 2004 and 2003 were $173 million and $178 million, respectively. Originations decreased due to continued weak domestic commercial loan demand.

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

      The allowance for credit losses was $23.6 million at October 31, 2003 and $23.8 million at July 31, 2003. The allowance level was 1.68% of finance receivables at October 31, 2003 and at July 31, 2003. Management periodically reviews the allowance to determine that its level is appropriate. The purpose of the allowance is to provide for any inherent losses at the balance sheet date.

      Net charge-offs of finance receivables (write-downs less recoveries) decreased to $3.7 million in the first quarter of fiscal 2004 from $3.9 million in the fourth quarter of fiscal 2003. The loss ratio decreased to 1.05% in the first quarter of fiscal 2004 from 1.11% in the fourth quarter of fiscal 2003. Net charge-offs decreased primarily due to the lower amount of non-performing assets and improving economic conditions.

      Non-performing assets comprise non-accrual finance receivables and repossessed equipment as follows ($ in millions):

      ==========================================================================
                                                        October 31,    July 31,
                                                               2003        2003
      ==========================================================================
      Non-accrual finance receivables                         $40.4       $42.9
      Repossessed equipment                                    12.9        19.7
      --------------------------------------------------------------------------
           Total non-performing assets                        $53.3       $62.6
      ==========================================================================
      Percentage of total finance receivables                   3.8%        4.4%
      ==========================================================================

      Delinquent finance receivables (transactions with a contractual payment 60 or more days past due) were $29.0 million (2.1% of total finance receivables) at October 31, 2003 compared to $22.2 million (1.6% of total finance receivables) at July 31, 2003. Approximately half of the Company's non-accrual finance receivables at October 31, 2003 and July 31, 2003 were not delinquent.

      The Company's asset quality statistics in the first quarter of fiscal 2004 continued to reflect weak conditions in the industries financed by the Company, but have improved since July 31, 2003. A continuation of these conditions could result in sustained or higher levels of net charge-offs and non-performing assets. Increases in net charge-offs and non-performing assets would have a negative effect on earnings through increases in the provision for credit losses and by reducing finance income. Conversely, further improvement in net charge-offs and non-performing assets would have a positive effect on earnings through decreases in the provision for credit losses and by increasing finance income.

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

      The term notes and commercial paper of the Company's major operating subsidiary are rated "BBB" and "F-2," respectively, by Fitch, Inc. (a Nationally Recognized Statistical Ratings Organization) with a positive outlook. All of the Company's term notes and a majority of its commercial paper were issued by the subsidiary. The Company's access to capital markets at competitive rates is partly dependent on these investment grade credit ratings.

      The debt agreements of the subsidiary contain certain restrictive covenants including limitations on indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was indirectly limited to $141.2 million at October 31, 2003.

      Total debt decreased by 2% ($20.7 million) to $1.022 billion at October 31, 2003 from $1.042 billion at July 31, 2003 and stockholders' equity increased by 3% ($9.8 million) to $326.2 million at October 31, 2003 from $316.4 million at July 31, 2003. As a result, leverage (debt-to-equity ratio) decreased to 3.1 at October 31, 2003 from 3.3 at July 31, 2003.

      Debt comprised the following ($ in millions):

      ===========================================================================================
                                                    October 31, 2003               July 31, 2003
                                                   ----------------------------------------------
                                                     Amount    Percent           Amount   Percent
      ===========================================================================================
      Term notes                                   $  585.0         57%       $   597.0        57%
      Asset securitization financings                 325.0         32            325.0        31
      Commercial paper                                112.9         11            111.6        11
      Borrowings under bank credit facilities            --         --             11.4         1
      -------------------------------------------------------------------------------------------
               Total principal amount               1,022.9        100%         1,045.0       100%
      Fair value adjustment of hedged debt             (1.3)                       (2.7)
      -------------------------------------------------------------------------------------------
               Total debt                          $1,021.6                    $1,042.3
      ===========================================================================================

Term Notes

      In August 2003, the Company repaid $17.0 million of 8.89% fixed rate unsecured term notes at maturity and in September 2003, the Company issued a $5.0 million variable rate unsecured term note with a bank maturing in December 2004.

      At October 31, 2003, the $585.0 million of term notes outstanding comprised $540.0 million of private placements and medium term notes with insurance companies and $45.0 million of bank term loans.

Asset Securitization Financings

      Borrowings under the securitization facility are limited to a minimum level of securitized receivables. When borrowings exceed the minimum level, the Company can repay the excess or securitize more receivables. The Company can securitize more receivables during the term of the facility. The facility expires March 27, 2004. The Company currently intends to renew the facility for another year. Upon the expiration of the facility, the Company can repay borrowings outstanding or convert them into term debt. The term debt would be repaid in monthly amounts equal to the collections of securitized receivables. Currently, the Company would exercise the conversion option if the facility was not renewed. Based on the contractual payments of the $424.0 million of securitized receivables at October 31, 2003, the term debt would be fully repaid by December 2005.

      The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, approximately $555.0 million at October 31, 2003. Therefore, the Company could securitize an additional $131.0 million of finance receivables at October 31, 2003. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

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

Bank Credit Facilities

      At October 31, 2003, the Company had $335.0 million of committed unsecured revolving credit facilities from nine banks (a $50.0 million decrease from July 31, 2003). This includes $180.0 million of facilities with original terms ranging from two to five years and $155.0 million of facilities with an original term of one year.

      These facilities provide the Company with a dependable, low-cost source of funds and support for its commercial paper program. The Company can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may or may not be renewed upon expiration.

Stockholders' Equity

      In fiscal 2004, the Company acquired 142,000 shares of common stock for $4.8 million (as described in Note 6 to the Consolidated Financial Statements). At October 31, 2003, $13.9 million remained available under the Company's common stock repurchase program.

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

      The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability. The net interest spread for the first quarters of fiscal 2004 and 2003 follow:

      =====================================================================
      Three Months Ended October 31,                  2003             2002
      =====================================================================
      Net yield of finance receivables                 8.5%             9.6%
      Weighted average cost of borrowed funds          3.3              4.5
      ---------------------------------------------------------------------
               Net interest spread                     5.2%             5.1%
      =====================================================================

      The net yield on finance receivables continued to decline since new receivables were originated at lower rates than finance receivables collected. In the first quarter of fiscal 2004, the decline in yield was exceeded by the decline in the Company's weighted average cost of funds primarily due to $112.0 million of fixed rate term notes swapped to significantly lower floating rates and the repayment of $200.0 million of matured term notes with high fixed interest rates. The yield on finance receivables should continue to decline, but the cost of funds is not expected to decline further.

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

      In August 2003, the Company entered into an interest rate swap agreement, with a notional amount of $24.5 million, as a fair value hedge of its 4.37% $24.5 million five-year fixed rate term notes issued in April 2003. Under the terms of the swap, the Company receives a fixed rate equal to the rate of the hedged note and pays a floating rate (1.90% at October 31, 2003) indexed to six-month LIBOR on the notional amount. The swap expires on the notes' maturity date. The swap effectively converted the fixed rate notes to a floating rate. At October 31, 2003, the total amount of fixed rate term notes swapped to floating rates was $112.0 million.

      At October 31, 2003, $1.333 billion (95%) of finance receivables were fixed rate and $72.8 million (5%) were indexed to the prime rate. Finance receivables provide for monthly payments for periods of two to five years. The Company experiences some prepayments that accelerate the scheduled maturities of finance receivables. At October 31, 2003, $484.0 million of fixed rate finance receivables are scheduled to mature within one year and the weighted average remaining maturity of fixed rate finance receivables is approximately two years.

      At October 31, 2003, fixed rate term debt (as swapped) of $277.5 million and stockholders' equity of $326.2 million totaled $603.7 million. Since fixed rate finance receivables exceeds this amount significantly, the net interest spread would be affected by fluctuations in market interest rates. The Company does not match the maturities of its debt to its finance receivables.

      Management periodically calculates the effect on net earnings of a hypothetical, immediate 100 basis point (1.0%) increase in market interest rates. At October 31, 2003, such a hypothetical adverse change in rates would reduce quarterly net earnings by approximately $650,000. Actual future changes in market interest rates may differ materially and their effect on net earnings may also differ materially due to changes in finance receivable and debt repricing structures. In addition, any other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

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

Item 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and each has concluded that such disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal controls. There were no changes in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:                                                  Page No.

Exhibit No.   Description of Exhibit
-----------   ----------------------

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

10.21    (b)  Form of Commercial Paper Dealer Agreement of Credit

10.22    (b)  Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor

10.25    (e)  Amended and Restated 1998 Stock Option/Restricted Stock Plan of
              the Registrant

10.26    (g)  Deferred Compensation Agreement dated March 7, 2000 between the
              Registrant and Clarence Y. Palitz, Jr.

10.27    (h)  2001 Management Incentive Plan for the Chief Executive
              Officer("CEO") of the Registrant

10.28    (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and its CEO

10.29    (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and certain senior officers

10.30    (i)  Form of Restricted Stock Agreement dated March 1, 2002 between the
              Registrant and its CEO

10.31    (i)  Form of Restricted Stock Agreement dated March 1, 2002 between the
              Registrant and certain senior officers

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

  (h)    Form 10-Q for the quarter ended April 30, 2001.

  (i)    Form 10-Q for the quarter ended April 30, 2002.

  (j)    Form 10-K for the fiscal year ended July 31, 2002.

  (k)    Form 10-Q for the quarter ended January 31, 2003.

  *      Filed herewith.

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K dated September 30, 2003 reporting, under Item 12, the announcement of earnings for the fiscal year ended July 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FINANCIAL FEDERAL CORPORATION
                                           (Registrant)


                                           By: /s/ Steven F. Groth
                                               ---------------------------------
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


                                           By: /s/ David H. Hamm
                                               ---------------------------------
                                               Vice President and Controller
                                               (Principal Accounting Officer)

December 8, 2003
----------------
(Date)