Form 10-Q
period 2004-01-31
FINANCIAL FEDERAL CORP
filed 2004-03-10
CIK 854711

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No | |

At March 1, 2004, 18,706,764 shares of Registrant's common stock, $.50 par value, were outstanding.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2004

                                TABLE OF CONTENTS


Part I - Financial Information                                                                            Page No.
-----------------------------------------------------------------------------------------------           --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets at January 31, 2004 (unaudited) and July 31, 2003 (audited)             3

         Consolidated Statements of Stockholders' Equity for the six months ended January 31,
              2004 and 2003 (unaudited)                                                                      4

         Consolidated Income Statements for the three and six months ended January 31, 2004 and
              2003 (unaudited)                                                                               5

         Consolidated Statements of Cash Flows for the six months ended January 31, 2004 and
              2003 (unaudited)                                                                               6

         Notes to Consolidated Financial Statements (unaudited)                                              7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              10-17

Item 4.  Controls and Procedures                                                                            17


Part II - Other Information
-----------------------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                                                17

Item 6.  Exhibits and Reports on Form 8-K                                                                   17-18

Signatures                                                                                                  19

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

========================================================================================================================
                                                                                    January 31, 2004*      July 31, 2003
========================================================================================================================
ASSETS
Finance receivables                                                                        $1,407,834         $1,415,489
Allowance for credit losses                                                                   (23,471)           (23,754)
------------------------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                              1,384,363          1,391,735
Cash                                                                                            6,343              8,015
Other assets                                                                                   14,591             26,332
------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                     $1,405,297         $1,426,082
========================================================================================================================

LIABILITIES
Debt:
     Long-term ($6,790 at January 31, 2004 and $9,080 at July 31, 2003 due to
        related parties)                                                                   $  718,545         $  775,023
     Short-term                                                                               291,240            267,253
Accrued interest, taxes and other liabilities                                                  59,793             67,410
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                      1,069,578          1,109,686
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                                             -                  -
Common stock - $.50 par value, authorized 100,000 shares, shares issued and outstanding (net of 149 treasury shares): 18,677 at January 31, 2004 and
     18,483 at July 31, 2003                                                                    9,339              9,242
Additional paid-in capital                                                                    111,947            105,464
Retained earnings                                                                             214,433            201,690
------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                               335,719            316,396
------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,405,297         $1,426,082
========================================================================================================================

*     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                          Common Stock - $.50 Par Value
                                             ------------------------------------------
                                                                             Additional        Retained
                                             Shares       Par Value     Paid-in Capital        Earnings
=======================================================================================================
BALANCE AT JULY 31, 2002                     17,372       $   8,686           $  67,595       $ 172,288
     Conversion of subordinated debt          1,159             580              34,437               -
     Employee stock plans:
        Shares issued                            71              35                 923               -
        Compensation recognized                   -               -               1,373               -
        Tax benefits                              -               -                 311               -
     Net earnings                                 -               -                   -          16,593
-------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2003                  18,602          $9,301            $104,639        $188,881
=======================================================================================================

=======================================================================================================
                                                          Common Stock - $.50 Par Value
                                             ------------------------------------------
                                                                             Additional        Retained
                                             Shares       Par Value     Paid-in Capital        Earnings
=======================================================================================================
BALANCE AT JULY 31, 2003                     18,483       $   9,242           $ 105,464       $ 201,690
     Repurchases of common stock               (142)            (71)             (2,568)         (2,200)
     Employee stock plans:
        Shares issued                           336             168               6,326               -
        Compensation recognized                   -               -               1,192               -
        Tax benefits                              -               -               1,533               -
     Net earnings                                 -               -                   -          14,943
-------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2004                  18,677          $9,339            $111,947        $214,433
=======================================================================================================

      *     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

=======================================================================================================
                                                         Three Months Ended            Six Months Ended
                                                                January 31,                 January 31,
                                                      -------------------------------------------------
                                                         2004          2003          2004          2003
=======================================================================================================
Finance income                                        $29,579       $33,278       $59,811       $68,249
Interest expense                                        8,587        11,352        17,240        23,730
-------------------------------------------------------------------------------------------------------
     Net finance income before provision for credit
        losses on finance receivables                  20,992        21,926        42,571        44,519

Provision for credit losses on finance receivables      2,350         2,300         5,900         3,850
-------------------------------------------------------------------------------------------------------
     Net finance income                                18,642        19,626        36,671        40,669

Salaries and other expenses                             5,840         5,926        12,128        11,482
Loss on redemption of convertible debt                      -             -             -         1,737
-------------------------------------------------------------------------------------------------------
     Earnings before income taxes                      12,802        13,700        24,543        27,450

Provision for income taxes                              5,011         5,380         9,600        10,857
-------------------------------------------------------------------------------------------------------
          NET EARNINGS                               $  7,791      $  8,320       $14,943       $16,593
=======================================================================================================

EARNINGS PER COMMON SHARE:
          Diluted                                    $   0.42      $   0.46       $   0.81      $  0.90
=======================================================================================================
          Basic                                      $   0.43      $   0.46       $   0.82      $  0.93
=======================================================================================================

      *     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

=======================================================================================================
Six Months Ended January 31,                                                       2004            2003
=======================================================================================================
Cash flows from operating activities:
     Net earnings                                                             $  14,943       $  16,593
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for credit losses on finance receivables                        5,900           3,850
        Depreciation and amortization                                             8,496           8,645
        Loss on redemption of convertible debt                                        -           1,737
        Decrease (increase) in other assets                                      11,513          (1,053)
        Decrease in accrued interest, taxes and other liabilities                (5,260)        (15,038)
        Tax benefits from stock plans                                             1,533             311
-------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                    37,125          15,045
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables originated                                            (349,159)       (338,702)
     Finance receivables collected                                              343,556         339,887
-------------------------------------------------------------------------------------------------------
                    Net cash (used in) provided by investing activities          (5,603)          1,185
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Commercial paper, net decrease                                             (16,963)        (67,515)
     Bank borrowings, net (decrease) increase                                    (5,885)         10,530
     Proceeds from asset securitization financing                                     -         100,000
     Proceeds from term notes issued                                              5,000         100,000
     Repayments of term notes                                                   (17,000)       (100,000)
     Redemptions of subordinated debt                                                 -         (59,598)
     Proceeds from stock option exercises                                         2,554             958
     Repurchases of common stock                                                   (900)              -
-------------------------------------------------------------------------------------------------------
                    Net cash used in financing activities                       (33,194)        (15,625)
-------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE CASH                                                     (1,672)            605
Cash - beginning of period                                                        8,015           7,092
-------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                          $   6,343       $   7,697
=======================================================================================================

Supplemental disclosures of cash flow information:
     Interest paid                                                            $  18,380       $  26,143
=======================================================================================================
     Income taxes paid                                                        $  18,263       $  12,802
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

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     In the opinion of management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at January 31, 2004 and the results of operations and cash flows of the Company for the three and six month periods ended January 31, 2004 and 2003. These condensed consolidated financial statements and note disclosures should be read in conjunction with the consolidated financial statements and note disclosures in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003. The consolidated results of operations for the three and six months ended January 31, 2004 may not be indicative of the full year results.

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

Stock-Based Compensation
     The Company continues to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for stock options. Under APB No. 25, the Company does not record compensation expense for its stock options. If the Company applied the expense recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded for stock options based on their fair value computed with an option-pricing model. The effect on net earnings and earnings per share had the Company recorded compensation expense under SFAS No. 123 follows:

     ==============================================================================
                                             Three months ended    Six months ended
                                                    January 31,         January 31,
                                             --------------------------------------
                                                 2004      2003      2004      2003
     ==============================================================================
     Net earnings, as reported                 $7,791    $8,320   $14,943   $16,593
     Add: Compensation expense recorded for
          restricted stock awards (after-tax)     364       406       729       841
     Deduct:  Total stock-based compensation
          expense determined under SFAS No.
          123 for all awards (after-tax)         (761)     (776)   (1,540)   (1,638)
     ------------------------------------------------------------------------------
          Pro forma net earnings               $7,394    $7,950   $14,132   $15,796
     ==============================================================================
     Diluted earnings per common share:
          As reported                           $0.42     $0.46     $0.81     $0.90
          Pro forma                              0.40      0.44      0.76      0.86
     ==============================================================================
     Basic earnings per common share:
          As reported                           $0.43     $0.46     $0.82     $0.93
          Pro forma                              0.41      0.44      0.78      0.88
     ==============================================================================

New Accounting Standards
     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities-- an interpretation of ARB No. 51." FIN No. 46R replaced FIN No. 46 issued In January 2003. FIN No. 46R requires certain variable interest entities to be consolidated by the primary beneficiary (the entity at risk for a majority of the expected losses or receiving a majority of the expected residual returns of the variable interest entity). The Company adopted FIN No. 46R on January 31, 2004. Prior to the adoption of FIN No. 46R, the Company consolidated fully one variable interest entity (a special purpose entity that it established for its asset securitization facility). The consolidation of this entity was not affected by the adoption of FIN No. 46R. The adoption of FIN No. 46R did not have a material impact on the Company's results of operations or financial position.

Use of Estimates
     The consolidated financial statements and the notes thereto were prepared in accordance with accounting principles generally accepted in the United States of America that require significant estimates and assumptions to be made by management affecting the amounts reported therein. Actual results could differ significantly from those estimates.


NOTE 2 - FINANCE RECEIVABLES

     Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and investments in direct financing leases as follows:

     ==========================================================================
                                             January 31, 2004     July 31, 2003
     ==========================================================================
     Loans:
        Fixed rate                                 $1,110,982        $1,073,158
        Floating rate                                  70,762            85,532
     --------------------------------------------------------------------------
           Total loans                              1,181,744         1,158,690
     Direct financing leases *                        226,090           256,799
     --------------------------------------------------------------------------
          Finance receivables                      $1,407,834        $1,415,489
     ==========================================================================

     * includes residual values of $46,044 at January 31, 2004 and $48,813 at July 31, 2003.

     Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment, included in other assets), as follows:

     ==========================================================================
                                             January 31, 2004     July 31, 2003
     ==========================================================================
     Finance receivables classified as
        non-accrual                                   $35,672           $42,910
     Assets received to satisfy finance
        receivables                                     7,914            19,666
     --------------------------------------------------------------------------
          Non-performing assets                       $43,586           $62,576
     ==========================================================================


     The activity of the allowance for credit losses follows:

     ==============================================================================
                                             Three months ended    Six months ended
                                                    January 31,         January 31,
                                             --------------------------------------
                                                 2004      2003      2004      2003
     ==============================================================================
     Beginning balance                        $23,592   $24,227   $23,754   $24,171
        Provision                               2,350     2,300     5,900     3,850
        Write-downs                            (3,060)   (2,953)   (7,051)   (5,143)
        Recoveries                                589       168       868       864
     ------------------------------------------------------------------------------
     Ending balance                           $23,471   $23,742   $23,471   $23,742
     ==============================================================================
     Percentage of finance receivables           1.67%     1.68%     1.67%     1.68%
     ==============================================================================
     Net charge-offs *                        $ 2,471   $ 2,785   $ 6,183   $ 4,279
     ==============================================================================
     Loss ratio **                               0.70%     0.78%     0.88%     0.60%
     ==============================================================================

     *  write-downs less recoveries
     ** net charge-offs over average finance receivables, annualized

     The allowance for credit losses included $850 at January 31, 2004 and $750 at July 31, 2003 specifically allocated to $5,201 and $6,222, respectively, of impaired receivables.

     The Company also provides commitments to extend credit. These commitments contain off-balance sheet risk. The Company uses the same credit policies and procedures in making these commitments as it does for finance receivables, since the credit risks are substantially the same. The unused portion of these commitments was $8,715 at January 31, 2004 and $8,624 at July 31, 2003.

NOTE 3 - DEBT

     Debt is summarized as follows:

     ==========================================================================
                                             January 31, 2004     July 31, 2003
     ==========================================================================
     Fixed rate term notes (as swapped)
        due 2004 - 2008                            $  277,500       $   319,000
     Floating rate term notes due 2004 - 2010         307,500           278,000
     --------------------------------------------------------------------------
        Total term notes                              585,000           597,000
     Asset securitization financings                  325,000           325,000
     Commercial paper                                  94,596           111,561
     Bank borrowings                                    5,560            11,445
     --------------------------------------------------------------------------
            Total principal amount                  1,010,156         1,045,006
     Fair value adjustment of hedged debt                (371)           (2,730)
     --------------------------------------------------------------------------
          Total debt                               $1,009,785        $1,042,276
     ==========================================================================

Asset Securitization Financings
     The asset securitization facility provides for committed revolving financing for a one year term that, if not renewed prior to the current expiration date of March 27, 2004, can be converted into term debt at the Company's option. Finance receivables include $392,742 and $432,328 of securitized receivables at January 31, 2004 and July 31, 2003, respectively.
At January 31, 2004, the Company could securitize an additional $163,258 of finance receivables. The amount that the Company can borrow under the facility is limited to 94% of securitized receivables.

Bank Borrowings
     At January 31, 2004, the Company had $330,000 of committed unsecured revolving credit facilities with nine banks expiring as follows: $190,000 within one year and $140,000 on various dates from January 2006 through January 2007.

Other
     The debt agreements of the Company's major operating subsidiary contain certain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was indirectly limited to $151,500 at January 31, 2004.

     Long-term debt comprised the following:

     ==========================================================================
                                             January 31, 2004     July 31, 2003
     ==========================================================================
     Term notes                                      $484,628          $502,270
     Asset securitization financings                  133,760           149,747
     Commercial paper and bank borrowings
        supported by bank credit facilities
        expiring after January 31, 2005 and
        July 31, 2004, respectively                   100,157           123,006
     --------------------------------------------------------------------------
          Total long-term debt                       $718,545          $775,023
     ==========================================================================


NOTE 4 - DERIVATIVES

     In August 2003, the Company entered into an interest rate swap agreement with a notional amount of $24,500 and designated it as a fair value hedge of its 4.37% fixed rate term notes issued in April 2003. The total notional amount of interest rate swaps designated as fair value hedges was $112,000 at January 31, 2004 and $87,500 at July 31, 2003. Under the terms of the swaps, the Company receives fixed rates equal to the rates of the respective hedged notes and pays floating rates indexed to six-month LIBOR on the notional amount. The swaps expire on the respective notes' maturity dates. The fair value of the swaps was a $317 liability at January 31, 2004 and a $2,730 liability at July 31, 2003.

NOTE 5 - EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

     ==============================================================================
                                             Three months ended    Six months ended
                                                    January 31,         January 31,
                                             --------------------------------------
                                                 2004      2003      2004      2003
     ==============================================================================
     Net earnings (used for basic EPS)         $7,791    $8,320   $14,943   $16,593
     Effect of convertible securities               -         -         -       115
     ------------------------------------------------------------------------------
     Adjusted net earnings (used for
        diluted EPS)                           $7,791    $8,320   $14,943   $16,708
     ==============================================================================
     Weighted average common shares
        outstanding (used for basic EPS)       18,240    17,990    18,179    17,875
     Effect of dilutive securities:
        Stock options                             244       229       275       356
        Restricted stock                          106        27        95        51
        Convertible notes                           -         -         -       247
     ------------------------------------------------------------------------------
     Adjusted weighted average common
        shares and assumed conversions
        (used for diluted EPS)                 18,590    18,246    18,549    18,529
     ==============================================================================
     Net earnings per common share:
          Diluted                               $0.42     $0.46     $0.81     $0.90
     ==============================================================================
          Basic                                 $0.43     $0.46     $0.82     $0.93
     ==============================================================================


NOTE 6 - STOCKHOLDERS' EQUITY

     In October 2003, the Company received 135,000 shares of its common stock (at the market price of $34.15 per share) in exchange for its CEO's exercise of 200,000 stock options and related minimum income taxes pursuant to the terms of the October 1998 stock option agreement. The Company also received 7,000 shares at $34.15 for other senior officers' exercise of 12,000 stock options and related taxes. These shares were retired. At January 31, 2004, $13,885 remained available under the Company's common stock repurchase program.


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

     Impaired finance receivables are recorded at their current estimated net realizable value (if less than their carrying amount). Assets received to satisfy receivables are recorded at their current estimated fair value less selling costs (if less than their carrying amount). Management estimates these amounts based on expected cash flows and the prevailing market value and condition of the collateral. Adverse changes in expected cash flows and market value and condition of the collateral would cause the Company to incur additional write-downs.

     The Company records residual values on its direct financing leases at the lowest of (i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) the estimated fair value of the equipment at the end of the lease. The Company may not be able to realize the full amount of the estimated residual value recorded due to subsequent adverse changes in equipment values. This would cause the Company to incur a write-down.


RESULTS OF OPERATIONS

Comparison of three months ended January 31, 2004 to three months ended January 31, 2003

     Net earnings decreased by 6% to $7.8 million in the second quarter of fiscal 2004 from $8.3 million in the second quarter of fiscal 2003 due to the effects of continued low market interest rates. Other less significant changes; increased costs of being a public company (includes insurance, internal and external audit costs, legal fees and Sarbanes-Oxley compliance costs), lower salary expense and the effects of fewer non-performing assets, offset.

     Finance income decreased by 11% to $29.6 million in the second quarter of fiscal 2004 from $33.3 million in the second quarter of fiscal 2003. The decrease resulted from the lower net yield of finance receivables from continued low market interest rates and, to a lesser extent, the 2% ($25 million) decrease in average finance receivables outstanding ($1.410 billion in the second quarter of fiscal 2004 compared to $1.435 billion in the second quarter of fiscal 2003).

     Interest expense, incurred on borrowings used to fund finance receivables, decreased by 25% to $8.6 million in the second quarter of fiscal 2004 from $11.4 million in the second quarter of fiscal 2003. The decrease resulted from lower average market interest rates and, to a lesser extent, $112.0 million of fixed rate term notes swapped to significantly lower floating rates and the 5% ($58 million) decrease in average debt outstanding (primarily fixed rate).

     Net finance income before provision for credit losses on finance receivables decreased by 4% to $21.0 million in the second quarter of fiscal 2004 from $21.9 million in the second quarter of fiscal 2003. Net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables outstanding ("net interest margin") decreased to 5.9% in the second quarter of fiscal 2004 from 6.1% in the second quarter of fiscal 2003. The decrease resulted from the effects of continued low market interest rates. These factors were partially offset by the effect of the decrease in the Company's leverage from 3.5 at January 31, 2003 to 3.0 at January 31, 2004.

     The provision for credit losses on finance receivables increased to $2.4 million in the second quarter of fiscal 2004 from $2.3 million in the second quarter of fiscal 2003. The provision for credit losses is determined by the amount required to increase the allowance for credit losses to a level considered appropriate by management. Net charge-offs (write-downs of finance receivables less recoveries) decreased to $2.5 million in the second quarter of fiscal 2004 from $2.8 million in the second quarter of fiscal 2003. Net charge-offs, expressed as an annualized percentage of average finance receivables outstanding ("loss ratio"), decreased to 0.70% in the second quarter of fiscal 2004 from 0.78% in the second quarter of fiscal 2003. Net charge-offs decreased due to fewer non-performing assets.

     Salaries and other expenses decreased by 2% to $5.8 million in the second quarter of fiscal 2004 from $5.9 million in the second quarter of fiscal 2003. The decrease resulted from (i) lower salary expense due to the effect of work force reductions exceeding salary increases and (ii) the effects of fewer non-performing assets. These factors were partially offset by increased costs of being a public company. Salaries and other expenses expressed as an annualized percentage of average finance receivables outstanding ("expense ratio") was 1.6% in the second quarter of fiscal 2004 and fiscal 2003.

     Diluted earnings per share decreased by 9% to $0.42 in the second quarter of fiscal 2004 from $0.46 in the second quarter of fiscal 2003, and basic earnings per share decreased by 7% to $0.43 in the second quarter of fiscal 2004 from $0.46 in the second quarter of fiscal 2003. The percentage decrease in diluted earnings per share was higher than the percentage decrease in net earnings due to stock option exercises and the 22% increase in the average price of the Company's common stock in the second quarter of fiscal 2004 from the second quarter of fiscal 2003.

Comparison of six months ended January 31, 2004 to six months ended January 31, 2003

     Net earnings decreased by 10% to $14.9 million in the first half of fiscal 2004 from $16.6 million in the first half of fiscal 2003. Excluding a non-recurring $1.7 million convertible debt redemption loss in the first half of fiscal 2003 ($1.1 million after-tax), net earnings decreased by 16%. The decrease was due to (i) a higher provision for credit losses on finance receivables, increased costs and reduced finance income resulting from a higher level of non-performing assets (primarily in the first quarter), (ii) the effects of continued low market interest rates and (iii) increased costs of being a public company. These factors were partially offset by lower salary expense.

     Finance income decreased by 12% to $59.8 million in the first half of fiscal 2004 from $68.2 million in the first half of fiscal 2003. The decrease resulted from the lower net yield of finance receivables from continued low market interest rates and, to a lesser extent, the 2% ($26 million) decrease in average finance receivables outstanding ($1.412 billion in the first half of fiscal 2004 compared to $1.437 billion in the first half of fiscal 2003) and a higher level of non-accrual finance receivables.

     Interest expense decreased by 27% to $17.2 million in the first half of fiscal 2004 from $23.7 million in the first half of fiscal 2003. The decrease resulted from lower average market interest rates and, to a lesser extent, the 6% ($60 million) decrease in average debt outstanding (primarily fixed rate) and $112.0 million of fixed rate term notes swapped to significantly lower floating rates.

     Net finance income before provision for credit losses on finance receivables decreased by 4% to $42.6 million in the first half of fiscal 2004 from $44.5 million in the first half of fiscal 2003. Net interest margin decreased to 6.0% in the first half of fiscal 2004 from 6.1% in the first half of fiscal 2003. The decrease resulted from the effects of continued low market interest rates and a higher level of non-accrual finance receivables. These factors were partially offset by the effect of the decrease in the Company's leverage.

     The provision for credit losses on finance receivables increased to $5.9 million in the first half of fiscal 2004 from $3.9 million in the first half of fiscal 2003 due to increased net charge-offs of $6.2 million from $4.3 million. The loss ratio increased to 0.88% in the first half of fiscal 2004 from 0.60% in the first half of fiscal 2003. Net charge-offs increased due a higher level of non-performing assets, lower equipment values and a weaker resale market in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

     Salaries and other expenses increased by 5% to $12.1 million in the first half of fiscal 2004 from $11.5 million in the first half of fiscal 2003. The increase resulted from increased costs of being a public company and, to a lesser extent, increased costs associated with a higher level of non-performing assets These factors were partially offset by lower salary expense due to the effect of work force reductions exceeding salary increases. The expense ratio increased to 1.7% in the first half of fiscal 2004 from 1.6% in the first half of fiscal 2003 resulting from the increase in expenses.

     Diluted earnings per share decreased by 10% to $0.81 in the first half of fiscal 2004 from $0.90 in the first half of fiscal 2003, and basic earnings per share decreased by 12% to $0.82 in the first half of fiscal 2004 from $0.93 in the first half of fiscal 2003. The percentage decrease in basic earnings per share was higher than the percentage decrease in net earnings due to the issuance of 1.16 million shares of common stock in August 2002 from the conversion of $35.0 million of debt. Diluted and basic earnings per share for the first half of fiscal 2003 excluding the after-tax loss on redemption of convertible debt were $0.96 and $0.99, respectively.

     The amounts of net earnings and diluted and basic earnings per share excluding the fiscal 2003 $1.1 million after-tax convertible debt redemption loss are non-GAAP financial measures. Management believes these amounts are useful to investors in comparing the Company's fiscal 2004 and fiscal 2003 operating results. This non-recurring loss resulted from the Company's redemption of its 4.5% convertible subordinated notes. The notes were redeemed to eliminate their dilutive effect.


RECEIVABLE PORTFOLIO AND ASSET QUALITY

     Finance receivables outstanding decreased by less than 1% ($7.7 million) to $1.408 billion at January 31, 2004 from $1.415 billion at July 31, 2003. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and investments in direct financing leases. At January 31, 2004, loans were 84% ($1.182 billion) of finance receivables and leases were 16% ($226.1 million) of finance receivables.

     Finance receivables originated in the first half of fiscal 2004 and 2003 were $349 million and $339 million, respectively. Finance receivables collected in the first half of fiscal 2004 and 2003 were $344 million and $340 million, respectively. Originations increased due to a modest improvement in domestic commercial loan demand.

     The Company's underwriting policies and procedures require obtaining a first lien on equipment financed or ownership of equipment leased. The equipment financed/leased by the Company generally possesses certain characteristics that can mitigate losses. The equipment collateral typically has an economic life exceeding the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. The Company does not finance/lease aircraft and railcars, computer related equipment, fixtures and telecommunications equipment or equipment located outside the United States.

     The allowance for credit losses was $23.5 million at January 31, 2004 and $23.8 million at July 31, 2003. The allowance level was 1.67% of finance receivables at January 31, 2004 and 1.68% at July 31, 2003. Management periodically reviews the allowance to determine that its level is appropriate. The allowance level may continue to decline as the Company's asset quality statistics continue to improve. The purpose of the allowance is to provide for any losses inherent in the Company finance receivables at the balance sheet date.

     Net charge-offs of finance receivables (write-downs less recoveries) decreased to $6.2 million in the first half of fiscal 2004 from $8.1 million in the second half of fiscal 2003 (the prior six month period) and the loss ratio decreased to 0.88% from 1.14%. Net charge-offs decreased to $2.5 million in the second quarter of fiscal 2004 from $3.7 million in the first quarter of fiscal 2004 and the loss ratio decreased to 0.70% from 1.05%. Net charge-offs have been decreasing due to fewer non-performing assets and improving economic conditions.

     Non-performing assets comprise non-accrual finance receivables and repossessed equipment as follows ($ in millions):

     ==========================================================================
                                             January 31, 2004     July 31, 2003
     ==========================================================================
     Non-accrual finance receivables                    $35.7             $42.9
     Repossessed equipment                                7.9              19.7
          Total non-performing assets                   $43.6             $62.6
     --------------------------------------------------------------------------
     Percentage of total finance receivables              3.1%              4.4%
     ==========================================================================

     Delinquent finance receivables (transactions with a contractual payment 60 or more days past due) were $20.9 million (1.5% of total finance receivables) at January 31, 2004 compared to $22.2 million (1.6% of total finance receivables) at July 31, 2003. Over half of the Company's non-accrual finance receivables at January 31, 2004 were not delinquent.

     The Company's asset quality statistics for the first half of fiscal 2004 reflect improving conditions in the economy and the industries financed by the Company. Continued improvement could result in lower levels of net charge-offs and non-performing assets. Lower levels of net charge-offs and non-performing assets would have a positive effect on earnings through decreases in the provision for credit losses and operating expenses and by increasing finance income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and growth depend upon the continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay maturing debt. The Company may obtain funds from many sources, including operating cash flow, private and public issuances of fixed and floating rate term debt, conduit and term securitizations of finance receivables, borrowings under committed unsecured revolving credit facilities, commercial paper and sales of common and preferred equity. Management believes that the Company's sources of liquidity are well diversified. The Company is not dependent on any single funding source or on any single credit provider. Management believes, but cannot assure, that sufficient liquidity is available to the Company to support its future operations and growth.

     The term notes and commercial paper of the Company's major operating subsidiary are rated "BBB" and "F2," respectively, by Fitch, Inc. (a Nationally Recognized Statistical Ratings Organization) with a positive outlook. All of the Company's term notes and a majority of its commercial paper were issued by the subsidiary. The Company's access to capital markets at competitive rates is partly dependent on these investment grade credit ratings.

     The debt agreements of the subsidiary contain certain restrictive covenants including limitations on indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause. Based on the minimum net worth requirements of these agreements, the amount of equity that the Company could distribute was indirectly limited to $151.5 million at January 31, 2004.

     Total debt decreased by 3% ($32.4 million) to $1.010 billion at January 31, 2004 from $1.042 billion at July 31, 2003 and stockholders' equity increased by 6% ($19.3 million) to $335.7 million at January 31, 2004 from $316.4 million at July 31, 2003. As a result, leverage (debt-to-equity ratio) decreased to 3.0 at January 31, 2004 from 3.3 at July 31, 2003.

     Debt comprised the following ($ in millions):

     ===========================================================================================
                                                     January 31, 2004              July 31, 2003
                                                  ----------------------------------------------
                                                    Amount    Percent           Amount   Percent
     ===========================================================================================
     Term notes                                   $  585.0         58%        $  597.0        57%
     Asset securitization financings                 325.0         32            325.0        31
     Commercial paper                                 94.6          9            111.6        11
     Borrowings under bank credit facilities           5.6          1             11.4         1
     -------------------------------------------------------------------------------------------
          Total principal amount                   1,010.2        100%         1,045.0       100%
     Fair value adjustment of hedged debt             (0.4)                       (2.7)
     -------------------------------------------------------------------------------------------
          Total debt                              $1,009.8                    $1,042.3
     ===========================================================================================

Term Notes
     In August 2003, the Company repaid $17.0 million of 8.89% fixed rate unsecured term notes at maturity and in September 2003, the Company issued a $5.0 million floating rate unsecured term note to a bank maturing in December 2004.

     At January 31, 2004, the $585.0 million of term notes outstanding comprised $540.0 million of private placements and medium term notes issued to insurance companies and $45.0 million of bank term loans.

Asset Securitization Financings
     Borrowings under the securitization facility are limited to a minimum level of securitized receivables. If borrowings exceed the minimum level, the Company must either repay the excess or securitize more receivables. The Company can securitize more receivables during the term of the facility. The facility expires March 27, 2004. The Company currently intends to renew the facility for another year. Upon the expiration of the facility, the Company must either repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly in amounts equal to collections of securitized receivables. Currently, the Company would exercise the conversion option if the facility was not renewed. Based on the contractual payments of the $392.7 million of securitized receivables at January 31, 2004, the term debt would be fully repaid by February 2006.

     The unsecured senior debt agreements of the Company's major operating subsidiary limit the amount of finance receivables that the subsidiary can securitize to 40% of its finance receivables outstanding, approximately $556.0 million at January 31, 2004. Therefore, the Company could securitize an additional $163.3 million of finance receivables at January 31, 2004. The amount that the Company can borrow under the securitization facility is limited to 94% of securitized receivables.

Commercial Paper
     The Company issues commercial paper directly and through a $350.0 million program rated "F2" by Fitch. The Company's commercial paper is unsecured and matures within 270 days. The Company has not obtained commitments from any purchaser of its commercial paper for additional or future purchases.
Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company is required (as a condition of its credit rating) to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding. Therefore, at January 31, 2004, the combined amount of commercial paper and bank borrowings was limited to $330.0 million.

Bank Credit Facilities
     At January 31, 2004, the Company had $330.0 million of committed unsecured revolving credit facilities from nine banks (a $55.0 million decrease from July 31, 2003). This includes $185.0 million of facilities with original terms ranging from two to five years and $145.0 million of facilities with an original term of one year.

     These facilities provide the Company with a dependable, low-cost source of funds and support for its commercial paper program. The Company can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may or may not be renewed upon expiration.

Stockholders' Equity
     In fiscal 2004, the Company acquired 142,000 shares of common stock for $4.8 million (as described in Note 6 to the Consolidated Financial Statements). At January 31, 2004, $13.9 million remained available under the Company's common stock repurchase program.


MARKET INTEREST RATE RISK AND SENSITIVITY

     The Company's earnings are sensitive to fluctuations in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates and the prime rate). Changes in these rates affect the Company's finance income and interest expense. Based on the Company's current mix of fixed rate and floating rate finance receivables and debt, increases in rates would reduce earnings and decreases in rates would increase earnings because floating rate and short-term debt exceed fixed rate term debt, and fixed rate finance receivables exceed floating rate finance receivables. As a result, if market interest rates rise, the Company's borrowing costs would increase faster than the yield on its finance receivables. Conversely, if market interest rates decline, the Company's borrowing costs would decrease faster than the yield on its finance receivables. These effects would diminish over time. In addition, since the Company's interest earning assets exceed its interest bearing liabilities, eventually, lower market interest rates would reduce earnings (this is occurring currently) and higher rates would increase earnings. These broad statements do not take into account the effects of economic and other conditions that could accompany interest rate fluctuations.

     The Company's earnings are subject to the risk of rising interest rates at January 31, 2004 because of its high ratios of fixed rate receivables and floating rate debt (illustrated in the table below). This risk is mitigated by the terms and prepayment experience of the Company's receivables and the Company's low leverage. Finance receivables provide for monthly payments for terms ranging from two to five years that are accelerated by prepayments. At January 31, 2004, $480.0 million (36%) of fixed rate finance receivables are scheduled to be collected within one year and the weighted average remaining maturity of fixed rate finance receivables is less than two years. The Company does not match the maturities of its debt to its finance receivables.

     ===========================================================================================
                                                 Fixed Rate           Floating Rate
                                        -------------------------------------------
                                          Amount    Percent        Amount   Percent        Total
     ===========================================================================================
     Finance receivables                $1,334.1         95%       $ 73.7         5%    $1,407.8
     ===========================================================================================

     Debt                               $  277.1*        27%       $732.7        73%    $1,009.8
     Stockholders' equity                  335.7        100             -         -        335.7
     -------------------------------------------------------------------------------------------
               Total debt and equity    $  612.8         46%       $732.7        54%    $1,345.5
     ===========================================================================================

     * includes $65.0 million maturing in April 2004

     Management quantifies this risk by calculating the effect on net earnings of a hypothetical, immediate 100 basis point (1.0%) increase in market interest rates. At January 31, 2004, such a hypothetical adverse change in rates would reduce quarterly net earnings by approximately $600,000. Actual future changes in market interest rates may differ materially and their effect on net earnings may also differ materially due to changes in finance receivable and debt repricing structures. In addition, other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

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

     In August 2003, the Company entered into an interest rate swap agreement, with a notional amount of $24.5 million, as a fair value hedge of its 4.37% $24.5 million five-year fixed rate term notes issued in April 2003. Under the terms of the swap, the Company receives a fixed rate equal to the rate of the hedged note and pays a floating rate (1.90% at January 31, 2004) indexed to six-month LIBOR on the notional amount. The swap expires on the notes' maturity date. The swap effectively converted the fixed rate notes to a floating rate.

At January 31, 2004, the total amount of fixed rate term notes swapped to floating rates totaled $112.0 million and the weighted average receive rate (4.5%) exceeded the current weighted average pay rate (2.3%) by 220 basis points (2.2%).

     The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability. The net interest spread for the second quarter and first half of fiscal 2004 and 2003 follow:

     ==============================================================================
                                             Three months ended    Six months ended
                                                    January 31,         January 31,
                                             --------------------------------------
                                                 2004      2003      2004      2003
     ==============================================================================
     Net yield of finance receivables             8.3%      9.2%      8.4%      9.4%
     Weighted average cost of borrowed funds      3.3       4.2       3.3       4.3
     ------------------------------------------------------------------------------
          Net interest spread                     5.0%      5.0%      5.1%      5.1%
     ==============================================================================

     The net yield of finance receivables continues to decline since yields on new receivables are lower than yields on receivables collected. This is expected to continue until market interest rates begin to increase. In fiscal 2004, the decline in yield was offset by (i) the effects of $112.0 million of fixed rate notes swapped to significantly lower floating rates, (ii) $150.0 million of term notes bearing high fixed interest rates repaid at maturity during the last twelve months and (iii) the reduction of short-term borrowing costs resulting from lower market interest rates. The cost of funds is expected to decline further, but only as additional term notes bearing high fixed interest rates mature ($65.0 million of 7.05% notes mature in April
2004), until market interest rates begin to increase.


NEW ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities-- an interpretation of ARB No. 51." FIN No. 46R replaced FIN No.46 issued In January 2003. FIN No. 46R requires certain variable interest entities to be consolidated by the primary beneficiary (the entity at risk for a majority of the expected losses or receiving a majority of the expected residual returns of the variable interest entity). On January 31, 2004, the Company adopted FIN No. 46R. Prior to the adoption of FIN 46R, the Company consolidated fully one variable interest entity (a special purpose entity that it established for its asset securitization facility). The consolidation of this entity was not affected by the adoption of FIN No. 46R. The adoption of FIN No. 46R did not have a material impact on the Company's results of operations or financial position.


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


PART II


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      At the Company's Annual Meeting of Stockholders held on December 9, 2003, the following matters were voted upon:

     The following nominees were elected to the Board of Directors:

     =========================================================
                                               Number of Votes
                                     -------------------------
     Nominee                                For       Withheld
     =========================================================
     Lawrence B. Fisher              16,270,202        589,260
     William C. MacMillen, Jr.       16,714,373        145,089
     Michael C. Palitz               16,437,572        421,890
     Thomas F. Robards               16,549,468        309,994
     Paul R. Sinsheimer              16,438,552        420,910
     H. E. Timanus, Jr.              16,550,378        309,084
     =========================================================

     The appointment of KPMG LLP as the independent public accountants to audit the Company's financial statements for the fiscal year ending July 31, 2004 was ratified by a vote of 16,648,839 shares for, 187,739 shares against and 22,884 shares abstained.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

Exhibit No.    Description of Exhibit
-------------------------------------------------------------------------------
  3.1     (a)  Articles of Incorporation of the Registrant
  3.2     (a)  By-laws of the Registrant
  3.3     (a)  Form of Restated and Amended By-laws of the Registrant
  3.4     (f)  Certificate of Amendment of Articles of Incorporation dated
               December 9, 1998
  3.5     (f)  Restated By-laws of the Registrant as amended through
               December 30, 1998
  3.6     (g)  Restated By-laws of the Registrant as amended through March 7,
               2000
  4.8     (c)  Indenture dated January 14, 1998 for Financial Federal Credit
               Inc.'s ("Credit's") Rule 144A Medium Term Note Program ("MTN")
  4.12    (d)  Specimen Common Stock Certificate
  4.13    (h)  Indenture dated September 20, 2000 for Credit's $200 million MTN
10.8      (a)  Form of Commercial Paper Note issued by the Registrant
10.9      (a)  Form of Commercial Paper Note issued by Credit

10.10     (a)  Stock Option Plan of the Registrant and forms of related stock option agreements
10.21     (b)  Form of Commercial Paper Dealer Agreement of Credit
10.22     (b)  Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor
10.25     (e)  Amended and Restated 1998 Stock Option/Restricted Stock Plan of
               the Registrant
10.26     (g)  Deferred Compensation Agreement dated March 7, 2000 between the
               Registrant and Clarence Y. Palitz, Jr.
10.27     (h)  2001 Management Incentive Plan for the Chief Executive Officer
               ("CEO") of the Registrant
10.28     (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and its CEO
10.29     (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and certain senior officers
10.30     (i)  Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its CEO
10.31     (i)  Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and certain senior officers
10.32     (j)  Supplemental Retirement Benefit dated June 4, 2002 between the
               Registrant and its CEO
10.33     (k)  Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
10.34     (k)  Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
31.1       *   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2       *   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1       *   Section 1350 Certification of Chief Executive Officer
32.2       *   Section 1350 Certification of Chief Financial Officer


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


   (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated January 8, 2004 under Item 9 to avoid any appearance of selective disclosure regarding a statement made by a member of management to an analyst.

     The Company filed a report on Form 8-K dated December 4, 2003 reporting, under Item 12, the announcement of earnings for the quarter ended October 31, 2003.


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

March 10, 2004
--------------
(Date)