Form 10-Q
period 2004-04-30
FINANCIAL FEDERAL CORP
filed 2004-06-08
CIK 854711

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 2004

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

At June 1, 2004, 17,256,920 shares of Registrant's common stock, $.50 par value, were outstanding.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                      for the quarter ended April 30, 2004

                                TABLE OF CONTENTS


Part I - Financial Information                                                                            Page No.
-----------------------------------------------------------------------------------------------           --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets at April 30, 2004 (unaudited) and July 31, 2003 (audited)               3

         Consolidated Statements of Stockholders' Equity for the nine months ended April 30,
              2004 and 2003 (unaudited)                                                                      4

         Consolidated Income Statements for the three and nine months ended April 30, 2004 and
              2003 (unaudited)                                                                               5

         Consolidated Statements of Cash Flows for the nine months ended April 30, 2004 and
              2003 (unaudited)                                                                               6

         Notes to Consolidated Financial Statements (unaudited)                                              7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              11-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                         18

Item 4.  Controls and Procedures                                                                            19


Part II - Other Information
-----------------------------------------------------------------------------------------------

Item 2.  Changes in Securities                                                                              19

Item 6.  Exhibits and Reports on Form 8-K                                                                   19-20

Signatures                                                                                                  21

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

========================================================================================================================
                                                                                      April 30, 2004*      July 31, 2003
========================================================================================================================
ASSETS
Finance receivables                                                                        $1,433,818         $1,415,489
Allowance for credit losses                                                                   (23,620)           (23,754)
------------------------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                              1,410,198          1,391,735
Cash                                                                                            7,140              8,015
Other assets                                                                                   15,374             26,332
------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                     $1,432,712         $1,426,082
========================================================================================================================

LIABILITIES
Debt:
     Long-term ($5,854 at April 30, 2004 and $9,080 at July 31, 2003 due to
        related parties)                                                                   $  910,519         $  775,023
     Short-term                                                                               164,800            267,253
Accrued interest, taxes and other liabilities                                                  62,798             67,410
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                      1,138,117          1,109,686
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                                             -                  -
Common stock - $.50 par value, authorized 100,000 shares, shares issued and outstanding: 17,253 (net of 1,672 treasury shares) at April 30, 2004 and
     18,483 (net of 149 treasury shares)at July 31, 2003                                        8,626              9,242
Additional paid-in capital                                                                    100,844            105,464
Retained earnings                                                                             185,125            201,690
------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                               294,595            316,396
------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,432,712         $1,426,082
========================================================================================================================

*     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                          Common Stock - $.50 Par Value
                                             ------------------------------------------
                                                                             Additional        Retained
                                             Shares       Par Value     Paid-in Capital        Earnings
=======================================================================================================
BALANCE AT JULY 31, 2002                     17,372       $   8,686           $  67,595       $ 172,288
     Conversion of subordinated debt          1,159             580              34,437               -
     Repurchases of common stock                (12)             (6)               (220)              -
     Employee stock plans:
        Shares issued                           132              66               1,097               -
        Shares canceled                        (133)            (67)                 67               -
        Compensation recognized                   -               -               1,950               -
        Tax benefits                              -               -                 323               -
     Net earnings                                 -               -                   -          23,178
-------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 2003                    18,518       $   9,259           $ 105,249       $ 195,466
=======================================================================================================

=======================================================================================================
                                                          Common Stock - $.50 Par Value
                                             ------------------------------------------
                                                                             Additional        Retained
                                             Shares       Par Value     Paid-in Capital        Earnings
=======================================================================================================
BALANCE AT JULY 31, 2003                     18,483       $   9,242           $ 105,464       $ 201,690
     Repurchases of common stock             (1,665)           (833)            (15,153)        (39,544)
     Employee stock plans:
        Shares issued                           435             217               7,030               -
        Compensation recognized                   -               -               1,788               -
        Tax benefits                              -               -               1,715               -
     Net earnings                                 -               -                   -          22,979
-------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 2004                    17,253       $   8,626           $ 100,844       $ 185,125
=======================================================================================================

      *     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

=======================================================================================================
                                                         Three Months Ended           Nine Months Ended
                                                                  April 30,                   April 30,
                                                      -------------------------------------------------
                                                         2004          2003          2004          2003
=======================================================================================================
Finance income                                        $29,029       $30,692       $88,840       $98,941
Interest expense                                        8,213         9,995        25,453        33,725
-------------------------------------------------------------------------------------------------------
     Net finance income before provision for credit
        losses on finance receivables                  20,816        20,697        63,387        65,216

Provision for credit losses on finance receivables      2,050         4,050         7,950         7,900
-------------------------------------------------------------------------------------------------------
     Net finance income                                18,766        16,647        55,437        57,316

Salaries and other expenses                             5,566         5,823        17,694        17,305
Loss on redemption of convertible debt                      -             -             -         1,737
-------------------------------------------------------------------------------------------------------
     Earnings before income taxes                      13,200        10,824        37,743        38,274

Provision for income taxes                              5,164         4,239        14,764        15,096
-------------------------------------------------------------------------------------------------------
          NET EARNINGS                                $ 8,036       $ 6,585       $22,979       $23,178
=======================================================================================================

EARNINGS PER COMMON SHARE:
          Diluted                                     $  0.44       $  0.36       $  1.25       $  1.27
=======================================================================================================
          Basic                                       $  0.45       $  0.36       $  1.27       $  1.29
=======================================================================================================

      *     Unaudited

      The notes to consolidated financial statements are made a part hereof.

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

=======================================================================================================
Nine Months Ended April 30,                                                        2004            2003
=======================================================================================================
Cash flows from operating activities:
     Net earnings                                                             $  22,979       $  23,178
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for credit losses on finance receivables                        7,950           7,900
        Depreciation and amortization                                            13,064          12,787
        Loss on redemption of convertible debt                                        -           1,737
        Decrease (increase) in other assets                                      14,907          (3,159)
        Decrease in accrued interest, taxes and other liabilities                (4,511)        (15,725)
        Tax benefits from stock plans                                             1,715             323
-------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                    56,104          27,041
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables originated                                            (559,958)       (497,141)
     Finance receivables collected                                              522,695         506,958
-------------------------------------------------------------------------------------------------------
                    Net cash (used in) provided by investing activities         (37,263)          9,817
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Commercial paper, net decrease                                             (30,613)       (105,397)
     Bank borrowings, net increase (decrease)                                     4,555         (60,230)
     Proceeds from convertible debentures issued                                175,000               -
     (Repayments of) proceeds from asset securitization financings              (39,000)        100,000
     Proceeds from term notes issued                                              5,000         215,000
     Repayments of term notes                                                   (82,000)       (125,000)
     Redemptions of subordinated debt                                                 -         (59,598)
     Deferred debt issuance costs                                                (4,375)              -
     Repurchases of common stock                                                (51,591)           (226)
     Proceeds from stock option exercises                                         3,308           1,163
-------------------------------------------------------------------------------------------------------
                    Net cash used in financing activities                       (19,716)        (34,288)
-------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                                    (875)          2,570
Cash - beginning of period                                                        8,015           7,092
-------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                          $   7,140       $   9,662
=======================================================================================================

Supplemental disclosures of cash flow information:
     Interest paid                                                            $  26,142       $  33,261
=======================================================================================================
     Income taxes paid                                                        $  25,292       $  17,816
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

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     In the opinion of management of Financial Federal Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position at April 30, 2004 and the results of operations and cash flows of the Company for the three and nine month periods ended April 30, 2004 and 2003. These condensed consolidated financial statements and note disclosures should be read in conjunction with the consolidated financial statements and note disclosures in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003. The consolidated results of operations for the three and nine months ended April 30, 2004 may not be indicative of full year results.

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

Stock-Based Compensation
     The Company continues to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for stock options. Under APB No. 25, the Company does not record compensation expense for its stock options. If the Company applied the expense recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded for stock options based on their fair value computed with an option-pricing model. The effect on net earnings and earnings per share had the Company recorded compensation expense under SFAS No. 123 follows:

     ==============================================================================
                                             Three months ended   Nine months ended
                                                      April 30,           April 30,
                                             --------------------------------------
                                                 2004      2003      2004      2003
     ==============================================================================
     Net earnings, as reported                 $8,036    $6,585   $22,979   $23,178
     Add: Compensation expense recorded for
          restricted stock awards (after-tax)     364       352     1,093     1,190
     Deduct:  Total stock-based compensation
          expense determined under SFAS No.
          123 for all awards (after-tax)         (871)     (956)   (2,411)   (2,591)
     ------------------------------------------------------------------------------
             Pro forma net earnings            $7,529    $5,981   $21,661   $21,777
     ==============================================================================
     Diluted earnings per common share:
          As reported                           $0.44     $0.36     $1.25     $1.27
          Pro forma                              0.41      0.33      1.17      1.19
     ==============================================================================
     Basic earnings per common share:
          As reported                           $0.45     $0.36     $1.27     $1.29
          Pro forma                              0.42      0.33      1.20      1.21
     ==============================================================================

New Accounting Standards
     In December 2003, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." FIN No. 46R replaced FIN No. 46 issued in January 2003. FIN No. 46R requires variable interest entities to be consolidated by the primary beneficiary (the entity at risk for a majority of the expected losses or receiving a majority of the expected residual returns of the variable interest entity). The Company adopted FIN No. 46R on January 31, 2004. Prior to the adoption of FIN No. 46R, the

Company consolidated fully one variable interest entity (a special purpose entity it established for its asset securitization facility). The consolidation of this entity was not affected by the adoption of FIN No. 46R. The adoption of FIN No. 46R did not have a material impact on the Company's results of operations or financial position.

Use of Estimates
     The consolidated financial statements and the notes thereto were prepared in accordance with accounting principles generally accepted in the United States of America that require significant estimates and assumptions to be made by management affecting the amounts reported therein. Actual results could differ significantly from those estimates.


NOTE 2 - FINANCE RECEIVABLES

     Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

     ==========================================================================
                                               April 30, 2004     July 31, 2003
     ==========================================================================
     Loans:
        Fixed rate                                 $1,146,948        $1,073,158
        Floating rate                                  66,096            85,532
     --------------------------------------------------------------------------
           Total loans                              1,213,044         1,158,690
     Direct financing leases *                        220,774           256,799
     --------------------------------------------------------------------------
              Finance receivables                  $1,433,818        $1,415,489
     ==========================================================================
     * includes residual values of $44,080 at April 30, 2004 and $48,813 at July 31, 2003.

     Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment, included in other assets), as follows:

     ==========================================================================
                                               April 30, 2004     July 31, 2003
     ==========================================================================
     Finance receivables classified as
        non-accrual                                   $37,279           $42,910
     Assets received to satisfy finance
        receivables                                     4,156            19,666
     --------------------------------------------------------------------------
          Non-performing assets                       $41,435           $62,576
     ==========================================================================


     The activity of the allowance for credit losses follows:

     ==============================================================================
                                             Three months ended   Nine months ended
                                                      April 30,           April 30,
                                             --------------------------------------
                                                 2004      2003      2004      2003
     ==============================================================================
     Beginning balance                        $23,471   $23,742   $23,754   $24,171
        Provision                               2,050     4,050     7,950     7,900
        Write-downs                            (2,366)   (4,195)   (9,417)   (9,338)
        Recoveries                                465        37     1,333       901
     ------------------------------------------------------------------------------
     Ending balance                           $23,620   $23,634   $23,620   $23,634
     ==============================================================================
     Percentage of finance receivables           1.65%     1.68%     1.65%     1.68%
     ==============================================================================
     Net charge-offs *                        $ 1,901   $ 4,158   $ 8,085   $ 8,437
     ==============================================================================
     Loss ratio **                               0.54%     1.18%     0.76%     0.79%
     ==============================================================================

     *  write-downs less recoveries
     ** net charge-offs over average finance receivables, annualized

     The allowance for credit losses included $700 at April 30, 2004 and $750 at July 31, 2003 specifically allocated to $5,535 and $6,222, respectively, of impaired receivables.

     The Company also provides commitments to extend credit. These commitments contain off-balance sheet risk. The Company uses the same credit policies and procedures in providing these commitments as it does for finance receivables, since the credit risks are substantially the same. The unused portion of these commitments was $10,007 at April 30, 2004 and $8,624 at July 31, 2003.

NOTE 3 - DEBT

     Debt is summarized as follows:

     ==========================================================================
                                               April 30, 2004     July 31, 2003
     ==========================================================================
     Floating rate term notes due 2005 - 2010*     $  338,750       $   278,000
     Fixed rate term notes due 2005 - 2008*           181,250           319,000
     2.0% fixed rate convertible debentures
       due 2034                                       175,000                 -
     --------------------------------------------------------------------------
         Total term notes                             695,000           597,000
     Asset securitization financings                  286,000           325,000
     Commercial paper                                  80,947           111,561
     Bank borrowings                                   16,000            11,445
     --------------------------------------------------------------------------
           Total principal amount                   1,077,947         1,045,006
     Fair value adjustment of hedged debt              (2,628)           (2,730)
     --------------------------------------------------------------------------
             Total debt                            $1,075,319        $1,042,276
     ==========================================================================
     * $143,250 at April 30, 2004 and $87,500 at July 31, 2003 of fixed rate term notes swapped to floating rates are classified as floating rate term notes

Convertible Debentures
     In April 2004, the Company issued $175,000 of senior convertible debentures. The debentures do not contain any financial or other restrictive covenants. The senior debt of the Company's subsidiaries is effectively senior to the debentures.

     The debentures have a 2.0% fixed annual interest rate and interest is payable semi-annually. Commencing in April 2009, the Company may incur additional interest for a semi-annual interest period if the average market value of the debentures on the last five days of the prior interest period was at least 20% higher than their principal amount. Additional interest would be computed at the annual rate of 0.25% of the average market value of the debentures during the aforementioned five days.

     The debentures are convertible into 3,969,000 shares of the Company's common stock at the conversion price of $44.10 per share resulting in an initial conversion rate of 22.6778 shares per one thousand dollars of principal. The conversion price was set at 32.5% over the April 5, 2004 closing price of $33.28. The conversion rate would be adjusted if a specified corporate transaction occurs including dividend payments or stock splits. The debentures can be converted into common stock only under the following circumstances; (i) in any fiscal quarter if the closing price of the Company's common stock was at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition"), (ii) the debentures are rated "BB" or lower by Fitch Ratings, Inc. (three ratings levels lower than the initial rating), (iii) the debentures are called for redemption or (iv) a specified corporate transaction occurs. Currently, the market price condition would be met if the Company's common stock closed at a price above $57.33 for the required period. The Company's common stock closed at $31.30 on April 30, 2004. The debentures will not affect the computation of diluted earnings per share unless one of the aforementioned events allowing for conversion occurs.

     The Company can redeem the debentures for their principal amount anytime starting in April 2009 and debenture holders can require the Company to repurchase debentures for their principal amount on each five year anniversary of issuance or when a specified corporate transaction occurs. The debentures have a 30 year term. Upon conversion, the Company can deliver the value of the convertible shares in any combination of cash and/or common stock.

Asset Securitization Financings
     The Company has a $325,000 asset securitization facility that provides for committed revolving financing for a one year term. If the facility is not renewed prior to its current expiration date of April 29, 2005, the Company can convert borrowings outstanding into term debt. Finance receivables include $388,114 and $432,328 of securitized receivables at April 30, 2004 and July 31, 2003, respectively. At April 30, 2004, the Company could securitize an additional $178,021 of finance receivables. Borrowings are limited to 94% of securitized receivables.

Bank Borrowings
     At April 30, 2004, the Company had $310,000 of committed unsecured revolving credit facilities with seven banks expiring as follows: $162,500 within one year and $147,500 on various dates from February 2006 through January 2007.

Other
     The debt agreements of the Company's major operating subsidiary contain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements contain a material adverse change clause.

     Long-term debt comprised the following:

     ==========================================================================
                                               April 30, 2004     July 31, 2003
     ==========================================================================
     Term notes                                      $487,372          $502,270
     Convertible debentures                           175,000                 -
     Asset securitization financings                  151,200           149,747
     Commercial paper and bank borrowings
        supported by bank credit facilities
        expiring after April 30, 2005 and
        July 31, 2004, respectively                    96,947           123,006
     --------------------------------------------------------------------------
          Total long-term debt                       $910,519          $775,023
     ==========================================================================


NOTE 4 - DERIVATIVES

     In 2004, the Company entered into two interest rate swap agreements with a total notional amount of $55,750. The Company designated them as fair value hedges of $24,500 of 4.37% fixed rate term notes due in April 2008 and $31,250 of 6.23% fixed rate term notes due in August 2007. At April 30, 2004 and July 31, 2003, the total notional amount of interest rate swaps was $143,250 and $87,500, respectively. All of the swaps have been designated as fair value hedges of fixed rate term notes. The Company receives fixed rates equal to the rates of the respective hedged notes and pays floating rates indexed to six-month LIBOR on the swaps' notional amounts. The swaps expire on the maturity dates of the respective notes. The fair value of the swaps was a $2,628 liability at April 30, 2004 and a $2,730 liability at July 31, 2003.


NOTE 5 - STOCKHOLDERS' EQUITY

     In October 2003, the Company received 135,000 shares of its common stock (at the market price of $34.15 per share) in exchange for its CEO's exercise of 200,000 stock options and related minimum income taxes pursuant to the CEO's October 1998 stock option agreement. The Company also received 7,000 shares at $34.15 for other senior officers' exercise of 12,000 stock options and related taxes. These shares were retired.

     In March 2004, the Company received 21,000 shares of its common stock from certain officers at $33.29 per share as payment of income taxes required to be withheld by the Company on the vesting of their restricted stock. In April 2004, the Company repurchased 1,502,000 shares of its common stock at $33.28 per share for $50,000. These shares were held in treasury at April 30, 2004. At April 30, 2004, $13,195 remained available under the Company's common stock repurchase program.


NOTE 6 - STOCK PLANS

     In March 2004, the Company granted 400,000 stock options with a $33.95 exercise price to employees under its 1998 Stock Option and Restricted Stock Plan (the "1998 Plan"). The options vest evenly over four years starting in March 2006 and expire in March 2010. In April 2004, the Company awarded 65,000 shares of restricted stock to senior officers under the 1998 Plan. The shares vest annually over their eight-year life. Vesting of the shares may be accelerated and unvested shares are subject to forfeiture.

NOTE 7 - EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

     ==============================================================================
                                             Three months ended   Nine months ended
                                                      April 30,           April 30,
                                             --------------------------------------
                                                 2004      2003      2004      2003
     ==============================================================================
     Net earnings (used for basic EPS)         $8,036    $6,585   $22,979   $23,178
     Effect of convertible securities               -         -         -       115
     ------------------------------------------------------------------------------
        Adjusted net earnings (used for
          diluted EPS)                         $8,036    $6,585   $22,979   $23,293
     ==============================================================================
     Weighted average common shares
        outstanding (used for basic EPS)       17,928    18,061    18,096    17,935
     Effect of dilutive securities:
        Stock options                             248        71       266       257
        Restricted stock                           63         3        85        41
        Convertible notes                           -         -         -       166
     ------------------------------------------------------------------------------
        Adjusted weighted average common
          shares and assumed conversions
          (used for diluted EPS)               18,239    18,135    18,447    18,399
     ==============================================================================
     Net earnings per common share:
          Diluted                               $0.44     $0.36     $1.25     $1.27
     ==============================================================================
          Basic                                 $0.45     $0.36     $1.27     $1.29
     ==============================================================================

     None of the events that allow the $175,000 of convertible debentures to be converted into common stock occurred as of April 30, 2004. Therefore, the debentures did not affect the 2004 computations of diluted earnings per share. If an event occurs that allows the debentures to be converted into common stock, the computation of diluted earnings per share would be adjusted by (i) removing the after-tax interest cost of the debentures from net earnings and (ii) treating the shares issuable upon conversion of the debentures as shares outstanding. This would reduce diluted earnings per share. At April 30, 2004, the annual after-tax interest cost is approximately $2,800 and 3,969,000 shares would be issuable if conversion was allowed.


PART I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for credit losses on finance receivables, impaired finance receivables, assets received to satisfy receivables and residual values on direct financing leases. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

     The allowance for credit losses on finance receivables is management's estimate of the losses inherent in the Company's finance receivables at each balance sheet date. The allowance is based on total finance receivables, charge-off experience, non-accrual/delinquent finance receivables and management's current assessment of the risks inherent in the Company's finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties the Company may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. The allowance level may have to be changed significantly due to unexpected changes in these factors. Increases in the allowance would reduce net earnings through higher provisions for credit losses. The allowance was $23,620 and 1.65% of finance receivables at April 30, 2004.

     Impaired finance receivables are recorded at their current estimated net realizable value (if less than their carrying amount). Assets received to satisfy receivables are recorded at their current estimated fair value less selling costs (if less than their carrying amount). These estimated values are based on management's evaluation of the expected cash flows and market value/condition of the collateral/assets. Unexpected adverse changes in the expected cash flows and market value/condition of the collateral/assets would require a write-down to be recorded. This would reduce net earnings. Impaired finance receivables and assets received to satisfy receivables totaled $41.4 million and 2.9% of finance receivables at April 30, 2004.

     Residual values are recorded on direct financing leases at the lowest of (i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) management's estimate of the equipment's fair value at the end of the lease. Residual values may not be fully realized due to subsequent unexpected adverse changes in equipment values. This would result in a write-down and reduce net earnings. Residual values were $44.1 million and 3.1% of finance receivables at April 30, 2004.


SIGNIFICANT EVENTS

Issuance of Senior Convertible Debentures

     In April 2004, the Company issued $175.0 million of senior convertible debentures and used the proceeds (net of $4.4 million of issuance costs) to repay a $65.0 million 7.05% term note that matured, to repurchase $50.0 million of common stock and to increase liquidity by repaying $55.6 million of securitization and bank borrowings. The debentures also further diversified the Company's funding sources and lengthened debt maturities. The debentures are rated "BBB" by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) with a positive outlook and do not contain any financial or other restrictive covenants. The senior debt of the Company's subsidiaries is effectively senior to the debentures.

     The debentures have a 2.0% fixed annual interest rate and interest is payable semi-annually. Commencing in April 2009, the Company may incur additional interest for a semi-annual interest period if the average market value of the debentures on the last five days of the prior interest period was at least 20% higher than their principal amount. Additional interest would be computed at the annual rate of 0.25% of the average market value of the debentures during the aforementioned five days.

     The debentures are convertible into 4.0 million shares of the Company's common stock at the conversion price of $44.10 per share resulting in an initial conversion rate of 22.6778 shares per $1,000 of principal. The conversion price was set at 32.5% over the April 5, 2004 closing price of $33.28. The conversion rate would be adjusted if a specified corporate transaction occurs including dividend payments or stock splits. The debentures can be converted into common stock only under the following circumstances; (i) in any fiscal quarter if the closing price of the Company's common stock was at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition"), (ii) the debentures are rated "BB" or lower by Fitch (three ratings levels lower than the initial rating),
(iii) the debentures are called for redemption or (iv) a specified corporate transaction occurs. Currently, the market price condition would be met if the Company's common stock closed at a price above $57.33 for the required period. The Company's common stock closed at $31.30 on April 30, 2004. The debentures will not affect the computation of diluted earnings per share unless one of the aforementioned events allowing for conversion occurs.

     The Company can redeem the debentures for their principal amount anytime starting in April 2009 and debenture holders can require the Company to repurchase debentures for their principal amount on each five year anniversary of issuance or when a specified corporate transaction occurs. The debentures have a 30 year term. Upon conversion, the Company can deliver the value of the convertible shares in any combination of cash and/or common stock.


Repurchase of Common Stock

     In April 2004, the Company repurchased 1.5 million shares of its common stock with $50.0 million of the convertible debentures proceeds.
The Company paid $33.28 (the April 5, 2004 closing price) per share. The shares repurchased represented 8% of the Company's outstanding shares. The Company repurchased the shares to offset the potential dilution of the 4.0 million shares issuable from the convertible debentures. The repurchase increased leverage to 3.7 from 3.0 and is accretive to basic and diluted earnings per share. At April 30, 2004, the 1.5 million shares were held in treasury.

RESULTS OF OPERATIONS

Comparison of three months ended April 30, 2004 to three months ended April 30, 2003

     Net earnings increased by 22% to $8.0 million in the third quarter of fiscal 2004 from $6.6 million in the third quarter of fiscal 2003. The increase was due to the effects of fewer non-performing assets and, to a lesser extent, average debt decreasing when average finance receivables increased. These factors were partially offset by the effects of continued low market interest rates and, to a lesser extent, increased costs of being a public company (includes insurance, internal and external audit costs, legal fees and Sarbanes-Oxley compliance costs).

     Finance income decreased by 5% to $29.0 million in the third quarter of fiscal 2004 from $30.7 million in the third quarter of fiscal 2003. The decrease resulted from the lower net yield of finance receivables. Continued low market interest rates have reduced the net yield on finance receivables to 8.3% from 8.9% in the third quarter of fiscal 2004 and 2003, respectively. Average finance receivables increased by less than 1% ($6 million) to $1.419 billion from $1.413 billion in the third quarter of fiscal 2004 and 2003, respectively. The increase in receivables, the decrease in non-accrual receivables and the extra day in the quarter from leap-year increased finance income slightly in the third quarter of fiscal 2004.

     Interest expense, incurred on borrowings used to fund finance receivables, decreased by 18% to $8.2 million in the third quarter of fiscal 2004 from $10.0 million in the third quarter of fiscal 2003. The decrease resulted from the lower weighted average cost of funds and, to a lesser extent, the 3% ($33 million) decrease in average debt. Lower market interest rates and $143.3 million of fixed rate term notes swapped to significantly lower floating rates reduced the weighted average cost of funds to 3.3% from 3.9% in the third quarter of fiscal 2004 and 2003, respectively.

     Net finance income before provision for credit losses on finance receivables decreased by 1% to $21.0 million in the third quarter of fiscal 2004 from $20.7 million in the third quarter of fiscal 2003. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) decreased to 5.9% in the third quarter of fiscal 2004 from 6.0% in the third quarter of fiscal 2003 due to lower market interest rates.

     The provision for credit losses on finance receivables decreased to $2.1 million in the third quarter of fiscal 2004 from $4.1 million in the third quarter of fiscal 2003. The provision for credit losses is the amount required to change the allowance for credit losses to the appropriate estimated level. Net charge-offs (write-downs of finance receivables less recoveries) decreased to $1.9 million in the third quarter of fiscal 2004 from $4.2 million in the third quarter of fiscal 2003. The loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) decreased to 0.54% in the third quarter of fiscal 2004 from 1.18% in the third quarter of fiscal 2003. Net charge-offs decreased due to fewer non-performing assets and improved equipment values.

     Salaries and other expenses decreased by 4% to $5.6 million in the third quarter of fiscal 2004 from $5.8 million in the third quarter of fiscal 2003. The decrease resulted from cost savings from the reduction in non-performing assets partially offset by increased costs of being a public company. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) was 1.6% in the third quarter of fiscal 2004 and 2003.

     Diluted earnings per share increased by 22% to $0.44 in the third quarter of fiscal 2004 from $0.36 in the third quarter of fiscal 2003, and basic earnings per share increased by 25% to $0.45 in the third quarter of fiscal 2004 from $0.36 in the third quarter of fiscal 2003. The percentage increase in basic earnings per share was higher than the percentage increase in net earnings primarily due to rounding.


Comparison of nine months ended April 30, 2004 to nine months ended April
30, 2003

     Net earnings decreased by less than 1% to $23.0 million in the first nine months of fiscal 2004 from $23.2 million in the first nine months of fiscal 2003. Excluding a non-recurring $1.7 million convertible debt redemption loss in the first nine months of fiscal 2003 ($1.1 million after-tax), net earnings decreased by 6%. The decrease resulted from the effects of continued low market interest rates and, to a lesser extent, increased costs of being a public company. These factors were partially offset by the decrease in average debt significantly exceeding the decrease in average receivables, and to a lesser extent, lower salary expense and the effects of fewer non-performing assets.

     Finance income decreased by 10% to $88.8 million in the first nine months of fiscal 2004 from $98.9 million in the first nine months of fiscal 2003. The decrease resulted from the lower net yield of finance receivables and, to a lesser extent, the 1% ($15 million) decrease in average finance receivables. Continued low market interest rates have reduced the net yield on finance receivables to 8.4% from 9.3% in the first nine months of fiscal 2004 and 2003, respectively. Average finance receivables decreased to $1.414 billion in the first nine months of fiscal 2004 from $1.429 billion in the first nine months of fiscal 2003.

     Interest expense decreased by 25% to $25.5 million in the first nine months of fiscal 2004 from $33.7 million in the first nine months of fiscal 2003. The decrease resulted from the lower weighted average cost of funds and, to a lesser extent, the 5% ($51 million) decrease in average debt (mostly fixed rate). Lower market interest rates and, to a lesser extent, $143.3 million of fixed rate term notes swapped to significantly lower floating rates reduced the weighted average cost of funds to 3.3% from 4.2% in the first nine months of fiscal 2004 and 2003, respectively.

     Net finance income before provision for credit losses on finance receivables decreased by 3% to $63.4 million in the first nine months of fiscal 2004 from $65.2 million in the first nine months of fiscal 2003. Net interest margin decreased to 6.0% in the first nine months of fiscal 2004 from 6.1% in the first nine months of fiscal 2003 due to the effects of lower market interest rates.

     The provision for credit losses on finance receivables was $7.9 million in the first nine months of fiscal 2004 and 2003. Net charge-offs decreased to $8.1 million in the first nine months of fiscal 2004 from $8.4 million in the first nine months of fiscal 2003. The loss ratio decreased to 0.76% in the first nine months of fiscal 2004 from 0.79% in the first nine months of fiscal 2003.

     Salaries and other expenses increased by 2% to $17.7 million in the first nine months of fiscal 2004 from $17.3 million in the first nine months of fiscal 2003. The increase resulted from higher costs of being a public company partially offset by lower salary expense from the effect of work force reductions exceeding salary increases and cost savings from the reduction in non-performing assets. The expense ratio increased to 1.7% in the first nine months of fiscal 2004 from 1.6% in the first nine months of fiscal 2003 resulting from the increase in expenses and the decrease in average finance receivables.

     Diluted earnings per share decreased by 2% to $1.25 in the first nine months of fiscal 2004 from $1.27 in the first nine months of fiscal 2003, and basic earnings per share decreased by 2% to $1.27 in the first nine months of fiscal 2004 from $1.29 in the first nine months of fiscal 2003. Diluted and basic earnings per share for the first nine months of fiscal 2003 excluding the after-tax loss on redemption of convertible debt were $1.33 and $1.36, respectively.

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


RECEIVABLE PORTFOLIO AND ASSET QUALITY

     Finance receivables increased by over 1% ($18.3 million) to $1.434 billion at April 30, 2004 from $1.415 billion at July 31, 2003. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and direct financing leases. At April 30, 2004, 85% ($1.213 billion) of finance receivables were loans and 15% ($220.8 million) were leases.

     Finance receivables originated in the third quarter of fiscal 2004 and 2003 were $211 million and $158 million, respectively, and finance receivables originated in the first nine months of fiscal 2004 and 2003 were $560 million and $497 million, respectively. Finance receivables collected in the third quarter of fiscal 2004 and 2003 were $179 million and $167 million, respectively, and finance receivables collected in the first nine months of fiscal 2004 and 2003 were $523 million and $506 million, respectively. Originations increased due to improvement in domestic equipment financing demand.

     The Company's underwriting policies and procedures require obtaining a first lien on equipment financed or ownership of equipment leased. Most of the equipment securing the Company's finance receivables possess characteristics that can mitigate potential charge-offs. The equipment collateral typically has an economic life exceeding the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. The Company may also obtain additional equipment or other collateral, third-party guarantees, advanced payments and/or hold back a portion of the amount financed. The Company does not finance/lease aircraft and railcars, computer related equipment, fixtures and telecommunications equipment or equipment located outside the United States.

     The allowance for credit losses was $23.6 million at April 30, 2004 and $23.8 million at July 31, 2003. The allowance level was 1.65% of finance receivables at April 30, 2004 and 1.68% at July 31, 2003. Management periodically reviews the allowance to determine its level is appropriate. The allowance level may decline further if the Company's asset quality statistics continue to improve.

     Net charge-offs of finance receivables (write-downs less recoveries) decreased to $8.1 million in the first nine months of fiscal 2004 compared to $10.9 million in the last nine months of fiscal 2003 (the prior nine month period) and the loss ratio decreased to 0.76% from 1.02%. Net charge-offs decreased to $1.9 million in the third quarter of fiscal 2004 compared to $2.5 million in the second quarter of fiscal 2004 and the loss ratio decreased to 0.54% from 0.70%. Net charge-offs have been decreasing due to fewer non-performing assets and improving economic conditions and equipment values.

     Non-performing assets comprise non-accrual finance receivables and repossessed equipment as follows ($ in millions):

     ==========================================================================
                                               April 30, 2004     July 31, 2003
     ==========================================================================
     Non-accrual finance receivables                    $37.3             $42.9
     Repossessed equipment                                4.1              19.7
     --------------------------------------------------------------------------
          Total non-performing assets                   $41.4             $62.6
     ==========================================================================
     Percentage of total finance receivables              2.9%              4.4%
     ==========================================================================

     The decrease in repossessed equipment accounted for the reduction in other assets. At April 30, 2004, approximately half of non-accrual finance receivables were not delinquent. Delinquent finance receivables (transactions with a contractual payment 60 or more days past due) were $26.3 million (1.8% of total finance receivables) at April 30, 2004 compared to $22.2 million (1.6% of total finance receivables) at July 31, 2003.

     The Company's asset quality statistics for the first nine months of fiscal 2004 reflect improving conditions in the economy and the industries the Company finances. Continued improvement could result in lower levels of net charge-offs and non-performing assets. Lower levels of net charge-offs and non-performing assets would have a positive effect on earnings through decreases in the provision for credit losses and operating expenses and by increasing finance income.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and access to capital are vital to the Company. The Company's operations and growth depend upon the continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay maturing debt. The Company may obtain funds from many sources, including operating cash flow, private and public issuances of fixed and floating rate term debt, conduit and term securitizations of finance receivables, borrowings under bilateral or syndicated committed unsecured revolving credit facilities, commercial paper and sales of common and preferred equity. Management believes that the Company's sources of liquidity are well diversified. The Company is not dependent on any single funding source or on any single credit provider.

     At April 30, 2004, the Company had $252.1 million of funding sources available as follows; $213.1 million of unused bank credit facilities (after taking commercial paper outstanding into account) and $39.0 million of an unused securitization facility. The Company could also increase its securitization facility by $167.3 million. Management believes, but cannot assure, that sufficient liquidity is available to the Company to support its future operations and growth.

     The term notes and commercial paper of the Company's major operating subsidiary are rated "BBB" and "F2," respectively, by Fitch with a positive outlook. All of the Company's term notes and a majority of its commercial paper were issued by the subsidiary. The convertible debentures, issued by the Company, are rated "BBB" by Fitch with a positive outlook. The Company's access to capital markets at competitive rates is partly dependent on these investment grade credit ratings.

     The subsidiary's debt agreements contain restrictive covenants including limitations on indebtedness, encumbrances, investments, dividends and other distributions to the Company, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the debt agreements contain a material adverse change clause.

     Total debt increased by 3% ($33.0 million) to $1.075 billion at April 30, 2004 from $1.042 billion at July 31, 2003 and stockholders' equity decreased by 7% ($21.8 million) to $294.6 million at April 30, 2004 from $316.4 million at July 31, 2003 due to the repurchase of $50.0 million of common stock in April 2004. As a result, leverage (debt-to-equity ratio) increased to 3.7 at April 30, 2004 from 3.3 at July 31, 2003.

     Debt comprised the following ($ in millions):

     ===========================================================================================
                                                       April 30, 2004              July 31, 2003
                                                  ----------------------------------------------
                                                    Amount    Percent           Amount   Percent
     ===========================================================================================
     Term notes                                   $  520.0         48%        $  597.0        57%
     Asset securitization financings                 286.0         27            325.0        31
     Convertible debentures                          175.0         16                -         -
     Commercial paper                                 80.9          8            111.6        11
     Borrowings under bank credit facilities          16.0          1             11.4         1
     -------------------------------------------------------------------------------------------
          Total principal amount                   1,077.9        100%         1,045.0       100%
     Fair value adjustment of hedged debt             (2.6)                       (2.7)
     -------------------------------------------------------------------------------------------
               Total debt                         $1,075.3                    $1,042.3
     ===========================================================================================

Term Notes
     In August 2003 and April 2004, the Company repaid the following fixed rate term notes at maturity: $17.0 million with an 8.89% rate and $65.0 million with a 7.05% rate, respectively. In September 2003, the Company issued a $5.0 million floating rate term note to a bank maturing in December 2004. In April 2004, the Company canceled its $200.0 million medium term note program established in fiscal 2000 after the last outstanding note issued under the program was repaid. $97.0 million of the program was not used.

     At April 30, 2004, the $520.0 million of term notes comprised $475.0 million of private placements and medium term notes issued to insurance companies and $45.0 million of bank term loans.

Asset Securitization Financings
     The Company has a $325.0 million asset securitization facility. The facility has a one-year term and expires in April 2005 subject to renewal. The facility has been renewed three times since it was established in July 2001. Borrowings under the securitization facility are limited to a minimum level of securitized receivables. If borrowings exceed the minimum level, the Company must repay the excess or securitize more receivables. The Company can securitize more receivables during the term of the facility. Upon expiration and non-renewal of the facility, the Company must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly in amounts equal to collections of securitized receivables. Currently, the Company would exercise the conversion option upon non-renewal. Based on the contractual payments of the $388.1 million of securitized receivables at April 30, 2004, the term debt would be fully repaid by July 2006.

     The unsecured debt agreements of the Company's major operating subsidiary limit securitized receivables to 40% of its finance receivables outstanding, approximately $566.0 million at April 30, 2004. Therefore, the Company could securitize an additional $178.0 million of finance receivables at April 30, 2004. Borrowings are limited to 94% of securitized receivables. In April 2004, the Company repaid $39.0 million of securitization borrowings with proceeds from the convertible debentures.

Commercial Paper
     The Company issues commercial paper directly and through a $350.0 million program. Commercial paper is unsecured and matures within 270 days. The Company has not obtained commitments from any purchaser of its commercial paper for additional or future purchases. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. The Company is required (as a condition of its credit rating) to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding. Therefore, at April 30, 2004, the combined amount of commercial paper and bank borrowings outstanding was limited to $310.0 million ($96.9 was outstanding at April 30, 2004).


Bank Credit Facilities
     At April 30, 2004, the Company had $310.0 million of committed unsecured revolving credit facilities from seven banks (a $75.0 million decrease from July 31, 2003). This includes $157.5 million of facilities with original terms ranging from two to five years and $152.5 million of facilities with an original term of one year.

     These facilities provide the Company with a dependable, low-cost source of funds and support for its commercial paper program. The Company can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may or may not be renewed upon expiration.

Stockholders' Equity
     In fiscal 2004, the Company acquired 1.66 million shares of its common stock for $55.5 million. At April 30, 2004, $13.2 million remained available under the Company's common stock repurchase program.


MARKET INTEREST RATE RISK AND SENSITIVITY

     The Company's earnings are sensitive to fluctuations in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates and the prime rate). Changes in these rates affect the Company's finance income and interest expense. Based on the Company's current mix of fixed rate and floating rate finance receivables and debt, increases in rates would reduce earnings and decreases in rates would increase earnings because floating rate and short-term debt significantly exceeds floating rate finance receivables. Therefore, when market interest rates rise, the resulting increase in interest expense would significantly exceed the resulting increase in finance income. Conversely, when market interest rates decline, the resulting decrease in interest expense would significantly exceed the resulting decrease in finance income. These effects would diminish over time. In addition, since the Company's interest earning assets exceed its interest bearing liabilities, eventually, lower market interest rates would reduce earnings (this is occurring currently) and higher rates would increase earnings. These broad statements do not take into account the effects of economic and other conditions that could accompany interest rate fluctuations.

     The Company's earnings are subject to the risk of rising interest rates at April 30, 2004 because of its high ratios of fixed rate receivables and floating rate debt (floating rate debt exceeded floating rate receivables by $650.5 as shown in the table below). This risk is mitigated by the terms and prepayment experience of the Company's receivables. Finance receivables provide for monthly payments for terms ranging from two to five years and are accelerated by prepayments. At April 30, 2004, $490.0 million (36%) of fixed rate finance receivables are scheduled to be collected within one year and the weighted average remaining maturity of fixed rate finance receivables is under two years. The Company does not match the maturities of its debt to its finance receivables.

     ========================================================================================
                                              Fixed Rate           Floating Rate
                                     -------------------------------------------
                                       Amount    Percent        Amount   Percent        Total
     ========================================================================================
     Finance receivables             $1,365.2         95%       $ 68.6         5%    $1,433.8
     ========================================================================================

     Debt                            $  356.2         33%       $719.1        67%    $1,075.3
     Stockholders' equity               294.6        100             -         -        294.6
     ----------------------------------------------------------------------------------------
          Total debt and equity      $  650.8         48%       $719.1        52%    $1,369.9
     ========================================================================================

     Management quantifies interest rate risk by calculating the effect on net earnings of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. At April 30, 2004, such a hypothetical adverse change in rates would reduce quarterly net earnings by approximately $500,000. Actual future changes in market interest rates and the effect on net earnings may differ materially due to changes in finance receivable and debt repricing structures. In addition, other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

     The Company monitors and manages its exposure to market interest rate fluctuations through risk management procedures that include using certain derivative financial instruments and changing the proportion of its fixed rate term debt versus its floating rate and short term debt. The Company may use derivatives to hedge its exposure to interest rate risk on certain debt obligations. The Company does not speculate with nor trade derivatives.

     In fiscal 2004, the Company entered into two interest rate swap agreements with a total notional amount of $55.8 million. The Company designated them as fair value hedges of $24.5 million of 4.37% fixed rate notes due in April 2008 and $31.3 million of 6.23% fixed rate notes due in

August 2007. The swaps expire on the notes' maturity dates. The swaps effectively converted the fixed rate notes to floating rates. At April 30, 2004, fixed rate notes swapped to floating rates totaled $143.3 million and the weighted average receive rate (4.9%) exceeded the current weighted average pay rate (2.8%) by 210 basis points (2.1%).

     The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability. The net interest spread for the third quarter and first nine months of fiscal 2004 and 2003 follow:

     ==============================================================================
                                             Three months ended   Nine months ended
                                                      April 30,           April 30,
                                             --------------------------------------
                                                 2004      2003      2004      2003
     ==============================================================================
     Net yield of finance receivables             8.3%      8.9%      8.4%      9.3%
     Weighted average cost of borrowed funds      3.3       3.9       3.3       4.2
     ------------------------------------------------------------------------------
          Net interest spread                     5.0%      5.0%      5.1%      5.1%
     ==============================================================================

     The net yield of finance receivables continues to decline since yields obtained on new receivables are lower than yields on receivables collected. This is the result of an extended period of low interest rates and is expected to continue until market interest rates rise. The decline in yield was offset by the decline in the cost of funds in fiscal 2004. The cost of funds declined due to (i) the effects of $143.3 million of fixed rate notes swapped to significantly lower floating rates, (ii) $165.0 million of term notes bearing high fixed interest rates repaid at maturity during the last twelve months and (iii) the reduction of short-term borrowing costs resulting from lower market interest rates. The cost of funds is expected to decline further, only as term notes with high fixed interest rates mature, until market interest rates rise.


NEW ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." FIN No. 46R replaced FIN No. 46 issued in January 2003. FIN No. 46R requires variable interest entities to be consolidated by the primary beneficiary (the entity at risk for a majority of the expected losses or receiving a majority of the expected residual returns of the variable interest entity). The Company adopted FIN No. 46R on January 31, 2004. Prior to the adoption of FIN No. 46R, the Company consolidated fully one variable interest entity (a special purpose entity that it established for its asset securitization facility). The consolidation of this entity was not affected by the adoption of FIN No. 46R. The adoption of FIN No. 46R did not have a material impact on the Company's results of operations or financial position.


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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the Market Interest Rate Risk and Sensitivity section in Item 2

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


PART II


Item 2.   CHANGES IN SECURITIES

     See the Significant Events section in Part 1, Item 2

                   ISSUER PURCHASES OF EQUITY SECURITIES
                   For the Quarter Ended April 30, 2004

================================================================================================
Period           (a) Total     (b) Average      (c) Total Number of           (d) Maximum Number
                    Number      Price Paid         Shares Purchased       (or Approximate Dollar
                 of Shares       per Share      as Part of Publicly    Value) of Shares that May
                                                 Announced Plans or       Yet Be Purchased Under
                                                           Programs        the Plans or Programs
================================================================================================
March 2004          20,744          $33.29                   20,744                  $13,195,000

April 2004       1,502,400           33.28                1,502,400                   13,195,000
-------------------------------------------------------------------
       Total     1,523,144          $33.28                1,523,144
================================================================================================


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

Exhibit No.    Description of Exhibit
-------------------------------------------------------------------------------
  3.1     (a)  Articles of Incorporation of the Registrant
  3.2     (a)  By-laws of the Registrant
  3.3     (a)  Form of Restated and Amended By-laws of the Registrant
  3.4     (f)  Certificate of Amendment of Articles of Incorporation dated
               December 9, 1998
  3.5     (f)  Restated By-laws of the Registrant as amended through
               December 30, 1998
  3.6     (g)  Restated By-laws of the Registrant as amended through
               March 7, 2000
  4.8     (c)  Indenture dated January 14, 1998 for Financial Federal
               Credit Inc.'s ("Credit's") Rule 144A Medium Term Note Program
  4.12    (d)  Specimen Common Stock Certificate
  4.14    (l)  Purchase Agreement, dated April 5, 2004, between Registrant and Banc of America Securities LLC and J.P. Morgan Securities
               Inc. for Registrant's $150 million 2.0% Convertible Senior
               Debentures due 2034
  4.15    (l)  Indenture, dated as of April 12, 2004, between Registrant and
               Deutsche Bank Trust Company Americas for Registrant's $175
               million 2.0% Convertible Senior Debentures due 2034

  4.16    (l)  Registration Rights Agreement, dated April 12, 2004, between
               Registrant and Banc of America Securities LLC and J.P. Morgan
               Securities Inc. for Registrant's $150 million 2.0% Convertible
               Senior Debentures due 2034
  4.17    (l)  Specimen 2.0% Convertible Senior Debenture due 2034
10.8      (a)  Form of Commercial Paper Note issued by the Registrant
10.9      (a)  Form of Commercial Paper Note issued by Credit
10.10     (a)  Stock Option Plan of the Registrant and forms of related stock option agreements
10.21     (b)  Form of Commercial Paper Dealer Agreement of Credit
10.22     (b)  Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor
10.25     (e)  Amended and Restated 1998 Stock Option/Restricted Stock Plan
               of the Registrant
10.26     (g)  Deferred Compensation Agreement dated March 7, 2000 between the Registrant and Clarence Y. Palitz, Jr.
10.27     (h)  2001 Management Incentive Plan for the Chief Executive Officer
               ("CEO") of the Registrant
10.28     (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and its CEO
10.29     (h)  Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and certain senior officers
10.30     (i)  Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its CEO
10.31     (i)  Form of Restricted Stock Agreement between the Registrant and certain senior officers
10.32     (j)  Supplemental Retirement Benefit dated June 4, 2002 between the
               Registrant and its CEO
10.33     (k)  Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
10.34     (k)  Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
31.1       *   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2       *   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1       *   Section 1350 Certification of Chief Executive Officer
32.2       *   Section 1350 Certification of Chief Financial Officer


Previously filed with the Securities and Exchange Commission as an exhibit to the Company's:
   (a)     Registration Statement on Form S-1 (Registration No. 33-46662).
   (b)     Form 10-K for the fiscal year ended July 31, 1996.
   (c)     Form 10-Q for the quarter ended January 31, 1998.
   (d)     Registration Statement on Form S-3 (Registration No. 333-56651).
   (e)     Registration Statement on Form S-8 (Registration No. 333-50962).
   (f)     Form 10-Q for the quarter ended January 31, 1999.
   (g)     Form 10-Q for the quarter ended January 31, 2000.
   (h)     Form 10-Q for the quarter ended April 30, 2001.
   (i)     Form 10-Q for the quarter ended April 30, 2002.
   (j)     Form 10-K for the fiscal year ended July 31, 2002.
   (k)     Form 10-Q for the quarter ended January 31, 2003.
   (l)     Form 8-K dated April 19, 2004.
    *      Filed herewith.


   (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated April 19, 2004 reporting, under Item 5, details of its $175.0 million senior convertible debentures offering.

     The Company filed a report on Form 8-K dated April 5, 2004 reporting, under Item 5, its intention to offer and the pricing of $150.0 million of senior convertible debentures.

     The Company filed a report on Form 8-K dated March 8, 2003 reporting, under Item 12, the announcement of earnings for the quarter ended January 31, 2004.

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

June 8, 2004
------------
(Date)