Form 10-K
period 2004-07-31
FINANCIAL FEDERAL CORP
filed 2004-10-14
CIK 854711

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

                     For the fiscal year ended July 31, 2004

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

       Registrant's telephone number, including area code: (212) 599-8000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class             Name of exchange on which registered
   --------------------------------       ------------------------------------
     Common Stock, $.50 par value               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No | |

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on October 1, 2004 was $602,341,379.84. The aggregate market value was computed by reference to the closing price of the Common Stock on the New York Stock Exchange on the prior day ($37.48 per share). For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non-affiliates was computed as 16,071,008 shares. The number of shares of Registrant's Common Stock outstanding as of October 1, 2004 was 17,319,978 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders, to be held December 14, 2004, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's 2004 fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           Annual Report on Form 10-K
                        for the year ended July 31, 2004

                                TABLE OF CONTENTS

Part I                                                                                           Page No.
                                                                                                 --------
Item 1.  Business                                                                                     3-6

Item 2.  Properties                                                                                     6

Item 3.  Legal Proceedings                                                                              6

Item 4.  Submission of Matters to a Vote of Security Holders                                            6


Part II

Item 5   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
         Purchases of Equity Securities                                                                 6

Item 6.  Selected Financial Data                                                                        7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations       7-18

Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                    18

Item 8.  Financial Statements and Supplementary Data                                                19-34

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          35

Item 9A. Controls and Procedures                                                                       35


Part III

Item 10. Directors and Executive Officers of the Registrant                                            35

Item 11. Executive Compensation                                                                        35

Item 12. Security Ownership of Certain Beneficial Owners and Management                             35-36

Item 13. Certain Relationships and Related Transactions                                                36

Item 14. Principal Accountant Fees and Services                                                        36


Part IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K                          36-37

Signatures                                                                                             38

PART I

Item 1. BUSINESS

     Financial Federal Corporation was incorporated under the laws of Nevada in 1989. We are an independent nationwide financial services company with $1.5 billion of assets at July 31, 2004. We finance industrial and commercial equipment through installment sales and leasing programs for dealers, manufacturers and end users of such equipment. We also make capital loans to equipment users, secured by the same types of equipment and other collateral. We provide our services nationwide to middle-market businesses, generally with annual revenues of up to $25 million, in the general construction, road and infrastructure construction and repair, road transportation, waste disposal and manufacturing industries. We focus on financing a wide range of new and used revenue-producing/essential-use equipment of major manufacturers that is movable, has an economic life longer than the term of the financing, is not subject to rapid technological obsolescence, has applications in multiple industries and has a relatively broad resale market. The equipment we finance includes air compressors, bulldozers, buses, cement mixers, compactors, crawler cranes, earth-movers, excavators, generators, hydraulic truck cranes, loaders, machine tools, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Virtually all of our finance receivables are secured by a first lien on such equipment collateral.

Available Information

     Our website is http://www.financialfederal.com. We make the following filings available in the Investor Relations section of our website after they are electronically filed with or furnished to the Securities and Exchange Commission: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statement and any amendments to those reports. Also available on our website are our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters for our Audit Committee, Executive Compensation and Stock Option Committee, and Corporate Governance and Nominating Committee. These filings and charters are also available in print from us free of charge to any stockholder who makes a request to Financial Federal Corporation, 733 Third Avenue, New York, NY 10017, Attn: Corporate Secretary. The Registrant also intends to satisfy any disclosure obligations under Item 10 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website.

Marketing

     We market our finance and leasing services through marketing personnel based in more than twenty domestic locations, including five full service operations centers. We originate finance receivables through our relationships with equipment dealers and, to a lesser extent, manufacturers (collectively referred to as "vendors"). We also market our services directly to equipment users for the acquisition or use of equipment and for capital loans. We do not use brokers to generate business. Our marketing personnel are full-time employees who are salaried rather than commission-based and the majority participate in our stock plans.

     Our marketing activities are relationship and service oriented. We focus on providing prompt, responsive and customized service to our customers and business prospects. Our marketing and managerial personnel have, on average, approximately twenty years of experience in the industries they serve. We believe that the experience, knowledge and relationships of our executives and marketing personnel, related to our customer and prospect base, equipment values, resale markets and local economic and industry conditions, enable us to compete on the basis of prompt, responsive and customized service. Our customer services include making prompt credit decisions, arranging financing structures meeting customers' needs and our underwriting criteria, providing direct contact between customers and our executives with decision-making authority, and providing prompt and knowledgeable responses to customers' inquiries and temporary issues encountered in the ordinary course of their business.

     We obtain business in several ways. Vendors refer their customers (equipment users) to us, or such customers approach us directly to finance equipment purchases or to refinance existing debt. We also purchase installment sale contracts, leases and personal property security agreements from vendors who extend credit to purchasers of their equipment and we make capital loans to equipment users. Customers seek capital loans to consolidate debt, provide working capital, reduce monthly debt service, enhance bonding capacity (generally in the case of road contractors) and acquire additional equipment or other assets. In addition, we lease equipment to end users, generally under noncancelable full-payout leases.

     We have relationships with more than 100 vendors that are generally mid-sized, since larger vendors typically generate concentrations of business greater than we presently service. We are not obligated to purchase any finance receivables from vendors nor are vendors obligated to sell any finance receivables to us. Our vendor relationships are nonexclusive and we are not dependent on any single vendor. We independently approve the credit of prospective obligors for all vendor-generated business and we use our own documentation.

     In order to expand our customer base and broaden our marketing coverage geographically, we have purchased portfolios of finance receivables from financial institutions, vendors and others generally in the range of $5.0 million to $15.0 million. These portfolios included finance receivables secured by a broader range of equipment than we typically finance directly.

Originating, Structuring and Underwriting of Finance Receivables

     We originate finance receivables in amounts generally ranging from $50,000 to $1.0 million with fixed or floating interest rates and terms of two to five years. Our finance receivables provide for monthly payments and may include prepayment premium provisions. The average transaction size of our finance receivables was $183,000 in fiscal 2004, $209,000 in fiscal 2003 and $188,000 in fiscal 2002.

     Our underwriting policies and procedures are designed to maximize yields and minimize delinquencies and charge-offs. Unlike many of our competitors, we do not use credit scoring models but instead rely upon the experience of our credit officers and management to assess creditworthiness and collateral. Each credit submission, regardless of size, requires the approval of at least two credit officers.

     We structure transactions to meet the needs of our customers. Transactions include installment sales, leases or secured loans. Structuring transactions includes arranging terms and the repayment schedule, determining rate and other fees and charges, identifying the primary and any additional equipment collateral to be pledged, and evaluating the need for additional credit support such as liens on accounts receivable, inventory and/or real property, certificates of deposit, commercial paper, payment guarantees, security deposits, delayed funding and full or partial recourse to the vendor and/or the principals/affiliates of the obligor.

     A vendor seeking to finance a sale of equipment through us or an equipment user seeking to obtain financing directly from us must submit a credit application. The credit application includes financial and other information of the obligor and any guarantors and a description of the collateral to be pledged or leased and its present or proposed use. Our credit personnel analyze the credit application, investigate the credit of the obligor and any guarantors, evaluate the primary collateral to be pledged, investigate financial, trade and industry references and review the obligor's payment history. We may also obtain reports from independent credit reporting agencies and conduct lien, UCC, litigation, judgement, bankruptcy and tax searches. If the credit application is approved on terms acceptable to the vendor and/or the obligor, we either purchase an installment sale contract or lease from the vendor or enter into a finance or lease transaction directly with the equipment user. We fund the transaction upon receiving all required documentation in form and substance satisfactory to us and our legal department. Under our documentation, the obligor/lessee is responsible for all applicable sales, use and property taxes.

     We may obtain full or partial recourse on finance receivables assigned to us by vendors obligating them to pay us in the event of an obligor's default or a breach of warranty. We may also withhold an agreed upon amount from a vendor or obligor or obtain cash collateral as security.

     The procedures used to purchase a portfolio of finance receivables include reviewing and analyzing the terms of the finance receivables, the credit of the related obligors, the documentation, the value of the related pledged collateral, the payment history of the obligors and the implicit yield to be earned.

Collection and Servicing

     Customer remittances of finance receivables are directed to bank lockboxes. Collection efforts for delinquent accounts are performed by collection personnel and managers in the respective operations centers in conjunction with senior management and, if necessary, the legal department. Senior management reviews all past due accounts at least monthly. Decisions regarding collateral repossession and the sale or other disposition of repossessed collateral are made by senior management and the legal department.

Competition

     Our business is highly competitive. We compete with banks, manufacturer-owned and other finance and leasing companies, and other financial institutions including GE Capital Corp., CitiCapital, CIT and Wells Fargo. Some of our competitors may be better positioned to market their services and financing programs due to their ability to offer additional services and products and more favorable rates and terms. Many of these competitors are larger, have longer operating histories, possess greater financial and other resources and may have lower costs of funds, enabling them to provide financing at rates lower than we may be willing to provide. We compete by emphasizing a high level of equipment and financial expertise, customer service, flexibility in structuring financing transactions, management involvement in customer relationships and by attracting and retaining the services of experienced managerial, marketing and administrative personnel. Our present strategy for attracting and retaining such personnel is to offer a competitive salary, an equity interest through participation in our stock plans and enhanced career opportunities.

Employees

     At July 31, 2004, we employed 216 people. All employees and officers are salaried. We offer group health and life insurance benefits, a qualified 401(k) plan and Section 125 cafeteria plans. We do not match employee contributions to the 401(k) plan. There are no collective bargaining, employment, pension or incentive compensation arrangements other than the following; deferred compensation agreements, stock option agreements, restricted stock agreements and the Chief Executive Officer's 2001 Management Incentive Plan and 2002 Supplemental Retirement Benefit. These agreements contain, without limitation, non-disclosure and non-solicitation provisions. We consider our relations with employees to be satisfactory.

Regulation

     Our commercial financing, lending and leasing activities are generally not subject to regulation, although certain states may regulate motor vehicle transactions, impose licensing, documentation and lien perfection requirements, and/or restrict the amount of interest or finance rates and other amounts that we may charge. Failure to comply with such regulations, requirements or restrictions could result in loss of principal and interest or finance charges, penalties and imposition of restrictions on future business activities.

Executive Officers

     Paul R. Sinsheimer, 57, has served as Chairman of the Board and Chief Executive Officer of the Company since December 2000, as President of the Company since September 1998, as an Executive Vice President of the Company from its inception in 1989 to September 1998 and as a director of the Company since its inception in 1989. From 1970 to 1989, Mr. Sinsheimer was employed by Commercial Alliance Corporation, where he served in several positions including Executive Vice President.

     John V. Golio, 43, has served as an Executive Vice President of the Company since October 2001, as a Senior Vice President of the Company from 1997 through October 2001 and as a Vice President of the Company's major operating subsidiary and Branch Manager since joining the Company in January 1996. Before joining the Company, Mr. Golio was employed by Commercial Alliance Corporation and its successors in several capacities, including branch operations manager.

     James H. Mayes, Jr., 35, has served as an Executive Vice President of the Company since March 2004 and as a Vice President of the Company's major operating subsidiary and Branch Manager since 1999. Since joining the Company in 1992, Mr. Mayes held several positions including Regional Sales Manager through 1998.

     William M. Gallagher, 55, has served as a Senior Vice President of the Company since 1990, as Chief Credit Officer since 2002 and as a Vice President of the Company from its inception in 1989 to 1990. From 1973 to 1989, Mr. Gallagher was employed by Commercial Alliance Corporation, where he held several positions including Vice President and Branch Manager.

     Troy H. Geisser, 43, has served as a Senior Vice President and Secretary of the Company since February 1996 and as General Counsel from 1996 to 2000. From 1990 to 1996, Mr. Geisser held several positions, including Vice President of the Company's major operating subsidiary and Branch Manager. From 1986 to 1990, Mr. Geisser was employed by Commercial Alliance Corporation and its successors, where he held several positions including Northern Division Counsel.

     Steven F. Groth, CFA, 52, has served as a Senior Vice President and Chief Financial Officer since joining the Company in September 2000. Before joining the Company, Mr. Groth was Senior Banker and Managing Director of Specialty Finance and Transportation with Fleet Bank since 1997 and, from 1985 to 1996, he held several positions, including Division Head, with Fleet Bank and its predecessor, NatWest Bank.

     Angelo G. Garubo, 44, has served as a Vice President and General Counsel of the Company since joining the Company in April 2000. From 1990 to 2000, Mr. Garubo was a partner in the law firm Danzig, Garubo & Kaye where he represented the Company in various matters.

     David H. Hamm, CPA, 39, has served as a Vice President of the Company since October 2001, as Treasurer since March 2004 and as Controller since joining the Company in July 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years as an audit manager.

Item 2. PROPERTIES

     Our executive offices are located at 733 Third Avenue, New York, New York and consist of approximately 6,500 square feet. At July 31, 2004, we had five full service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Lisle (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina and Irvine (Los Angeles), California, consisting of approximately 4,000 to 16,000 square feet. We lease all of our office space. The leases terminate on various dates through fiscal 2011. We believe that our facilities are suitable and adequate for their present and proposed uses, and that suitable and adequate facilities should be available on reasonable terms for our future needs.

Item 3. LEGAL PROCEEDINGS

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or to which any of our property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our Common Stock trades on the New York Stock Exchange under the symbol "FIF." The quarterly high and low closing sales prices per share of the Common Stock as reported by the New York Stock Exchange follow:

      ========================================================================
                                                                   Price Range
                                                          ====================
                                                            High           Low
      ========================================================================
      Fiscal Year 2004
      ----------------
      First Quarter ended October 31, 2003                $34.15        $29.70
      Second Quarter ended January 31, 2004               $35.00        $29.22
      Third Quarter ended April 30, 2004                  $34.91        $31.30
      Fourth Quarter ended July 31, 2004                  $35.29        $29.60

      Fiscal Year 2003
      ----------------
      First Quarter ended October 31, 2002                $34.70        $27.90
      Second Quarter ended January 31, 2003               $29.42        $24.21
      Third Quarter ended April 30, 2003                  $25.96        $17.95
      Fourth Quarter ended July 31, 2003                  $30.30        $22.40
      ========================================================================

      We have not paid or declared any cash dividends on our common stock. We may consider paying cash dividends on our common stock. Payment of cash dividends, if any, will depend upon our earnings, financial condition, capital requirements, cash flow, income tax laws and long-range plans and other factors deemed relevant by our Board of Directors.

      We did not make any unregistered sales and we did not make any repurchases of our common stock during the fourth quarter of fiscal 2004.

Number of Record Holders

      There were 76 holders of record of our Common Stock at October 1, 2004. This amount includes nominees that hold our Common Stock on behalf of approximately 3,500 other persons and institutions in "Street Name."

Item 6. SELECTED FINANCIAL DATA

     The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the Notes thereto contained in Item 8, Financial Statements and Supplementary Data.

Years Ended July 31,                          2004            2003            2002            2001            2000
==================================================================================================================
Finance Receivables, Net                $1,436,828      $1,391,735      $1,412,298      $1,289,865      $1,118,087
Total Assets                             1,463,918       1,426,082       1,447,846       1,313,663       1,127,785
Total Debt                               1,093,700       1,042,276       1,030,396         931,598         791,348
Stockholders' Equity                       303,890         316,396         248,569         206,411         172,423
Finance Income                             118,305         130,247         138,777         138,278         111,513
Interest Expense                            33,900          43,534          51,007          64,397          52,205
Net Interest Margin                         84,405          86,713          87,770          73,881          59,308
Net Earnings                                31,190          30,088          37,068          31,616          26,722
Earnings per Common Share, Diluted            1.72            1.65            1.99            1.75            1.52
Earnings per Common Share, Basic              1.75            1.67            2.23            1.99            1.79
==================================================================================================================

In thousands, except per share amounts


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Financial Federal Corporation is an independent financial services company operating through three wholly-owned subsidiaries. We do not have any unconsolidated subsidiaries, partnerships or joint ventures. We also do not have any off-balance sheet assets or liabilities and we are not involved in any income tax shelters. We have one fully consolidated special purpose entity that we established for our asset securitization facility.

     We are engaged in one line of business; lending money in the form of secured loans and leases (collectively referred to as finance receivables) to small and medium sized businesses for their equipment financing needs. Our revenue is generated solely by interest and other fees/charges earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity is of paramount importance to us. Typically, we borrow from banks and insurance companies and issue commercial paper directly and indirectly to money market funds and other investors. At July 31, 2004, approximately 80% of our finance receivables are funded with debt and 20% with equity.

     We earn interest income on our finance receivables and incur interest expense on our debt. We focus on maximizing the spread between the rates we earn on our receivables and the rates we incur on our debt while maintaining the credit quality of our receivables and managing our interest rate risk. Interest rates earned on our finance receivables are currently 95% fixed and 5% floating and interest rates incurred on our debt are currently 33% fixed and 67% floating. Therefore, our profitability can be affected significantly by changes in market interest rates. Our profitability can also be affected significantly by the credit quality of our finance receivables. Credit quality can affect revenue, provisions for credit losses and operating expenses through reclassifying receivables to/from non-accrual status, incurring charge-offs and incurring costs associated with handling non-performing assets. We employ various strategies to manage our interest rate risk and credit risk.

     Our main areas of focus are asset quality, liquidity and interest rate risk. Each is discussed in detail in separate sections of this discussion. These areas are integral to our long-term profitability. Our key performance measures are net charge-offs, non-performing assets, delinquencies, receivables growth, leverage, available liquidity, net interest margin and net interest spread.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for credit losses on finance receivables, impaired finance receivables, assets received to satisfy receivables and residual values on direct financing leases. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

     The allowance for credit losses on finance receivables is an estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, charge-off experience, non-accrual/delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties we may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. The allowance level may have to be changed significantly due to unexpected changes in these factors. Increases in the allowance would reduce net earnings through higher provisions for credit losses. The allowance was $24.1 million (1.65% of finance receivables) at July 31, 2004 which included $0.7 million specifically allocated to impaired receivables.

     The allowance includes amounts specifically allocated to impaired receivables and an unallocated general amount to provide for losses inherent in the remainder of the receivables portfolio. Upon evaluating the net realizable value of impaired receivables, we may record a write-down or establish a specific allowance based on the probability of loss. Write-downs are recorded based on the fair value of the underlying collateral. Specific allowances are established when the collection of all amounts due is not fully supported solely by the value of the underlying primary equipment collateral depending on the level and type of other items supporting collectibility. The general allowance is supported by an analysis of historical losses (charge-offs) covering a two-year period (in line with the average maturity of our receivables) from which percentage loss ranges are developed and applied to receivables based on their assigned risk profile. Risk profiles are assigned to receivables based on industry and past due status. The computed range of losses is adjusted for expected recoveries and differences between current and historical loss trends and other factors. The analysis is performed quarterly and is reviewed by senior management. At July 31, 2004, the computed range of losses was adjusted upward to account for the potential effects that the significant rise in oil prices could have on our customers' cash flows and ability to remit payments to us. Although our methodology is designed to compute probable losses, due to the significance of the estimates used the computed range of losses, as adjusted, may differ significantly from actual losses.

     Impaired finance receivables are recorded at their current estimated net realizable value (if less than their carrying amount). Assets received to satisfy receivables are recorded at their current estimated fair value less selling costs (if less than their carrying amount). These estimated values are based on our evaluation of the expected cash flows and market value/condition of the collateral/assets. Values are estimated by analyzing recent sales of similar equipment, used equipment publications, market knowledge and equipment vendor inquiries. Unexpected adverse changes in or incorrect conclusions regarding expected cash flows, market value/condition of collateral/assets or length of time needed to sell the equipment would require a write-down to be recorded. This would reduce net earnings. Impaired finance receivables and assets received to satisfy receivables totaled $32.4 million (2.2% of finance receivables) at July 31, 2004.

     Residual values are recorded on direct financing leases at the lowest of
(i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. Residual values may not be fully realized due to subsequent unexpected adverse changes in equipment values. This would result in a write-down and reduce net earnings. Residual values were $42.2 million (2.9% of finance receivables) at July 31, 2004. Historically, we have realized the recorded residual value upon disposition.


SIGNIFICANT EVENTS

Credit Ratings

     In July 2004, Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) raised its rating on our senior term debt to 'BBB+' from 'BBB' and revised its Rating Outlook to Stable from Positive. Fitch also affirmed its 'F2' rating on the commercial paper issued by our major operating subsidiary. The higher rating should broaden our ability to obtain term financing and may lower the cost of such financing. Asset quality, liquidity, funding source diversification, leverage, size, business model, growth prospects, conservatism and experience are among the factors considered in determining credit ratings.

Issuance of Senior Convertible Debentures

      In April 2004, we issued $175.0 million of senior convertible debentures and used the proceeds (net of $4.4 million of issuance costs) to repay a $65.0 million 7.05% term note that matured, to repurchase $50.0 million of common stock and to increase liquidity by repaying $55.6 million of securitization and bank borrowings. The debentures also further diversified our funding sources and lengthened debt maturities. The debentures are currently rated 'BBB+' by Fitch with a stable outlook and do not contain any financial or other restrictive covenants. The senior debt of our subsidiaries is effectively senior to the debentures.

      The debentures have a 2.0% fixed annual interest rate and interest is payable semi-annually. Commencing in April 2009, we may incur additional interest for a semi-annual interest period if the average market value of the debentures on the last five days of the prior interest period was at least 20% higher than their principal amount. Additional interest would be computed at the annual rate of 0.25% of the average market value of the debentures during the aforementioned five days.

     The debentures are convertible into 4.0 million shares of our common stock at the conversion price of $44.10 per share resulting in an initial conversion rate of 22.6778 shares per $1,000 of principal. The conversion price was set at 32.5% over the April 5, 2004 closing price of $33.28. The conversion rate would be adjusted if a specified corporate transaction occurs including dividend payments or stock splits. The debentures can be converted into common stock only under the following circumstances; (i) in any fiscal quarter if the closing price of our common stock was at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition"), (ii) the debentures are rated 'BB' or lower by Fitch (three ratings levels lower than the initial rating),
(iii) we call the debentures for redemption or (iv) a specified corporate transaction occurs. Currently, the market price condition would be met if the price of our common stock closed above $57.33 for the required period. Our common stock closed at $32.16 on July 30, 2004.

     We can redeem the debentures for their principal amount anytime starting in April 2009 and debenture holders can require us to repurchase debentures at their principal amount on each five year anniversary of issuance or when a specified corporate transaction occurs. The debentures have a 30 year term. Upon conversion, we can deliver the value of convertible shares in any combination of cash and/or common stock. We may elect to irrevocably fix the payment of the principal amount of converted debentures in cash and any additional value in stock.

Repurchase of Common Stock

     In April 2004, we repurchased 1.5 million shares of our common stock with $50.0 million of the convertible debentures proceeds. We paid $33.28 (the April 5, 2004 closing price) per share. The shares repurchased represented 8% of shares outstanding. We repurchased the shares to offset the potential dilution of the 4.0 million shares issuable from the convertible debentures. Leverage increased to 3.7 from 3.0 on the date of the repurchase. The repurchase is accretive to basic and diluted earnings per share. At July 31, 2004, the 1.5 million shares were held in treasury.


RESULTS OF OPERATIONS

Comparison of Fiscal 2004 to Fiscal 2003

      ===============================================================================================
      ($ in millions, except per
      share amounts)                        Fiscal 2004       Fiscal 2003     $ Change     % Change
      ===============================================================================================
      Finance income                            $ 118.3           $ 130.2      $ (11.9)          (9)%
      Interest expense                             33.9              43.5         (9.6)         (22)
      Net finance income before provision
         for credit losses                         84.4              86.7         (2.3)          (3)
      Provision for credit losses                   9.8              12.0         (2.2)         (18)
      Salaries and other expenses                  23.5              23.4          0.1           --
      Loss on redemption of debt                     --               1.7         (1.7)          --
      Provision for income taxes                   19.9              19.5          0.4            2
      Net earnings                                 31.2              30.1          1.1            4

      Diluted earnings per share                   1.72              1.65         0.07            4
      Basic earnings per share                     1.75              1.67         0.08            5
      ===============================================================================================

     Net earnings increased by 4% to $31.2 million in fiscal 2004 from $30.1 million in fiscal 2003. Excluding a non-recurring $1.7 million convertible debt redemption loss in fiscal 2003 ($1.1 million after-tax), net earnings were the same in fiscal 2004 and 2003. The positive effects of fewer non-performing assets, the decrease in average debt exceeding the decrease in average finance receivables and, to a lesser extent, lower salary expense were offset by the effects of continued low market interest rates and, to a lesser extent, increased costs of being a public company (includes insurance, internal and external audit costs, legal fees and Sarbanes-Oxley compliance costs).

     Finance income decreased by 9% to $118.3 million in fiscal 2004 from $130.2 million in fiscal 2003. The decrease resulted from the lower net yield of finance receivables. Continued low market interest rates have reduced the average net yield on finance receivables to 8.3% in fiscal 2004 from 9.1% in fiscal 2003. Average finance receivables decreased by less than 1% ($3.0 million) to $1.422 billion from $1.425 billion.

     Interest expense, incurred on borrowing used to fund finance receivables, decreased by 22% to $33.9 million in fiscal 2004 from $43.5 million in fiscal 2003. The decrease resulted from the lower weighted average cost of funds and, to a lesser extent, the 3% ($27.0 million) decrease in average debt. Lower market interest rates, $143.3 million of fixed rate term notes swapped to significantly lower floating rates and, to a lesser extent, the maturity of high fixed rate term notes reduced the weighted average cost of funds to 3.3% in fiscal 2004 from 4.1% in fiscal 2003.

     Net finance income before provision for credit losses on finance receivables decreased by 3% to $84.4 million in fiscal 2004 from $86.7 million in fiscal 2003. Net interest margin (net finance income before provision for credit losses expressed as a percentage of average finance receivables outstanding) decreased to 5.9% in fiscal 2004 from 6.1% in fiscal 2003. The decrease resulted from the effects of continued low market interest rates.

     The provision for credit losses on finance receivables decreased to $9.8 million in fiscal 2004 from $12.0 million in fiscal 2003 due to the decrease in net charge-offs. The provision for credit losses is the amount required to change the allowance for credit losses to the appropriate estimated level. Net charge-offs (write-downs of finance receivables less recoveries) decreased to $9.5 million in fiscal 2004 from $12.4 million in fiscal 2003. The loss ratio (net charge-offs expressed as an annual percentage of average finance receivables) decreased to 0.67% in fiscal 2004 from 0.87% in fiscal 2003. Net charge-offs decreased due to fewer non-accrual receivables and improved equipment resale values.

     Salaries and other expenses increased by less than 1% to $23.5 million in fiscal 2004 from $23.4 million in fiscal 2003. The increase resulted from higher costs of being a public company offset by cost savings from the reduction in non-performing assets and, to a lesser extent, decreased salary expense due to the effect of work force reductions exceeding salary increases. The expense ratio (salaries and other expenses expressed as a percentage of average finance receivables outstanding) was 1.6% in fiscal 2004 and 2003.

     The provision for income taxes increased to $19.9 million in fiscal 2004 from $19.5 million in fiscal 2003 resulting from the increase in earnings before income taxes. Our effective tax rate was 39.0% in fiscal 2004 and 39.4% in fiscal 2003.

     Diluted earnings per share increased by 4% to $1.72 per share in fiscal 2004 from $1.65 per share in fiscal 2003, and basic earnings per share increased by 5% to $1.75 per share in fiscal 2004 from $1.67 per share in fiscal 2003. Diluted and basic earnings per share for fiscal 2003 excluding the after-tax loss on redemption of convertible debt were $1.71 and $1.74, respectively.

     The amounts of net earnings and diluted and basic earnings per share excluding the fiscal 2003 $1.1 million after-tax convertible debt redemption loss are non-GAAP financial measures. We believe these amounts are useful to investors in comparing our fiscal 2004 and fiscal 2003 operating results. This non-recurring loss resulted from our redemption of 4.5% convertible subordinated notes. The notes were redeemed to eliminate their dilutive effect.


Comparison of Fiscal 2003 to Fiscal 2002

      ==================================================================================================
      ($ in millions, except per
      share amounts)                           Fiscal 2003    Fiscal 2002     $ Change        % Change
      ==================================================================================================
      Finance income                           $   130.2      $   138.8      $    (8.6)             (6)%
      Interest expense                              43.5           51.0           (7.5)            (15)
      Net finance income before provision
         for credit losses                          86.7           87.8           (1.1)             (1)
      Provision for credit losses                   12.0            5.6            6.4             113
      Salaries and other expenses                   23.4           21.0            2.4              11
      Loss on redemption of debt                     1.7             --            1.7              --
      Provision for income taxes                    19.5           24.1           (4.6)            (19)
      Net earnings                                  30.1           37.1           (7.0)            (19)

      Diluted earnings per share                    1.65           1.99          (0.34)            (17)
      Basic earnings per share                      1.67           2.23          (0.56)            (25)
      ==================================================================================================

      Net earnings decreased by 19% to $30.1 million in fiscal 2003 from $37.1 million in fiscal 2002. Excluding the $1.7 million loss on the redemption of convertible debt in fiscal 2003 ($1.1 million after-tax), net earnings decreased by 16% to $31.2 million in fiscal 2003. The decrease was due to (i) a higher provision for losses on finance receivables, increased costs and reduced finance income resulting from a higher level of non-performing assets, (ii) the effects of continued low market interest rates and, to a lesser extent, (iii) increased costs of being a public company. These factors were partially offset by (i) the increase in average finance receivables outstanding, (ii) reduced interest expense from the conversion of $35.0 million of debt into equity and, to a lesser extent, (iii) lower salary expense.

     Finance income decreased by 6% to $130.2 million in fiscal 2003 from $138.8 million in fiscal 2002. The decrease resulted from the lower net yield of finance receivables from continued low market interest rates and, to a lesser extent, increased non-accrual finance receivables. These factors were partially offset by the 4% ($57.0 million) increase in average finance receivables outstanding to $1.425 billion in fiscal 2003 from $1.368 billion in fiscal 2002.

     Interest expense decreased by 15% to $43.5 million in fiscal 2003 from $51.0 million in fiscal 2002. The decrease resulted from lower average market interest rates and the August 2002 debt conversion/redemption. These factors were partially offset by the 3% ($32.0 million) increase in average debt outstanding (excluding the conversion of $35.0 million of debt into equity).

     Net finance income before provision for credit losses on finance receivables decreased by 1% to $86.7 million in fiscal 2003 from $87.8 million in fiscal 2002. Net interest margin decreased to 6.1% in fiscal 2003 from 6.3% in fiscal 2002. The decrease resulted from the effects of continued low market interest rates and the increase in non-accrual finance receivables. These factors were partially offset by the effect of the decrease in leverage.

     The provision for credit losses on finance receivables increased to $12.0 million in fiscal 2003 from $5.6 million in fiscal 2002 due to increased net charge-offs. The increase in net charge-offs resulted from higher amounts of non-performing assets, declining equipment values, a weak resale market and general economic conditions. The loss ratio increased to 0.87% in fiscal 2003 from 0.24% in fiscal 2002.

     Salaries and other expenses increased by 11% to $23.4 million in fiscal 2003 from $21.0 million in fiscal 2002. The increase resulted from increased costs associated with higher amounts of non-performing assets and, to a lesser extent, increased costs of being a public company. These factors were partially offset by decreased salary expense due to the effect of work force reductions exceeding salary increases. The expense ratio increased to 1.6% in fiscal 2003 from 1.5% in fiscal 2002. The increase resulted from the increase in expenses, partially offset by the increase in average finance receivables outstanding.

     The provision for income taxes decreased to $19.5 million in fiscal 2003 from $24.1 million in fiscal 2002 resulting from the decrease in earnings before income taxes. Our effective tax rate was 39.4% in fiscal 2003 and 2002.

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

RECEIVABLE PORTFOLIO AND ASSET QUALITY

     This section discusses trends and characteristics of our finance receivables and our approach to managing credit risk. A key part of this section is asset quality. Asset quality statistics measure our underwriting standards, skills and policies/procedures and can indicate the direction and levels of future charge-offs.

      ===============================================================================================
      ($ in millions)                    Fiscal 2004     Fiscal 2003        $ Change        % Change
      ===============================================================================================
      Finance receivables                  $ 1,460.9       $ 1,415.5        $   45.4               3%
      Allowance for credit losses               24.1            23.8             0.3               1
      Net charge-offs                            9.5            12.4            (2.9)            (23)
      Non-performing assets                     32.4            62.6           (30.2)            (48)
      Delinquent finance receivables            15.0            22.2            (7.2)            (32)

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses               1.65%           1.68%
      Net charge-offs                           0.67            0.87
      Non-performing assets                     2.22            4.42
      Delinquent finance receivables            1.03            1.57
      ===============================================================================================

     Finance receivables outstanding increased by 3% ($45.4 million) to $1.461 billion at July 31, 2004 from $1.415 billion at July 31, 2003. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and direct financing leases. At July 31, 2004, 86% ($1,255.5 billion) of finance receivables were loans and 14% ($205.4 million) were leases.

     Finance receivables originated in fiscal 2004 and 2003 were $791 million and $696 million, respectively. Finance receivables collected in fiscal 2004 and 2003 were $721 million and $694 million, respectively. Originations increased due to greater demand for domestic equipment financing.

     Maintaining the credit quality of our portfolio is our primary focus.
We manage our credit risk by using disciplined and established underwriting policies and procedures, by closely monitoring our portfolio and by skillfully handling non-performing accounts. Our underwriting policies and procedures require obtaining a first lien on equipment financed or leased.
We focus on financing equipment that has an economic life exceeding the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. Securing our receivables with such equipment can mitigate potential charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advanced payments and/or hold back a portion of the amount financed. We do not finance/lease aircraft and railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

     The allowance for credit losses was $24.1 million at July 31, 2004 and $23.8 million at July 31, 2003. The allowance level was 1.65% and 1.68% of finance receivables at July 31, 2004 and at July 31, 2003, respectively. We periodically review the allowance to determine that its level is appropriate. The allowance level may decline further if our asset quality statistics continue to improve and remain at favorable levels.

     Net charge-offs of finance receivables (write-downs less recoveries) decreased to $9.5 million in fiscal 2004 from $12.4 million in fiscal 2003 and the loss ratio decreased to 0.67% from 0.87%. Net charge-offs have been decreasing due to fewer non-performing assets and improved economic conditions and equipment resale values.

     Non-performing assets comprise non-accrual finance receivables and repossessed equipment (assets received to satisfy receivables) as follows (in millions):

      ==========================================================================
      July 31,                                                 2004         2003
      ==========================================================================
      Non-accrual finance receivables                       $  29.2      $  42.9
      Repossessed equipment                                     3.2         19.7
      --------------------------------------------------------------------------
           Total non-performing assets                      $  32.4      $  62.6
      ==========================================================================

      Delinquent finance receivables (transactions with a contractual payment 60 or more days past due) were $15.0 million (1.0% of total finance receivables) at July 31, 2004 compared to $22.2 million (1.6% of total finance receivables) at July 31, 2003.

     Our asset quality statistics improved markedly during fiscal 2004 due to improved conditions in the economy and the industries we finance.
Repossessed equipment and delinquencies have fallen below expected levels. Therefore, further improvement in these measures is not expected. Non-accrual finance receivables may decline further due to better payment performance (decreases in non-accrual receivables typically trail decreases in delinquencies since several months of payment performance is required to reclassify a receivable to accrual status) and fewer bankruptcies. At July 31, 2004, approximately 70% of non-accrual finance receivables were not delinquent. The level of net charge-offs may also continue to improve because of fewer non-performing assets, improved equipment values and higher rates of recoveries. Reductions in net charge-offs and non-accrual receivables would have a positive effect on earnings through decreases in the provision for credit losses and by increasing finance income.

     Although our asset quality statistics continue to improve, we are concerned about how the significant increases in oil prices and increases in interest rates will affect our portfolio. Gasoline and interest are significant expenses for a majority of our customers and the increases in these costs could significantly impact their operating cash flows and their ability to remit payments to us. In addition, we have several customers that owe us over $5.0 million. If one or more of these customers' accounts become delinquent, impaired or repossessed, our asset quality statistics could worsen even though the overall trend for the portfolio may remain positive. These factors could reverse the current direction of our asset quality statistics.

     Finance receivables reflect certain industry and geographic concentrations of credit risk. These concentrations arise from counterparties having similar economic characteristics that could cause their ability to meet their contractual obligations to be similarly affected by changes in economic or other conditions. At July 31, 2004, the major industry concentrations were construction related-41%, road transportation-36%, waste services-11% and manufacturing-6%. Manufacturing accounted for 11% of our finance receivables at July 31, 2003. In fiscal 2004, we significantly reduced our originations of manufacturing receivables based on their past performance. At July 31, 2004, the U.S. regional geographic concentrations were Southeast-29%, Southwest-24%, Northeast-19%, West-15% and Central-13%.

     Our underwriting policies limit our credit exposure with any single customer. At July 31, 2004, this limit was $20.5 million. Our largest and ten largest customer(s) accounted for $12.1 million (0.8%) and $82.3 million (5.6%), respectively, of total finance receivables at July 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

     This section describes our needs for substantial amounts of capital (debt and equity), our approach to managing liquidity and our current funding sources. Key indicators are leverage, available ongoing liquidity and credit ratings. At July 31, 2004, our credit rating was raised and our leverage was low by finance company standards. We also had ample liquidity available and the maturities of our term debt were staggered and exceed the maturities of our finance receivables.

     Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay maturing debt. To ensure that we have adequate liquidity; we periodically project our financing needs based on estimated receivables growth and maturing debt, we closely monitor capital markets and we diversify our funding sources. We may obtain funds from many sources, including operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, committed unsecured revolving credit facilities, dealer placed and directly issued commercial paper and sales of common and preferred equity. We believe that our sources of liquidity are well diversified. We are not dependent on any funding source or on any credit provider.

     At July 31, 2004, we had $263.4 million of available funding sources; $224.4 million of unused bank credit facilities (after taking commercial paper outstanding into account) and $39.0 million of an unused securitization facility. We can also obtain an additional $215.4 million of asset securitization financings. We believe, but cannot assure, that sufficient liquidity is available to us to support our future operations and growth.

     Our term debt is rated 'BBB+' by Fitch and commercial paper issued by our major operating subsidiary ($87.7 million at July 31, 2004) is rated 'F2' by Fitch. Our access to capital markets at competitive rates is partly dependent on these investment grade credit ratings.

     The subsidiary's debt agreements contain restrictive covenants including limitations on indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements contain a material adverse change clause.

     Total debt increased by 5% ($51.4 million) to $1.094 billion at July 31, 2004 from $1.042 billion at July 31, 2003 and stockholders' equity decreased by 4% ($12.5 million) to $303.9 million at July 31, 2004 from $316.4 million at July 31, 2003 due to the repurchase of $50.0 million of common stock in April 2004. As a result, leverage (debt-to-equity ratio) increased to 3.6 at July 31, 2004 from 3.3 at July 31, 2003, but remains relatively low for a finance company. This allows for substantial asset growth because credit providers typically are more willing to lend to companies with low leverage. Historically, our leverage has not exceeded 5.5.

      Debt comprised the following ($ in millions):

      =======================================================================================================
                                                               July 31, 2004                   July 31, 2003
                                                   ==========================================================
                                                      Amount         Percent           Amount        Percent
      =======================================================================================================
      Term notes                                   $   520.0              48%       $   597.0             57%
      Asset securitization financings                  286.0              26            325.0             31
      Convertible debentures                           175.0              16               --             --
      Commercial paper                                 103.6               9            111.6             11
      Borrowings under bank credit facilities           12.0               1             11.4              1
      -------------------------------------------------------------------------------------------------------
              Total principal                        1,096.6             100%         1,045.0            100%
      Fair value adjustment of hedged debt              (2.9)                            (2.7)
      -------------------------------------------------------------------------------------------------------
               Total debt                          $ 1,093.7                        $ 1,042.3
      =======================================================================================================

Term Notes

     In August 2003 and April 2004, we repaid the following fixed rate term notes at maturity: $17.0 million with an 8.89% rate and $65.0 million with a 7.05% rate, respectively. In September 2003, we issued a $5.0 million floating rate term note to a bank maturing in December 2004. In April 2004, we canceled our $200.0 million medium term note program established in fiscal 2000 after the last outstanding note issued under the program was repaid. $97.0 million of the program was left unused. At July 31, 2004, the $520.0 million of term notes comprised $475.0 million of private placements and medium term notes issued to insurance companies and $45.0 million of bank term loans.

Asset Securitization Financings

     We have a $325.0 million asset securitization facility. The facility has a one-year term and expires in April 2005 subject to renewal. The facility has been renewed three times since it was established in July 2001. Borrowings under the facility are limited to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. Upon expiration and non-renewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly in amounts equal to collections of securitized receivables less interest incurred. Currently, we would exercise the conversion option upon non-renewal. Based on the contractual payments of the $347.9 million of securitized receivables at July 31, 2004, the term debt would be fully repaid by September 2006.

     The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables outstanding to be securitized; approximately $577.0 million at July 31, 2004. Therefore, we could securitize an additional $229.1 million of finance receivables at July 31, 2004. Borrowings are limited to 94% of securitized receivables. In April 2004, we repaid $39.0 million of securitization borrowings with proceeds from the convertible debentures.

Commercial Paper

     We issue commercial paper directly and through a $350.0 million program. Commercial paper is unsecured and matures between 1 and 270 days. We have not obtained commitments from any purchaser of our commercial paper for additional or future purchases. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. We are required (as a condition of our credit rating) to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding. Therefore, at July 31, 2004, the combined amount of commercial paper and bank borrowings outstanding was limited to $340.0 million ($115.6 was outstanding at July 31, 2004).

Bank Credit Facilities

      At July 31, 2004, we had $340.0 million of committed unsecured revolving credit facilities from eight banks (a $45.0 million decrease from July 31, 2003). This includes $202.5 million of facilities with original terms ranging from two to five years and $137.5 million of facilities with an original term of one year. At July 31, 2004, $12.0 million was outstanding, with a maturity of three days, under a multi-year facility. These facilities range from $10.0 million to $45.0 million. The multi-year facilities expire as follows ($ in millions):

      ==================================================
      Fiscal:      2005           2006             2007
      ==================================================
                  $10.0          $75.0           $117.5
                      5%            37%              58%
      ==================================================

      These facilities provide us with a dependable, low-cost source of funds and support for our commercial paper program. We can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may or may not be renewed upon expiration.

      Bank credit facility activity follows ($ in millions):

      ==============================================================================================
                                          Year Ended July 31, 2004          Year Ended July 31, 2003
                                          ==========================================================
                                              Amount    # of Banks              Amount    # of Banks
      ==============================================================================================
      Total at beginning of year             $ 385.0            10              $425.0            13
      New                                       70.0             2                50.0             1
      Expired not renewed                     (135.0)            5               (90.0)            6
      Increases                                 20.0             2                  --            --
      ----------------------------------------------                            ------
           Total at end of year              $ 340.0             8              $385.0            10
      ==============================================================================================
      Renewed at expiration                  $ 135.0             4              $150.0             4
      ==============================================================================================

      Information on the combined amounts of commercial paper and bank borrowings follows (in millions):

      ==============================================================================================
      Fiscal:                                               2004              2003              2002
      ==============================================================================================
      Maximum outstanding during the year                 $178.6            $269.5            $376.9
      Average outstanding during the year                  112.7             199.7             317.7
      Outstanding at year end                              115.6             123.0             295.4
      ==============================================================================================

Contractual Obligations

     Our long-term contractual obligations and other pertinent information at July 31, 2004 are summarized as follows ($ in millions):

      ==============================================================================================
                                                                              Payments Due by Period
                                            ========================================================
                                                     Less than                             More than
                                             Total      1 year   2-3 years     4-5 years     5 years
      ==============================================================================================
      Term notes                            $520.0      $107.8    $  173.0      $  194.2    $   45.0
      Convertible debentures                 175.0        --          --           175.0        --
      Operating leases                         5.0         1.1         2.0           1.2         0.7
      Other long-term liabilities
           reflected on the balance
           sheet under GAAP                    2.2         0.5         1.2           0.5        --
      ----------------------------------------------------------------------------------------------
               Total payments               $702.2      $109.4    $  176.2      $  370.9    $   45.7
      ==============================================================================================
      Percentage                               100%         16%         25%           53%          6%
      ==============================================================================================
      Other debt                            $401.6      $401.6        --            --          --
      ==============================================================================================
      Cumulative payments                               $511.0    $  687.2      $1,058.1    $1,103.8
      ==============================================================================================
      Cumulative scheduled collections
           of finance receivables                       $556.8    $1,251.7      $1,441.0    $1,460.9
      ==============================================================================================

     The weighted average maturity of our term debt (term notes and convertible debentures) was 3.2 years at July 31, 2004 and 2003. Term notes and convertible debentures are discussed in Note 3 to the Consolidated Financial Statements and operating leases in Note 10. Other long-term liabilities represent deferred compensation. Other debt includes asset securitization financings, commercial paper and bank borrowings that are due within one year. As shown above, on a cumulative basis for each period, scheduled collections of finance receivables exceed cumulative payments under contractual obligations.

Stockholders' Equity

      In fiscal 2004, we acquired 1.66 million shares of our common stock for $55.5 million. We increased the amount available under our stock repurchase program by $6.8 million in fiscal 2004 and amended the program to include repurchases of convertible debentures. At July 31, 2004, $20.0 million was available under the program.


MARKET INTEREST RATE RISK AND SENSITIVITY

     This section discusses how changes in market interest rates can affect our profitability and discusses our approach to managing interest rate risk.

     Our earnings are sensitive to fluctuations in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates and the prime rate). Changes in these rates affect our finance income and interest expense. Rate increases would reduce earnings and rate decreases would increase earnings because floating rate debt (includes short-term debt) significantly exceeds floating rate finance receivables. When market interest rates rise, the resulting increase in interest expense would significantly exceed the resulting increase in finance income. Conversely, when market interest rates decline, the resulting decrease in interest expense would significantly exceed the resulting decrease in finance income. These effects would diminish over time. In addition, since our interest earning assets exceed our interest bearing liabilities, eventually, lower market interest rates would reduce earnings (this is occurring currently) and higher rates would increase earnings. These broad statements do not take into account the effects of economic and other conditions that could accompany interest rate fluctuations.

     Our earnings are subject to the risk of rising interest rates at July 31, 2004 because of our high ratios of fixed rate receivables and floating rate debt (floating rate debt exceeded floating rate receivables by $664.0 million as shown in the table below). This risk is mitigated by the terms and prepayment experience of our receivables. Finance receivables provide for monthly payments over relatively short periods of two to five years and are accelerated by prepayments. At July 31, 2004, $520.8 million (38%) of fixed rate finance receivables are scheduled to be collected within one year and the weighted average remaining maturity of fixed rate finance receivables is under two years. We do not match the maturities of our debt to our finance receivables.

      ============================================================================================
                                                    Fixed Rate          Floating Rate
                                           ==========================================
      ($ in millions)                        Amount    Percent      Amount    Percent        Total
      --------------------------------------------------------------------------------------------
      Finance receivables                  $1,387.4         95%   $   73.5          5%    $1,460.9
      ============================================================================================

      Debt                                 $  356.2         33%   $  737.5         67%    $1,093.7
      Stockholders' equity                    303.9        100          --         --        303.9
      --------------------------------------------------------------------------------------------
                Total debt and equity      $  660.1         47%   $  737.5         53%    $1,397.6
      ============================================================================================

     At July 31, 2004, floating rate debt (asset securitization financings, floating rate term notes, fixed rate term notes swapped to floating rates, commercial paper and bank borrowings) reprices (interest rate changes) as follows: $388.9 million (53%) within one month; $316.9 million (43%), within the following two months and the remainder, $31.7 million (4%), within the following six months. The repricing periods of floating rate debt follow ($ in millions):

      ============================================================================================
                                                 Balance at
                                              July 31, 2004        Repricing Frequency
      ============================================================================================
      Asset securitization financings                $286.0        monthly
      Floating rate notes                             195.5        quarterly
      Floating rate swaps of fixed rate notes         143.3        semi-annually
      Commercial paper                                103.6        1 to 270 days (23 day average)
      Bank borrowings                                  12.0        generally daily
      ============================================================================================

     We quantify interest rate risk by calculating the effect on net earnings of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. At July 31, 2004, such a hypothetical adverse change in rates would reduce annual net earnings by approximately $2.2 million. We believe this is an acceptable level of risk when compared to the lower interest costs of floating rate debt as opposed to fixed rate debt. In fiscal 2004, the weighted average rate of floating rate debt was 4.2% (420 basis points) lower than the weighted average rate of fixed rate debt. Actual future changes in market interest rates and the effect on net earnings may differ materially due to changes in finance receivable and debt repricing structures. In addition, other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

     We monitor and manage our exposure to market interest rate fluctuations through risk management procedures that include using certain derivative financial instruments and changing the proportion of our fixed rate term debt versus our floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on certain debt obligations. We do not speculate with nor trade derivatives.

     In fiscal 2004, we entered into two interest rate swap agreements with a total notional amount of $55.8 million. We designated them as fair value hedges of $24.5 million of 4.37% fixed rate notes due in April 2008 and $31.3 million of 6.23% fixed rate notes due in August 2007. The swaps expire on the notes' maturity dates. The swaps effectively converted the fixed rate notes to floating rates.

     At July 31, 2004, fixed rate notes swapped to floating rates totaled $143.3 million. Under the terms of the swaps, we receive fixed rates equal to the rates on the respective hedged notes and pay floating rates indexed to six-month LIBOR (2.0% at July 31, 2004). The swaps reduced interest expense by $2.6 million in fiscal 2004. This amount is expected to be lower in fiscal 2005 due to increases in market interest rates. The weighted average receive rate (4.9%) exceeded the current weighted average pay rate (3.0%) by 190 basis points (1.9%) at July 31, 2004. Terms of the swaps follow ($ in millions):

      ===================================================================================================
                        Expiration       Notional          Receive     July 31, 2004
      Issue Date        Date               Amount             Rate          Pay Rate         Reprice Date
      ===================================================================================================
      April 2003        April 2010          $12.5             4.96%             2.49%        October 2004
      July 2003         April 2008           25.0             4.37              2.13         October 2004
      July 2003         June 2008            12.5             4.37              2.82         October 2004
      July 2003         June 2008            25.0             4.37              2.63         October 2004
      July 2003         June 2010            12.5             4.96              2.80         October 2004
      August 2003       April 2008           24.5             4.37              2.03         October 2004
      April 2004        August 2007          31.3             6.23              5.14         January 2005
      ===================================================================================================

     The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability.

      ===================================================================================================
      Years Ended July 31,                                         2004           2003              2002
      ===================================================================================================
      Net yield of finance receivables                              8.3%           9.1%             10.1%
      Weighted average cost of borrowed funds                       3.3            4.1               4.8
      ---------------------------------------------------------------------------------------------------
               Net interest spread                                  5.0%           5.0%              5.3%
      ===================================================================================================

     The net yield of finance receivables continued to decline during fiscal 2004 since yields obtained on new receivables were lower than yields on receivables collected. This was caused by the extended period of low interest rates. The net yield is expected to decline further in fiscal 2005 (but to a lesser extent) although yields obtained on new receivables improved for the first time in over three years at the end of fiscal 2004.

     The decline in yield was offset by the decline in the average cost of funds in fiscal 2004. The average cost of funds declined due to (i) the effects of $143.3 million of fixed rate notes swapped to significantly lower floating rates, (ii) $295.0 million of term notes bearing high fixed interest rates repaid at maturity during the last two years and (iii) the reduction of short-term borrowing costs resulting from lower average market interest rates. Short-term market interest rates started to increase during the fourth quarter of fiscal 2004. These and any future increases in short-term rates will increase our average cost of funds as our floating rate debt reprices. The full impact of recent rate increases will occur in the second quarter of fiscal 2005 after all of our floating rate debt and swaps have repriced.

NEW ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities- -an interpretation of ARB No. 51." FIN No. 46R replaced FIN No. 46 issued in January 2003. FIN No. 46R requires variable interest entities to be consolidated by the primary beneficiary (the entity at risk for a majority of the expected losses or receiving a majority of the expected residual returns of the variable interest entity). We adopted FIN No. 46R on January 31, 2004. Prior to the adoption of FIN No. 46R, we consolidated fully one variable interest entity (a special purpose entity we established for our asset securitization facility). The consolidation of this entity was not affected by the adoption of FIN No. 46R. The adoption of FIN No. 46R did not have a material impact on our results of operations or financial position.

    	On September 30, 2004, the Emerging Issues Task Force ("EITF") Issued EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF No. 04-8 eliminates the exclusion of convertible debentures with a contingent conversion feature from the computation of diluted earnings per share. Therefore, when effective, commencing with our fiscal quarter ending January 31, 2005, our convertible debentures would reduce diluted earnings per share as described in Note 7 to the Consolidated Financial Statements unless we elect to irrevocably fix the payment of the principal amount of converted debentures in cash. We will decide whether to make this election in our fiscal quarter ending January 31, 2005.


FORWARD-LOOKING STATEMENTS

     Certain statements in this document may include the words or phrases
"can be," "expects," "may," "may affect," "may depend," "believe,"
"estimate," "intend," "could," "should," "would," "if" and similar words and phrases that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including, without limitation, (i) the ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in finance receivables and the adequacy of the allowance for credit losses, (iii) changes in market interest rates, (iv) changes in economic, financial, and market conditions, (v) changes in competitive conditions and
(vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and we are not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7, Market Interest Rate Risk and Sensitivity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Financial Federal Corporation:

We have audited the accompanying consolidated balance sheets of Financial Federal Corporation and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Federal Corporation and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP
------------------
New York, New York
September 24, 2004

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

=================================================================================================================
July 31,                                                                                   2004              2003
=================================================================================================================
ASSETS
Finance receivables                                                                 $ 1,460,909       $ 1,415,489
Allowance for credit losses                                                             (24,081)          (23,754)
-----------------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                        1,436,828         1,391,735
Cash                                                                                      6,981             8,015
Other assets                                                                             20,109            26,332
-----------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                              $ 1,463,918       $ 1,426,082
=================================================================================================================

LIABILITIES
Debt:
     Long-term ($6,100 at July 31, 2004 and $9,080 at July 31, 2003
        due to related parties)                                                     $   826,650       $   775,023
     Short-term                                                                         267,050           267,253
Accrued interest, taxes and other liabilities                                            44,928            42,337
Deferred income taxes                                                                    21,400            25,073
-----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                1,160,028         1,109,686
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                                      --                --
Common stock - $.50 par value, authorized 100,000 shares,
     shares issued and outstanding: 17,269 (net of 1,672 treasury shares)
     at July 31, 2004 and 18,483 (net of 149 treasury shares) at July 31, 2003            8,634             9,242
Additional paid-in capital                                                              101,920           105,464
Retained earnings                                                                       193,336           201,690
-----------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                         303,890           316,396
-----------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 1,463,918       $ 1,426,082
=================================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)

====================================================================================================
Years Ended July 31,                                                2004          2003          2002
====================================================================================================
Finance income                                                  $118,305      $130,247      $138,777
Interest expense                                                  33,900        43,534        51,007
----------------------------------------------------------------------------------------------------

     Net finance income before provision for credit losses
        on finance receivables                                    84,405        86,713        87,770

Provision for credit losses on finance receivables                 9,800        11,950         5,600
----------------------------------------------------------------------------------------------------

     Net finance income                                           74,605        74,763        82,170

Salaries and other expenses                                       23,458        23,391        21,028
Loss on redemption of convertible debt                                --         1,737            --
----------------------------------------------------------------------------------------------------

     Earnings before income taxes                                 51,147        49,635        61,142

Provision for income taxes                                        19,957        19,547        24,074
----------------------------------------------------------------------------------------------------

          NET EARNINGS                                          $ 31,190      $ 30,088      $ 37,068
====================================================================================================

EARNINGS PER COMMON SHARE:
          Diluted                                               $   1.72      $   1.65      $   1.99
====================================================================================================
          Basic                                                 $   1.75      $   1.67      $   2.23
====================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

=============================================================================================================
                                                                Common Stock - $.50 Par Value
                                                         ====================================
                                                                                   Additional
                                                                                      Paid-in        Retained
                                                         Shares     Par Value         Capital        Earnings
=============================================================================================================
BALANCE AT JULY 31, 2001                                 16,540       $ 8,270       $  62,921       $ 135,220
     Employee stock plans:
        Shares issued                                       832           416           2,809              --
        Compensation recognized                              --            --           1,473              --
        Tax benefits                                         --            --             369              --
     Other                                                   --            --              23              --
     Net earnings                                            --            --              --          37,068
-------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2002                                 17,372         8,686          67,595         172,288
     Conversion of subordinated debt                      1,159           580          34,437              --
     Repurchases of common stock (43 shares
        retired and 12 shares held in treasury)             (55)          (27)           (562)           (686)
     Employee stock plans:
        Shares issued                                       140            70           1,249              --
        Shares canceled                                    (133)          (67)             67              --
        Compensation recognized                              --            --           2,546              --
        Tax benefits                                         --            --             132              --
     Net earnings                                            --            --              --          30,088
-------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2003                                 18,483         9,242         105,464         201,690
     Repurchases of common stock (142 shares
        retired and 1,523 shares held in treasury)       (1,665)         (833)        (15,153)        (39,544)
     Employee stock plans:
        Shares issued                                       451           225           7,399              --
        Compensation recognized                              --            --           2,447              --
        Tax benefits                                         --            --           1,763              --
     Net earnings                                            --            --              --          31,190
-------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2004                                 17,269       $ 8,634       $ 101,920       $ 193,336
=============================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

===========================================================================================================================
Years Ended July 31,                                                                   2004            2003            2002
===========================================================================================================================
Cash flows from operating activities:
     Net earnings                                                                 $  31,190       $  30,088       $  37,068
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for credit losses on finance receivables                            9,800          11,950           5,600
        Depreciation and amortization                                                17,811          17,717          13,934
        Loss on redemption of convertible debt                                           --           1,737              --
        Deferred income taxes                                                        (3,673)         (5,482)          1,468
        Decrease (increase) in other assets                                           9,966          (3,473)         (1,008)
        Increase (decrease) in accrued interest, taxes and other liabilities          2,420          (4,783)         (8,234)
        Tax benefits from stock plans                                                 1,763             132             369
---------------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                             69,277          47,886          49,197
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables originated                                                (791,009)       (696,300)       (804,779)
     Finance receivables collected                                                  721,384         694,282         650,400
---------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                (69,625)         (2,018)       (154,379)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Commercial paper, net (decrease) increase                                       (7,960)       (115,606)         83,349
     Bank borrowings, net increase (decrease)                                           555         (56,785)        (90,830)
     Proceeds from convertible debentures                                           175,000              --              --
     (Repayments of) proceeds from asset securitization financings                  (39,000)        100,000         100,000
     Proceeds from term notes                                                         5,000         300,000         105,000
     Repayments of term notes                                                       (82,000)       (213,000)        (98,721)
     Redemptions of subordinated debt                                                    --         (59,598)             --
     Deferred debt issuance costs                                                    (4,375)             --              --
     Repurchases of common stock                                                    (51,591)         (1,275)             --
     Proceeds from stock option exercises                                             3,685           1,319           3,225
---------------------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by financing activities                     (686)        (44,945)        102,023
---------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                                      (1,034)            923          (3,159)
Cash - beginning of year                                                              8,015           7,092          10,251
---------------------------------------------------------------------------------------------------------------------------
CASH - END OF YEAR                                                                $   6,981       $   8,015       $   7,092
===========================================================================================================================
Supplemental disclosures of cash flow information:
     Interest paid                                                                $  35,598       $  47,121       $  52,781
===========================================================================================================================
     Income taxes paid                                                            $  32,643       $  22,130       $  22,177
===========================================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - Summary of Significant Accounting Policies

Description of Business

     Financial Federal Corporation provides collateralized lending, financing and leasing services nationwide to middle-market businesses in the general construction, road and infrastructure construction and repair, road transportation, waste disposal and manufacturing industries. We lend against, finance and lease a wide range of new and used revenue-producing/essential-use equipment such as cranes, earth movers, machine tools, personnel lifts, trailers and trucks.

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules of the Securities and Exchange Commission. In our opinion, the consolidated financial statements include all adjustments necessary to present fairly our financial position and results of operations for the periods presented therein.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Financial Federal Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Income Recognition

     Finance income is recognized over the term of receivables using the interest method. Income recognition is suspended on finance receivables that we consider impaired (full collection of principal and interest being doubtful). This typically occurs when (i) a contractual payment is 90 days or more past due, (ii) the counterparty becomes the subject of a bankruptcy proceeding or (iii) the underlying collateral is being liquidated. Income recognition may be resumed when we believe that full collection of all amounts contractually due is probable. Any collections on impaired receivables are first applied to the recorded investment.

Allowance for Credit Losses

     The allowance for credit losses on finance receivables is an estimate of losses inherent in our finance receivables. A general provision for credit losses on finance receivables is recorded in an amount to adjust the allowance for credit losses to a level that we consider appropriate. The allowance is a significant estimate that we determine based on total finance receivables, net charge-offs, non-accrual/delinquent finance receivables and our current assessments of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties we may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. Changes in the allowance level may be necessary based on unexpected changes in these factors.

     Impaired finance receivables are written-down by a charge to the allowance for credit losses when all amounts contractually due are not expected to be collected from the combination of the obligor/lessee and the liquidation of the underlying collateral. Write-downs subsequently recovered are credited to the allowance. Assets received to satisfy finance receivables are initially written-down to their current estimated fair value less selling costs by a charge to the allowance for credit losses and any subsequent write-downs and recoveries are reflected in operating income.

Stock-Based Compensation

     We continue to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. Under APB No. 25, we do not record compensation expense for our stock options. If we applied the expense recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded for stock options based on their fair value computed with an option-pricing model. The effect on net earnings and earnings per share had we recorded compensation expense under SFAS No. 123 follows:

      ===================================================================================================
      Years Ended July 31,                                       2004              2003              2002
      ===================================================================================================
      Net earnings, as reported                               $31,190           $30,088           $37,068
      Add: Compensation expense recorded for
           stock awards (after-tax)                             1,496             1,568               910
      Deduct: Total stock-based compensation
           expense determined under fair value
           based method for all awards (after-tax)             (3,434)           (3,536)           (3,113)
      ---------------------------------------------------------------------------------------------------
               Pro forma net earnings                         $29,252           $28,120           $34,865
      ===================================================================================================
      Diluted earnings per common share:
               As reported                                    $  1.72           $  1.65           $  1.99
               Pro forma                                         1.62              1.55              1.90
      ===================================================================================================
      Basic earnings per common share:
               As reported                                    $  1.75           $  1.67           $  2.23
               Pro forma                                         1.64              1.56              2.09
      ===================================================================================================

     We estimated the following weighted average grant date fair values for options granted using the Black-Scholes option-pricing model based on the following assumptions:

      ===================================================================================================
      Years Ended July 31,                                       2004              2003              2002
      ===================================================================================================
      Weighted average grant date fair value                  $ 11.08           $  7.02           $  8.89
      Assumptions:
         Weighted average risk-free interest rate                 2.5%              2.5%              3.3%
         Expected stock price volatility rate                      37%               38%               37%
         Weighted average expected life of options
            granted (in years)                                    4.2               3.9               4.2
      ===================================================================================================

Earnings Per Common Share

     Basic earnings per share is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is net earnings plus the after-tax interest cost of dilutive convertible debt (if required), divided by the weighted average number of common shares plus potential common shares from the assumed conversion of dilutive securities outstanding during the period. Dilutive securities comprise stock options, restricted stock, stock units, and convertible notes/debentures.

Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement and tax return bases of assets and liabilities using enacted tax rates. Deferred tax expense is the net change in deferred tax assets and liabilities during the year. We are not a party to any income tax shelters.

Derivative Financial Instruments

     We use derivative financial instruments to manage our exposure to the effects of changes in market interest rates on our debt. We do not speculate with nor trade derivatives. Derivatives are recorded as an asset or liability at their fair value. For derivatives that are designated as a fair value hedge, the hedged asset or liability is also recorded at its fair value (to the extent of the change in the fair value of the derivative) and any changes in the fair value of the derivative and the hedged asset or liability are recorded in earnings. The changes in the fair value of the derivative designated as a fair value hedge and the hedged asset or liability will offset in correlation to the effectiveness of the hedging relationship. If certain conditions are met, these changes will offset exactly.

     Derivatives designated as a hedge must be linked to a specific asset, liability or firm commitment and the risk management objective and strategy must be documented at inception of the hedging relationship as well as the method to be used to determine the effectiveness/ineffectiveness of the hedging relationship.

New Accounting Standards

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." FIN No. 46R replaced FIN No. 46 issued in January 2003. FIN No. 46R requires variable interest entities to be consolidated by the primary beneficiary (the entity at risk for a majority of the expected losses or receiving a majority of the expected residual returns of the variable interest entity). We adopted FIN No. 46R on January 31, 2004. Prior to the adoption of FIN No. 46R, we consolidated fully one variable interest entity (a special purpose entity we established for our asset securitization facility). The consolidation of this entity was not affected by the adoption of FIN No. 46R. The adoption of FIN No. 46R did not have a material impact on our results of operations or financial position.

Use of Estimates

     The consolidated financial statements and the notes thereto require significant estimates and assumptions to be made by us affecting the amounts reported therein. Actual results could differ significantly from those estimates.


NOTE 2 - FINANCE RECEIVABLES

     Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      ===================================================================================
      July 31,                                                     2004              2003
      ===================================================================================
      Loans:
         Fixed rate                                         $ 1,183,812       $ 1,073,158
         Floating rate                                           71,742            85,532
      -----------------------------------------------------------------------------------
            Total loans                                       1,255,554         1,158,690
      Direct financing leases                                   205,355           256,799
      -----------------------------------------------------------------------------------
               Finance receivables                          $ 1,460,909       $ 1,415,489
      ===================================================================================

      Direct financing leases comprised the following:

      ===================================================================================
      July 31,                                                     2004              2003
      ===================================================================================
      Minimum lease payments receivable                     $   191,281       $   247,856
      Residual values                                            42,163            48,813
      Unearned finance income                                   (28,089)          (39,870)
      -----------------------------------------------------------------------------------
               Direct financing leases                      $   205,355           256,799
      ===================================================================================

     Finance receivables generally provide for monthly installments of equal or varying amounts with terms ranging from two to five years. Annual ontractual maturities of finance receivables at July 31, 2004 follow:

      ===================================================================================
                                                                                   Direct
                                               Fixed           Floating         Financing
      Fiscal Year Due:                    Rate Loans         Rate Loans            Leases
      ===================================================================================
      2005                                $  440,027           $ 34,165          $ 83,064
      2006                                   333,474             21,326            58,348
      2007                                   228,975             12,000            33,938
      2008                                   117,321              4,079            11,860
      2009                                    45,322                172             3,514
      Thereafter                              18,693                 --               557
      -----------------------------------------------------------------------------------
               Total                      $1,183,812           $ 71,742          $191,281
      ===================================================================================

      The weighted average interest rates on fixed rate loans were 8.0% and 8.8% at July 31, 2004 and 2003, respectively.

      The allowance for credit losses activity is summarized as follows:

      ===============================================================================
      Years Ended July 31,                       2004            2003            2002
      ===============================================================================
      Beginning balance                      $ 23,754        $ 24,171        $ 21,938
         Provision                              9,800          11,950           5,600
         Write-downs                          (11,731)        (13,876)         (6,546)
         Recoveries                             2,258           1,509           3,179
      -------------------------------------------------------------------------------
      Ending balance                         $ 24,081        $ 23,754        $ 24,171
      ===============================================================================
      Percentage of finance receivables          1.65%           1.68%           1.68%
      ===============================================================================
      Net charge-offs *                      $  9,473        $ 12,367        $  3,367
      ===============================================================================
      Loss ratio **                              0.67%           0.87%           0.24%
      ===============================================================================

      *     write-downs less recoveries
      **    net charge-offs over average finance receivables

     Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      ===============================================================================
      July 31,                                                      2004         2003
      ===============================================================================
      Finance receivables classified as non-accrual              $29,251      $42,910
      Assets received to satisfy finance receivables               3,177       19,666
      -------------------------------------------------------------------------------
               Non-performing assets                             $32,428      $62,576
      ===============================================================================

     Finance receivables classified as non-accrual included impaired loans (excludes direct financing leases) of $20,205 at July 31, 2004 and $33,745 at July 31, 2003. The average recorded investment in impaired loans was $28,482 in fiscal 2004, $31,429 in fiscal 2003 and $20,471 in fiscal 2002. The allowance for credit losses included $650 at July 31, 2004 and $750 at July 31, 2003 specifically allocated to $7,475 and $6,222 respectively, of impaired finance receivables.

     We also provide commitments to extend credit. These commitments contain off-balance sheet risk. We use the same credit policies and procedures in providing these commitments as we do for finance receivables. At July 31, 2004 and 2003, the unused portion of these commitments was $10,421 and $8,624, respectively.

     We manage our exposure to the credit risk associated with our finance receivables through established credit policies and procedures that include obtaining a first lien on the primary equipment collateral. We focus on lending against, financing and leasing equipment that has an economic life exceeding the term of the receivable, is not subject to rapid technological obsolescence, has applications in multiple industries, is easily accessible and movable and has a broad, established resale market. We may also obtain additional equipment or other collateral, third-party guarantees, advanced payments and/or hold back a portion of the amount financed.

     Our finance receivables have certain concentrations of credit risk. Concentrations of credit risk arise when counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. We do not have a significant concentration of credit risk with any counterparty. The major concentrations of credit risk, grouped by the industries and U.S. geographic regions of counterparties, expressed as a percentage of finance receivables, follow:

      ===========================================       ===========================================
      July 31,                     2004      2003       July 31,                     2004      2003
      ===========================================       ===========================================
      Industry:                                         Geographic region:
      ---------                                         ------------------
      Construction related           41%       38%      Southeast                      29%       30%
      Road transportation            36        32       Southwest                      24        21
      Waste services                 11        14       Northeast                      19        21
      Manufacturing                   6        11       West                           15        15
      ===========================================       Central                        13        13
                                                        ===========================================

NOTE 3 - DEBT

      Debt is summarized as follows:

      =========================================================================
      July 31,                                             2004            2003
      =========================================================================
      Fixed rate term notes*:
         5.48% - 5.92% due 2005 - 2006              $    50,000     $    74,500
         6.23% - 6.98% due 2005 - 2008                   81,250         177,500
         8.62% due 2005                                  50,000          67,000
      -------------------------------------------------------------------------
            Total fixed rate term notes                 181,250         319,000
      Floating rate term notes due 2005 - 2010*         338,750         278,000
      2.0% convertible debentures due 2034              175,000              --
      -------------------------------------------------------------------------
               Total term debt                          695,000         597,000
      Asset securitization financings                   286,000         325,000
      Commercial paper                                  103,600         111,561
      Bank borrowings                                    12,000          11,445
      -------------------------------------------------------------------------
               Total principal                        1,096,600       1,045,006
      Fair value adjustment of hedged debt               (2,900)         (2,730)
      -------------------------------------------------------------------------
                    Total debt                      $ 1,093,700     $ 1,042,276
      =========================================================================
      *  $143,250 at July 31, 2004 and $87,500 at July 31, 2003 of fixed rate term notes swapped to floating rates are classified as floating rate term notes

Term Notes

     In April 2003, we issued $200,000 of unsecured term notes. The notes include $112,000 of fixed rate notes and $88,000 of floating rate notes. The notes are due at maturity as follows: $155,000 in five years and $45,000 in seven years from date of issuance. The floating rate notes cannot be prepaid until after June 2005 and thereafter can be prepaid without penalty. We swapped the fixed rate notes to floating rates (see Note 4).

     In August 2002, we received the remaining $100,000 of the July 2002 issuance of $200,000 of unsecured term notes. The notes include $112,500 of fixed rate notes and $87,500 of floating rate notes. The notes are due at maturity as follows: $55,500 in three years, $76,000 in four years and $68,500 in five years from date of issuance. The floating rate notes can be prepaid without penalty. We swapped $31,250 of fixed rate notes to a floating rate in fiscal 2004.

     Interest on fixed rate notes is generally payable semi-annually. Interest rates on floating rate notes are indexed to LIBOR and generally change every thirty to ninety days. Prepayments of fixed rate notes are subject to a premium based on yield maintenance formulas. The weighted average interest rates on fixed rate notes were 6.9% and 6.8% at July 31, 2004 and 2003, respectively. The weighted average interest rates on floating rate notes were 2.8% and 2.4% at July 31, 2004 and 2003, respectively.

Convertible Debentures

     In April 2004, we issued $175,000 of convertible debentures. The debentures do not contain any financial or other restrictive covenants. The senior debt of our subsidiaries is effectively senior to the debentures.

     The debentures have a 2.0% fixed annual interest rate and interest is payable semi-annually. Commencing in April 2009, we may incur additional interest for a semi-annual interest period if the average market value of the debentures on the last five days of the prior interest period was at least 20% higher than their principal amount. Additional interest would be computed at the annual rate of 0.25% of the average market value of the debentures during the aforementioned five days.

     The debentures are convertible into 3,969,000 shares of our common stock at the conversion price of $44.10 per share resulting in an initial conversion rate of 22.6778 shares per one thousand dollars of principal. The conversion price was set at 32.5% over the April 5, 2004 closing price of $33.28. The conversion rate would be adjusted if a specified corporate transaction occurs including dividend payments or stock splits. The debentures can be converted into common stock only under the following circumstances; (i) in any fiscal quarter if the closing price of our common stock was at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition"), (ii) the debentures are rated `BB' or lower by Fitch Ratings, Inc. (three ratings levels lower than the initial rating), (iii) we call the debentures for redemption or (iv) a specified corporate transaction occurs. Currently, the market price condition would be met if the price of our common stock closed above $57.33 for the required period. Our common stock closed at $32.16 on July 30, 2004.

     We can redeem the debentures for their principal amount anytime starting in April 2009 and debenture holders can require us to repurchase debentures at their principal amount on each five year anniversary of issuance or when a specified corporate transaction occurs. The debentures have a 30 year term. Upon conversion, we can deliver the value of convertible shares in any combination of cash and/or common stock (See Note 7).

Asset Securitization Financings

     We have a $325,000 asset securitization facility. We structured the facility to account for securitization proceeds as secured borrowings on our consolidated balance sheets and not as sales of receivables. Therefore, no gains on sales of securitized receivables are recorded. The secured borrowings are without recourse to us.

     The facility provides for committed revolving financing for one year.
If the facility is not renewed prior to its current expiration date of April 29, 2005, we can convert borrowings outstanding into term debt. The term debt would be repaid monthly in amounts equal to the collections of securitized receivables less interest incurred. Currently, we would exercise the conversion option upon non-renewal. Based on the contractual payments of securitized receivables at July 31, 2004, the term debt would be fully repaid by September 2006.

     The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables outstanding to be securitized; $577,000 at July 31, 2004. Therefore, we could securitize an additional $229,100 of finance receivables at July 31, 2004. Borrowings are limited to 94% of securitized receivables.

     Finance receivables include $347,900 and $432,300 of securitized receivables at July 31, 2004 and 2003, respectively. The weighted average interest rates on borrowings outstanding at July 31, 2004 and 2003 were 1.5% and 1.3%, respectively. The weighted average interest rates on borrowings outstanding during the years ended July 31, 2004, 2003 and 2002 were 1.3%, 1.6% and 2.2%, respectively. The interest rates change monthly.

Commercial Paper

      We issue commercial paper with a maximum term of 270 days. The weighted average interest rates on commercial paper outstanding at July 31, 2004 and 2003 were 1.6% and 1.5%, respectively. The weighted average interest rates on commercial paper outstanding during the years ended July 31, 2004, 2003 and 2002 were 1.4%, 1.9% and 2.7%, respectively.

Bank Borrowings

     We have $340,000 of committed unsecured revolving credit facilities with various banks expiring as follows: $147,500 within one year and $192,500 on various dates from November 2005 through July 2007. We incur a fee on the unused portion of these facilities. Borrowings under these facilities generally mature between one and ninety days and bear interest based on domestic money market rates or LIBOR, at our option. The weighted average interest rates on borrowings outstanding at July 31, 2004 and 2003 were 2.0% and 1.6%, respectively. The weighted average interest rates on borrowings outstanding during the years ended July 31, 2004, 2003 and 2002 were 1.7%, 1.9% and 2.8%, respectively.

Subordinated Debt

     In July 2002, we called our 4.5% convertible subordinated notes due in May 2005 for redemption. The redemption was completed in August 2002; $56,223 of the notes were redeemed for cash and $34,965 of the notes were converted into 1,159,000 shares of our common stock at the stated conversion price of $30.15625 per share. We paid a $1,085 prepayment premium equal to 1.93% of the principal amount of the notes redeemed for cash. The premium, combined with the expensing of unamortized deferred debt issuance costs (which were being amortized over the term of the notes), resulted in a $1,737 pre-tax loss.

     In October 2002, we prepaid $2,290 of 8.0% subordinated debentures due March 2003 for their principal amount.

Other

     The debt agreements of our major operating subsidiary contain restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements contain a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      ===============================================================================================
      July 31,                                                                   2004            2003
      ===============================================================================================
      Term notes                                                           $  409,350      $  502,270
      Convertible debentures                                                  175,000              --
      Asset securitization financings                                         126,700         149,747
      Bank borrowings and commercial paper supported by
           bank credit facilities expiring after one year                     115,600         123,006
      -----------------------------------------------------------------------------------------------
               Total long-term debt                                        $  826,650      $  775,023
      ===============================================================================================

         Long-term debt at July 31, 2004 matures as follows:

      ===============================================================================================
         Fiscal:              2006             2007            2008              2009            2010
      ===============================================================================================
                          $210,180         $205,120        $192,250          $175,000         $44,100
      ===============================================================================================

     The fair value adjustment on hedged debt is the difference between the principal amount and fair value of the fixed rate term notes that were swapped to floating rates. The adjustment represents changes in the hedged debt's fair value from changes in the swap rate. The fair value adjustment was recorded as a reduction of long-term debt and equals the fair value of the interest rate swaps recorded as an other liability.


NOTE 4 - DERIVATIVES

     In fiscal 2004, we entered into two interest rate swap agreements with a total notional amount of $55,750. We designated them as fair value hedges of $24,500 of 4.37% fixed rate term notes due in April 2008 and $31,250 of 6.23% fixed rate term notes due in August 2007. At July 31, 2004 and 2003, the total notional amount of interest rate swaps was $143,250 and $87,500, respectively. All of the swaps have been designated as fair value hedges of fixed rate term notes. We receive fixed rates equal to the rates of the respective hedged notes and pay floating rates indexed to six-month LIBOR on the swaps' notional amounts. The swaps expire on the maturity dates of the respective notes. The swaps effectively converted the fixed rate notes to floating rates and were structured to allow the use of the "short-cut" method of measuring hedge effectiveness. As a result, there is no hedge ineffectiveness from the swaps. The fair value of the swaps was a liability of $2,900 and $2,730 at July 31, 2004 and 2003, respectively.

     The terms of the swaps and related information at July 31, 2004 follow:

      ================================================================================================
                           Expiration         Notional      Receive
      Issue Date           Date                 Amount         Rate          Pay Rate       Fair Value
      ================================================================================================
      April 2003           April 2010         $ 12,500         4.96%             2.49%          $  300
      July 2003            April 2008           25,000         4.37              2.13              200
      July 2003            June 2008            12,500         4.37              2.82              500
      July 2003            June 2008            25,000         4.37              2.63              700
      July 2003            June 2010            12,500         4.96              2.80              600
      August 2003          April 2008           24,500         4.37              2.03              100
      April 2004           August 2007          31,250         6.23              5.14              500
      ------------------------------------------------------------------------------------------------
         Total                                $143,250                                          $2,900
      ================================================================================================


NOTE 5 - STOCKHOLDERS' EQUITY

     We established a common stock repurchase program in August 1996 and expanded the program to include repurchases of our convertible debt. Through July 31, 2004, we repurchased 640,000 shares of common stock at a total cost of $13,445 and $8,800 principal amount of convertible notes at a total cost of $7,151 under the program. We increased the amount available under the program by $6,805 in 2004 fiscal and $13,383 in fiscal 2002. At July 31, 2004, $20,000 was available under the program for future repurchases.

     We repurchased 163,000 shares in fiscal 2004 and 55,000 shares in fiscal 2003 (no repurchases were made in fiscal 2002) under the program (details follow). In October 2003, we received 135,000 shares of common stock (at the market price of $34.15 per share) in exchange for our CEO's exercise of 200,000 stock options and related minimum income taxes pursuant to the CEO's

October 1998 stock option agreement. We also received 7,000 shares at $34.15 for other senior officers' exercise of 12,000 stock options and related taxes. We retired these 142,000 shares. In March 2004, we received 21,000 shares of common stock from certain officers at $33.29 per share as payment of income taxes required to be withheld on the vesting of their restricted stock. These shares are held in treasury. In fiscal 2003, we repurchased 43,000 shares of common stock in the open market at an average price of $24.44 per share and received 12,000 shares from certain officers (at an average price of $18.71 per share) as payment of income taxes required to be withheld on the vesting of their restricted stock.

     We also repurchased 1,502,000 shares of common stock in April 2004 at a cost of $50,000. This repurchase was not part of the repurchase program. These shares are held in treasury.


NOTE 6 - STOCK PLANS

     Our 1998 Stock Option/Restricted Stock Plan (the "1998 Plan") was approved by stockholders in December 1998. The 1998 Plan, as amended in February 2002 to include restricted stock grants, provides for 2,500,000 incentive or non-qualified stock options or shares of restricted stock to be granted to officers, other employees and directors. The 1998 Plan expires in September 2008. Our prior stock option plan expired in September 1999.
Under the plans, the exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date granted and the term of an incentive stock option is limited to ten years.

     Options outstanding at July 31, 2004 were generally granted with terms of five or six years and generally vest (become exercisable) over periods of three to five years. At July 31, 2004, 567,000 shares of common stock were available for future grants of stock options and restricted stock.

     Stock option activity and related information is summarized as follows (options in thousands):

      =====================================================================================================
      Years Ended July 31,                           2004                     2003                     2002
      =====================================================================================================
                                                 Weighted                 Weighted                 Weighted
                                                  Average                  Average                  Average
                                                 Exercise                 Exercise                 Exercise
                                     Options        Price     Options        Price     Options        Price
      =====================================================================================================
      Outstanding at
         beginning of year             1,386       $22.81       1,752       $22.49       1,558       $20.06
      Granted                            424        33.69          94        21.85         517        26.09
      Exercised                         (391)       19.98        (116)       15.87        (242)       14.58
      Canceled                           (33)       25.31        (344)       23.24         (81)       22.44
      -----------------------------------------------------------------------------------------------------
      Outstanding at end
         of year                       1,386       $26.88       1,386       $22.81       1,752       $22.49
      =====================================================================================================
      Exercisable at end
         of year                         368       $23.03         504       $20.34         352       $19.10
      =====================================================================================================

      The exercise prices of options outstanding at July 31, 2004 ranged from $18.63 to $33.95. Information by price range follows:

      =====================================================================================================
      Price Range                                                   Under $23      $23 - $29       Over $29
      =====================================================================================================
      Outstanding:
         Number (in thousands)                                            177            788            421
         Weighted average exercise price                            $   19.22      $   24.95      $   33.70
         Weighted average remaining contractual
            life (in years)                                               2.2            3.5            5.6
      Exercisable:
         Number (in thousands)                                            106            262             --
         Weighted average exercise price                            $   19.15      $   24.61             --
      =====================================================================================================

     In fiscal 2002, we established a Supplemental Retirement Benefit ("SERP") for our Chief Executive Officer ("CEO"). Under the SERP, the CEO was granted 100,000 stock units (representing an equivalent number of shares of common stock) that will vest evenly over eight years. Subject to certain forfeiture provisions, the CEO will receive shares of common stock equal to the number of vested stock units upon the CEO's termination of employment or upon a sale of the Company.

     Our Management Incentive Plan ("MIP") for the CEO was approved by stockholders in December 2001. Under the MIP, the CEO can be awarded shares of restricted stock, in addition to a cash bonus, if we achieve certain performance goals. The total number of shares of restricted stock that can be awarded under the MIP is 500,000. The CEO received 50,000 and 30,000 shares of restricted stock in fiscal 2002 and 2001, respectively. In fiscal 2002, the CEO was also awarded 50,000 shares of restricted stock subject to certain performance goals for fiscal 2003. Based on our operating results for fiscal 2003, the CEO received 34,000 of these shares in fiscal 2003 and 16,000 shares were forfeited. No shares were awarded to the CEO in fiscal 2004. In fiscal 2003, the CEO deferred receipt of 18,000 shares of vested restricted stock. As a result, these shares were converted into stock units. At July 31, 2004, 386,000 shares of restricted stock were available for future awards.

     Restricted stock activity under the 1998 Plan and the MIP and related information follow (shares in thousands):

      ========================================================================================
      Years Ended July 31,                                      2004         2003         2002
      ========================================================================================
      Granted                                                     65           40          545
        Vesting period (in years)                                  8            8            8
      Forfeited                                                   --          114            2
      Vested                                                      70           78           14
      ========================================================================================

     The restricted stock agreements and the SERP provide for full acceleration of vesting upon the occurrence of certain events including a sale of the Company, the officer's death or disability and qualifying terminations of employment. These awards are expensed on a straight-line basis over their respective vesting periods based on the price of the common stock on the dates granted. Compensation expense recorded for these awards was $2,447 in fiscal 2004, $2,546 in fiscal 2003 and $1,473 in fiscal 2002.


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ========================================================================================
      Years Ended July 31,                                      2004         2003         2002
      ========================================================================================
      Net earnings (used for basic EPS)                      $31,190      $30,088      $37,068
      Effect of convertible securities                            --          115        2,894
      ----------------------------------------------------------------------------------------
          Adjusted net earnings (used for diluted EPS)       $31,190      $30,203      $39,962
      ========================================================================================
      Weighted average common shares outstanding
        (used for basic EPS)                                  17,784       17,975       16,645
      Effect of dilutive securities:
        Stock options *                                          256          224          424
        Restricted stock/stock units                              83           35           27
        Convertible notes                                         --          124        3,024
      ----------------------------------------------------------------------------------------
          Adjusted weighted average common shares and
             assumed conversions (used for diluted EPS)       18,123       18,358       20,120
      ========================================================================================
      Net earnings per common share:
         Diluted                                             $  1.72      $  1.65      $  1.99
      ========================================================================================
         Basic                                               $  1.75      $  1.67      $  2.23
      ========================================================================================

      * excludes 155 and 370 stock options in fiscal 2004 and fiscal 2003, respectively, that were antidilutive (would have increased EPS because their exercise price exceeded the average price of the common stock)

     None of the events that allow the $175,000 of convertible debentures to be converted into common stock occurred as of July 31, 2004. Therefore, the debentures did not affect the fiscal 2004 computation of diluted EPS. If an event occurs that allows the debentures to be converted into common stock, the computation of diluted EPS would be adjusted by (i) removing the after-tax interest cost of the debentures from net earnings and (ii) treating the shares issuable upon conversion of the debentures as shares outstanding (referred to as the if-converted method). This would reduce diluted EPS. At July 31, 2004, the annual after-tax interest cost is approximately $2,800 and 3,969,000 shares would be issuable upon conversion.

     In July 2004, the Emerging Issues Task Force ("EITF") of the FASB announced a tentative conclusion on EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" that convertible debentures with a contingent conversion feature could no longer be excluded from the computation of diluted EPS. Based on this tentative conclusion, our convertible debentures would reduce diluted EPS as described in the preceding paragraph. The EITF has proposed retroactive treatment that would require restatement of our fiscal 2004 diluted EPS. If restatement will be required, our fiscal 2004 diluted EPS would be reduced to $1.66.

     As explained in Note 3, upon conversion of the debentures, we have the ability to deliver the value of converted debentures in any combination of cash and/or common stock. Pursuant to the terms of the debenture, we can unilaterally elect to irrevocably fix the payment of the principal amount of converted debentures in cash and any additional value in stock. As a result, the 3,969,000 shares would no longer be issuable upon conversion of the debentures and EITF No. 04-8 as currently proposed would not affect the computation of diluted EPS (we also believe that restatement of fiscal 2004 diluted EPS would not be required). The debentures therefore would not affect the computation of diluted EPS until the price of our common stock exceeds the conversion price of $44.10. In fiscal periods in which the average price of our common stock exceeds $44.10, a percentage (equal to the excess of the average price above $44.10, divided by the average price) of the number of shares required to deliver the value of the converted debentures over principal would be treated as shares outstanding in the computation of diluted EPS (referred to as the treasury stock method). We will decide whether to make this election in the second quarter of fiscal 2005.


NOTE 8 - Income Taxes

      The provision for income taxes comprised the following:

      ======================================================================================
      Years Ended July 31,                              2004            2003            2002
      ======================================================================================
      Currently payable:
         Federal                                   $  20,011       $  20,912       $  18,788
         State                                         3,619           4,117           3,818
      --------------------------------------------------------------------------------------
            Total                                     23,630          25,029          22,606
      Deferred                                        (3,673)         (5,482)          1,468
      --------------------------------------------------------------------------------------
                 Provision for income taxes        $  19,957       $  19,547       $  24,074
      ======================================================================================

     Net tax benefits from stock options and restricted stock reduced taxes currently payable and increased additional paid-in capital by $1,763 in fiscal 2004, $132 in fiscal 2003 and $369 in fiscal 2002.

     Income taxes computed at statutory federal rates are reconciled to the provision for income taxes as follows:

      ======================================================================================
      Years Ended July 31,                              2004            2003            2002
      ======================================================================================
      Federal at statutory rates                   $  17,901       $  17,372       $  21,400
      State (net of federal benefit)                   2,056           2,015           2,674
      Non-deductible interest accrued on debt
         converted to equity                              --             160              --
      --------------------------------------------------------------------------------------
                 Provision for income taxes        $  19,957       $  19,547       $  24,074
      ======================================================================================

      Deferred income taxes comprised the tax effect of the following temporary differences:

      ======================================================================================
      July 31,                                                           2004           2003
      ======================================================================================
      Deferred tax liabilities:
         Leasing transactions                                        $ 23,467       $ 28,554
         Finance income and other                                       9,002          7,304
      --------------------------------------------------------------------------------------
            Total                                                      32,469         35,858
      --------------------------------------------------------------------------------------
      Deferred tax assets:
         Allowance for credit losses                                   (9,082)        (9,070)
         Other                                                         (1,987)        (1,715)
      --------------------------------------------------------------------------------------
            Total                                                     (11,069)       (10,785)
      --------------------------------------------------------------------------------------
                 Deferred income taxes                               $ 21,400       $ 25,073
      ======================================================================================

NOTE 9 - SALARIES AND OTHER EXPENSES

      Salaries and other expenses comprised the following:

      ==================================================================================
      Years Ended July 31,                                2004         2003         2002
      ==================================================================================
      Salaries and employee benefits                   $10,916      $11,404      $11,716
      Other expenses                                    12,542       11,987        9,312
      ----------------------------------------------------------------------------------
            Total                                      $23,458      $23,391      $21,028
      ==================================================================================


NOTE 10 - LEASE COMMITMENTS

     We occupy office space under leases expiring through 2011. At July 31, 2004, minimum future annual rentals due under these leases are $1,136 in fiscal 2005, $1,122 in fiscal 2006, $878 in fiscal 2007, $620 in fiscal 2008,
$625 in fiscal 2009 and $659 thereafter. Office rent expense was $1,556 in fiscal 2004, $1,427 in fiscal 2003 and $1,446 in fiscal 2002.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

     Our financial instruments comprise cash, finance receivables (excluding leases), commitments to extend credit, debt and interest rate swaps. The following methods were used to estimate the fair value of these financial instruments.

     The carrying values of cash, commercial paper, bank borrowings and asset securitization financings approximated their fair values based on their short-term maturities. Interest rate swaps are recorded at fair value based on market quotes obtained from the swap counterparties.

     The fair value of the term notes was approximately $523,000 at July 31, 2004 and $609,000 at July 31, 2003, compared to their carrying amounts of $520,000 at July 31, 2004 and $597,000 at July 31, 2003. Fair value was computed based on the future cash flows of the notes discounted at current interest rates for debt with similar terms and maturities.

     The fair value of the $175,000 of 2.0% convertible debentures was $172,000 at July 31, 2004 based on their quoted market price.

     It is not practicable for us to estimate the fair value of our finance receivables and commitments to extend credit. These financial instruments comprise a substantial number of transactions with commercial obligors in numerous industries, are secured by liens on various types of equipment and may be guaranteed by third parties. Any difference between the carrying value and the fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, third-party guarantee(s), payment history, yield, maturity, documentation and other legal matters, and many other subjective considerations of the buyer. In addition, the value received in a fair market sale of a transaction would be based on the terms of the sale, the documentation governing such sale, our and the buyer's views of general economic conditions, industry conditions, our and the buyer's tax considerations, and numerous other factors. Information pertinent to estimating the fair value of finance receivables is presented in Note 2.


NOTE 12 - SELECTED QUARTERLY DATA (UNAUDITED)

      ==================================================================================
                                                                      Earnings per Share
                                                            Net       ==================
                                           Revenues    Earnings       Diluted      Basic
      ==================================================================================
      Fiscal 2004, three months ended:
         October 31, 2003                   $30,232      $7,152         $0.39      $0.39
         January 31, 2004                    29,579       7,791          0.42       0.43
         April 30, 2004                      29,029       8,036          0.44       0.45
         July 31, 2004                       29,465       8,211          0.48       0.49

      Fiscal 2003, three months ended:
         October 31, 2002                   $34,971      $8,273         $0.45      $0.47
         January 31, 2003                    33,278       8,320          0.46       0.46
         April 30, 2003                      30,692       6,585          0.36       0.36
         July 31, 2003                       31,306       6,910          0.38       0.38
      ==================================================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


Item 9A.CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and each has concluded that such disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from information provided under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominees for Election as Directors" in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 14, 2004, except as to biographical information on Executive Officers that is contained in Item 1 of this report.

     We adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of business conduct and ethics is posted in the investor relations section of our website; http://www.financialfederal.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of business conduct and ethics by posting such information on our website.


Item 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from information provided under the caption "Executive Compensation" in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 14, 2004.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      Equity Compensation Plan Information

      ==========================================================================================================
                                                                                            Number of securities
                                                      Number of           Weighted       remaining available for
                                                  securities to            average         future issuance under
                                                 be issued upon           exercise           equity compensation
                                                    exercise of           price of              plans (excluding
                                                    outstanding        outstanding       securities reflected in
      Equity compensation plan category             options (a)        options (b)               column (a)) (c)
      ==========================================================================================================
      Approved by security holders                    1,386,272             $26.88                       952,920(1)
      Not approved by security holders                       --                 --                            --
      ----------------------------------------------------------------------------------------------------------
               Total                                  1,386,272             $26.88                       952,920
      ==========================================================================================================

      (1) Includes 567,370 stock options or shares of restricted stock available for future issuance under our Amended and Restated 1998 Stock Option/Restricted Stock Plan and 385,550 shares of restricted stock available for future issuance under our 2001 Management Incentive Plan.

     Other information required by Item 12 is incorporated by reference from information provided under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 14, 2004.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from information provided under the caption "Certain Transactions" in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 14, 2004.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated by reference from information provided under the caption "Principal Accountant and Fees" in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held December 14, 2004.


PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      1.    INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

                                                                                                                Page
                                                                                                                ----
            Report of Independent Registered Public Accounting Firm                                             19
            Consolidated Balance Sheets at July 31, 2004 and 2003                                               20
            Consolidated Income Statements for the fiscal years ended July 31, 2004, 2003 and 2002              21
            Consolidated Statements of Stockholders' Equity for the fiscal years ended July 31, 2004, 2003
                and 2002                                                                                        22
            Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2004, 2003 and 2002       23
            Notes to Consolidated Financial Statements                                                          24-34

      2.    FINANCIAL STATEMENT SCHEDULES

            All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the accompanying notes.

      3.    EXHIBITS

Exhibit No.       Description of Exhibit
--------------------------------------------------------------------------------
 3.1      (a)     Articles of Incorporation of the Registrant
 3.4      (f)     Certificate of Amendment of Articles of Incorporation dated
                  December 9, 1998
 3.6      (g)     Restated By-laws of the Registrant as amended through March 7,
                  2000
 4.8      (c)     Indenture dated January 14, 1998 for Financial Federal Credit
                  Inc.'s ("Credit's") Rule 144A Medium Term Note Program
 4.12     (d)     Specimen Common Stock Certificate
 4.14     (l)     Purchase Agreement, dated April 5, 2004, between Registrant and Banc of America Securities LLC and J.P. Morgan Securities
                  Inc. for Registrant's $150 million 2.0% Convertible Senior
                  Debentures due 2034
 4.15     (l)     Indenture, dated as of April 12, 2004, between Registrant and
                  Deutsche Bank Trust Company Americas for Registrant's $175
                  million 2.0% Convertible Senior Debentures due 2034
 4.16     (l)     Registration Rights Agreement, dated April 12, 2004, between
                  Registrant and Banc of America Securities LLC and J.P. Morgan
                  Securities Inc. for Registrant's $150 million 2.0% Convertible
                  Senior Debentures due 2034
 4.17     (l)     Specimen 2.0% Convertible Senior Debenture due 2034

 10.8     (a)     Form of Commercial Paper Note issued by the Registrant
 10.9     (a)     Form of Commercial Paper Note issued by Credit
*10.10    (a)     Stock Option Plan of the Registrant and forms of related stock option agreements
 10.21    (b)     Form of Commercial Paper Dealer Agreement of Credit
*10.22    (b)     Form of Deferred Compensation Agreement with certain officers as filed under the Top Hat Plan with the Department of Labor
*10.25    (e)     Amended and Restated 1998 Stock Option/Restricted Stock Plan
                  of the Registrant
*10.26    (g)     Deferred Compensation Agreement dated March 7, 2000 between the Registrant and Clarence Y. Palitz, Jr.
*10.27    (h)     2001 Management Incentive Plan for the Chief Executive
                  Officer("CEO") of the Registrant
*10.28    (h)     Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and its CEO
*10.29    (h)     Form of Restricted Stock Agreement dated February 27, 2001 between the Registrant and certain senior officers
*10.30    (i)     Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its CEO
*10.31    (i)     Form of Restricted Stock Agreement between the Registrant and certain senior officers
*10.32    (j)     Supplemental Retirement Benefit dated June 4, 2002 between the
                  Registrant and its CEO
*10.33    (k)     Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
*10.34    (k)     Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
*10.35    **      Form of Incentive Stock Option Agreement (pursuant to the
                  Registrant's Amended and Restated 1998 Stock Option/Restricted
                  Stock Plan)
*10.36    **      Form of Non-Qualified Option Agreement (pursuant to the
                  Registrant's Amended and Restated 1998 Stock Option/Restricted
                  Stock Plan)
 12.1     **      Computation of Debt-To-Equity Ratio
 21.1     **      Subsidiaries of the Registrant
 23.1     **      Consent of Independent Registered Public Accounting Firm
 31.1     **      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer
 31.2     **      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer
 32.1     **      Section 1350 Certification of Chief Executive Officer
 32.2     **      Section 1350 Certification of Chief Financial Officer


Previously filed with the Securities and Exchange Commission as an exhibit to our:

  (a) Registration Statement on Form S-1 (Registration No. 33-46662) filed on May 28, 1992.
  (b)     Form 10-K for the fiscal year ended July 31, 1996.
  (c)     Form 10-Q for the quarter ended January 31, 1998.
  (d) Registration Statement on Form S-3 (Registration No. 333-56651) filed on June 11, 1998.
  (e) Registration Statement on Form S-8 (Registration No. 333-50962) filed on November 28, 2000.
  (f)     Form 10-Q for the quarter ended January 31, 1999.
  (g)     Form 10-Q for the quarter ended January 31, 2000.
  (h)     Form 10-Q for the quarter ended April 30, 2001.
  (i)     Form 10-Q for the quarter ended April 30, 2002.
  (j)     Form 10-K for the fiscal year ended July 31, 2002.
  (k)     Form 10-Q for the quarter ended January 31, 2003.
  (l)     Form 8-K dated April 19, 2004.

  *       denotes management contract or compensatory plan
  **      filed herewith


(b)   Reports on Form 8-K

      We filed a report on Form 8-K dated July 30, 2004 reporting, under Item 5, that Fitch Ratings ("Fitch", a Nationally Recognized Statistical Ratings Organization) raised its senior unsecured debt ratings of the Company and its major operating subsidiary to 'BBB+' from 'BBB' and revised its Rating Outlook to Stable from Positive. Fitch also affirmed its rating of the subsidiary's commercial paper at 'F2'. Approximately $750 million of debt is affected by Fitch's action.

      We filed a report on Form 8-K dated June 7, 2004 reporting, under Item 12, the announcement of earnings for the quarter ended April 30, 2004.

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

                                      FINANCIAL FEDERAL CORPORATION
                                      -----------------------------
                                      (Registrant)


                                      By: /s/ Paul R. Sinsheimer
                                          --------------------------------------
                                          Chairman of the Board, Chief Executive
                                          Officer and President (Principal
                                          Executive Officer)

                                          October 4, 2004
                                          ---------------
                                          Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lawrence B. Fisher                                                                         October 4, 2004
-------------------------------------------------------------------------------                ---------------
Director                                                                                             Date

/s/ William C. MacMillen, Jr.                                                                  October 4, 2004
-------------------------------------------------------------------------------                ---------------
Director                                                                                             Date

/s/ Michael C. Palitz                                                                          October 4, 2004
-------------------------------------------------------------------------------                ---------------
Director                                                                                             Date

/s/ Thomas F. Robards                                                                          October 4, 2004
-------------------------------------------------------------------------------                ---------------
Director                                                                                             Date

/s/ H. E. Timanus, Jr.                                                                         October 4, 2004
-------------------------------------------------------------------------------                ---------------
Director                                                                                             Date

/s/ Michael J. Zimmerman                                                                        October 4, 2004
-------------------------------------------------------------------------------                ---------------
Director                                                                                             Date

/s/ Steven F. Groth                                                                            October 4, 2004
-------------------------------------------------------------------------------                ---------------
Senior Vice President and Chief Financial Officer (Principal Financial Officer)                      Date

/s/ David H. Hamm                                                                              October 4, 2004
-------------------------------------------------------------------------------                ---------------
Vice President, Controller and Treasurer (Principal Accounting Officer)                              Date