Form 10-Q
period 2004-10-31
FINANCIAL FEDERAL CORP
filed 2004-12-09
CIK 854711

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2004

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

At December 1, 2004, 17,386,153 shares of Registrant's common stock, $.50 par value, were outstanding.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2004

                                TABLE OF CONTENTS

Part I - Financial Information                                                                            Page No.
-----------------------------------------------------------------------------------------------           --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets at October 31, 2004 (unaudited) and July 31, 2004 (audited)           3

         Consolidated Income Statements for the three months ended October 31, 2004 and 2003
              (unaudited)                                                                                  4

         Consolidated Statements of Changes in Stockholders' Equity for the three months ended
              October 31, 2004 and 2003 (unaudited)                                                        5

         Consolidated Statements of Cash Flows for the three months ended October 31, 2004 and
              2003 (unaudited)                                                                             6

         Notes to Consolidated Financial Statements (unaudited)                                            7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            11-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       18

Item 4.  Controls and Procedures                                                                          18-19


Part II - Other Information
----------------------------------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                      19

Item 5.  Other Information                                                                                19

Item 6.  Exhibits                                                                                         19

Signatures                                                                                                20

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

==================================================================================================================
                                                                               October 31, 2004*     July 31, 2004
==================================================================================================================
ASSETS
Finance receivables                                                                  $ 1,489,374       $ 1,460,909
Allowance for credit losses                                                              (24,245)          (24,081)
------------------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                         1,465,129         1,436,828
Cash                                                                                      10,579             6,981
Other assets                                                                              11,637            20,109
------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                               $ 1,487,345       $ 1,463,918
==================================================================================================================
LIABILITIES
Debt:
     Long-term ($7,400 at October 31, 2004 and $6,100 at July 31, 2004 due to
        related parties)                                                             $   806,705       $   826,650
     Short-term                                                                          296,000           267,050
Accrued interest, taxes and other liabilities                                             69,348            66,328
------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                 1,172,053         1,160,028
------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                                       --                --
Common stock - $.50 par value, authorized 100,000 shares, shares issued and outstanding (net of 1,672 treasury shares): 17,374 at October 31,
     2004 and 17,269 at July 31, 2004                                                      8,687             8,634
Additional paid-in capital                                                               104,954           101,920
Retained earnings                                                                        201,651           193,336
------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                          315,292           303,890
------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,487,345       $ 1,463,918
==================================================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

====================================================================================
Three Months Ended October 31,                                     2004         2003
====================================================================================
Finance income                                                  $29,892      $30,232
Interest expense                                                  9,296        8,653
------------------------------------------------------------------------------------
     Net finance income before provision for credit losses
        on finance receivables                                   20,596       21,579

Provision for credit losses on finance receivables                  950        3,550
------------------------------------------------------------------------------------
     Net finance income                                          19,646       18,029

Salaries and other expenses                                       5,681        6,288
------------------------------------------------------------------------------------
     Income before provision for income taxes                    13,965       11,741

Provision for income taxes                                        5,405        4,589
------------------------------------------------------------------------------------
          NET INCOME                                            $ 8,560      $ 7,152
====================================================================================
EARNINGS PER COMMON SHARE:
          Diluted                                               $  0.50      $  0.39
====================================================================================
          Basic                                                 $  0.51      $  0.39
====================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=====================================================================================================================
                                                                       Additional                               Total
                                      Shares of                           Paid-In          Retained     Stockholders'
                                   Common Stock      Common Stock         Capital          Earnings            Equity
=====================================================================================================================
BALANCE AT JULY 31, 2003                 18,483           $ 9,242       $ 105,464         $ 201,690         $ 316,396
     Repurchases of common stock           (142)              (71)         (2,568)           (2,200)           (4,839)
     Employee stock plans:
        Shares issued                       287               143           5,353                --             5,496
        Compensation recognized              --                --             596                --               596
        Tax benefits                         --                --           1,430                --             1,430
     Net income                              --                --              --             7,152             7,152
---------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2003              18,628           $ 9,314       $ 110,275         $ 206,642         $ 326,231
=====================================================================================================================

=====================================================================================================================
                                                                       Additional                               Total
                                      Shares of                           Paid-In          Retained     Stockholders'
                                   Common Stock      Common Stock         Capital          Earnings            Equity
=====================================================================================================================
BALANCE AT JULY 31, 2004                 17,269           $ 8,634       $ 101,920         $ 193,336         $ 303,890
     Repurchases of common stock
       (retired)                            (13)               (6)           (237)             (245)             (488)
     Employee stock plans:
        Shares issued                       118                59           2,281                --             2,340
        Compensation recognized              --                --             665                --               665
        Tax benefits                         --                --             325                --               325
     Net income                              --                --              --             8,560             8,560
---------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2004              17,374           $ 8,687       $ 104,954         $ 201,651         $ 315,292
=====================================================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

===============================================================================================================
Three Months Ended October 31,                                                           2004              2003
===============================================================================================================
Cash flows from operating activities:
     Net income                                                                     $   8,560         $   7,152
     Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for credit losses on finance receivables                                950             3,550
        Depreciation and amortization                                                   4,378             4,210
        Decrease in other assets                                                        8,669             6,612
        Increase (decrease) in accrued interest, taxes and other liabilities            5,420            (4,232)
        Tax benefits from stock plans                                                     325             1,430
---------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                          28,302            18,722
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables originated                                                  (218,299)         (169,632)
     Finance receivables collected                                                    185,138           172,565
---------------------------------------------------------------------------------------------------------------
                    Net cash (used in) provided by investing activities               (33,161)            2,933
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Commercial paper, net increase                                                     2,465             1,352
     Bank borrowings, net increase (decrease)                                           4,140           (11,445)
     Proceeds from term note                                                               --             5,000
     Repayment of term note                                                                --           (17,000)
     Repurchases of common stock                                                           --              (900)
     Proceeds from stock option exercises                                               1,852             1,557
---------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities                 8,457           (21,436)
---------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                    3,598               219
Cash - beginning of period                                                              6,981             8,015
---------------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                                $  10,579         $   8,234
===============================================================================================================

*     Unaudited

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

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules of the Securities and Exchange Commission. In our opinion, the consolidated financial statements include all adjustments necessary to present fairly our financial position and results of operations for the periods presented therein. These condensed consolidated financial statements and note disclosures should be read in conjunction with the consolidated financial statements and note disclosures in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004. The consolidated results of operations for the three months ended October 31, 2004 may not be indicative of full year results.

Stock-Based Compensation

      We continue to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. Under APB No. 25, we do not record compensation expense for our stock options. If we applied the expense recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded for stock options based on their fair value computed with an option-pricing model. The effect on net income and earnings per share had we recorded compensation expense under SFAS No. 123 follows:

      ================================================================================================
      Three Months Ended October 31,                                            2004              2003
      ================================================================================================
      Net income, as reported                                              $   8,560         $   7,152
      Add: Compensation expense recorded for stock awards
           (after-tax)                                                           407               364
      Deduct: Total stock-based compensation expense determined
           under fair value based method for all awards (after-tax)             (939)             (778)
      ------------------------------------------------------------------------------------------------
               Pro forma net income                                        $   8,028         $   6,738
      ================================================================================================
      Diluted earnings per common share:
               As reported                                                 $    0.50         $    0.39
               Pro forma                                                        0.47              0.37
      ================================================================================================
      Basic earnings per common share:
               As reported                                                 $    0.51         $    0.39
               Pro forma                                                        0.48              0.37
      ================================================================================================

Use of Estimates

      The consolidated financial statements and the accompanying notes require us to make significant estimates and assumptions affecting the amounts reported therein. Actual results could differ significantly from those estimates.

NOTE 2 - Finance Receivables

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      ======================================================================================
                                                            October 31,             July 31,
                                                                   2004                 2004
      ======================================================================================
      Loans:
         Fixed rate                                         $ 1,222,627          $ 1,183,812
         Floating rate                                           79,152               71,742
      --------------------------------------------------------------------------------------
            Total loans                                       1,301,779            1,255,554
      Direct financing leases *                                 187,595              205,355
      --------------------------------------------------------------------------------------
               Finance receivables                          $ 1,489,374          $ 1,460,909
      ======================================================================================

      * includes residual values of $38,300 at October 31, 2004 and $42,200 at July 31, 2004

      The allowance for credit losses activity is summarized as follows:

      ======================================================================================
      Three Months Ended October 31,                               2004                 2003
      ======================================================================================
      Beginning balance                                     $    24,081          $    23,754
         Provision                                                  950                3,550
         Write-downs                                             (1,532)              (3,991)
         Recoveries                                                 746                  279
      --------------------------------------------------------------------------------------
      Ending balance                                        $    24,245          $    23,592
      ======================================================================================
      Percentage of finance receivables                            1.63%                1.68%
      ======================================================================================
      Net charge-offs *                                     $       786          $     3,712
      ======================================================================================
      Loss ratio **                                                0.21%                1.05%
      ======================================================================================

      *  write-downs less recoveries
      ** net charge-offs over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      ======================================================================================
                                                            October 31,             July 31,
                                                                   2004                 2004
      ======================================================================================
      Finance receivables classified as non-accrual         $    27,134          $    29,251
      Assets received to satisfy finance receivables              1,311                3,177
      --------------------------------------------------------------------------------------
               Non-performing assets                        $    28,445          $    32,428
      ======================================================================================

      The allowance for credit losses included $550 at October 31, 2004 and $650 at July 31, 2004 specifically allocated to $5,200 and $7,500, respectively, of impaired finance receivables.

      We also provide commitments to extend credit. These commitments contain off-balance sheet risk. We use the same credit policies and procedures in providing these commitments as we do for finance receivables. At October 31, 2004 and July 31, 2004, the unused portion of these commitments was $10,100 and $10,400, respectively.

NOTE 3 - DEBT

      Debt is summarized as follows:

      ==========================================================================================
                                                                 October 31,            July 31,
                                                                        2004                2004
      ==========================================================================================
      Floating rate term notes due 2005 - 2010 *                 $   338,750         $   338,750
      Fixed rate term notes due 2005 - 2008 *                        181,250             181,250
      2.0% convertible debentures due 2034                           175,000             175,000
      ------------------------------------------------------------------------------------------
         Total term debt                                             695,000             695,000
      Asset securitization financings                                286,000             286,000
      Commercial paper                                               106,065             103,600
      Bank borrowings                                                 16,140              12,000
      ------------------------------------------------------------------------------------------
            Total principal                                        1,103,225           1,096,600
      Fair value adjustment of hedged debt                              (500)             (2,900)
      ------------------------------------------------------------------------------------------
               Total debt                                        $ 1,102,705         $ 1,093,700
      ==========================================================================================

      * $143,250 at October 31, 2004 and July 31, 2004 of fixed rate term notes swapped to floating rates are classified as floating rate term notes

Convertible Debentures

      The convertible debentures were originally convertible into 3,969,000 shares of common stock at the conversion price of $44.10 per share resulting in an initial conversion rate of 22.6778 shares per $1 (one thousand) of principal. On December 8, 2004, we irrevocably elected to fix the payment of the value of converted debentures, not exceeding the principal amount, in cash. Any value in excess of principal will be paid in shares of common stock. This eliminated the 3,969,000 shares of common stock originally issuable upon conversion. At October 31, 2004, no event occurred that would have allowed the debentures to be converted into common stock.

Asset Securitization Financings

      We have a $325,000 asset securitization facility that provides for committed revolving financing for one year. If the facility is not renewed prior to its current expiration date of April 29, 2005, we can convert borrowings outstanding into term debt. Finance receivables include $336,000 and $347,900 of securitized receivables at October 31, 2004 and July 31, 2004, respectively. At October 31, 2004, we could securitize an additional $252,000 of finance receivables. Borrowings are limited to 94% of securitized receivables.

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

      Long-term debt comprised the following:

      ==========================================================================================
                                                                 October 31,            July 31,
                                                                        2004                2004
      ==========================================================================================
      Term notes                                                 $   384,000         $   409,350
      Convertible debentures                                         175,000             175,000
      Asset securitization financings                                125,500             126,700
      Bank borrowings and commercial paper supported by
           bank credit facilities expiring after one year            122,205             115,600
      ------------------------------------------------------------------------------------------
               Total long-term debt                              $   806,705         $   826,650
      ==========================================================================================

NOTE 4 - DERIVATIVES

      At October 31, 2004 and July 31, 2004, the total notional amount of interest rate swaps was $143,250. The swaps have been designated as fair value hedges of fixed rate term notes. We receive fixed rates equal to the rates of the respective hedged notes and pay floating rates indexed to six-month LIBOR on the swaps' notional amounts. The swaps expire on the maturity dates of the respective notes. The fair value of the swaps was a liability of $500 and $2,900 at October 31, 2004 and July 31, 2004, respectively.


NOTE 5 - STOCKHOLDERS' EQUITY

      In October 2004, we received 13,000 shares of common stock from senior officers at an average price of $37.33 per share in exchange for their exercise of 26,000 stock options. These shares were retired. At October 31, 2004, $19,511 was available for future repurchases under our repurchase program.


NOTE 6 - STOCK PLANS

      In October 2004, the Chief Executive Officer was awarded 10,000 shares of restricted stock under the 2001 Management Incentive Plan as part of the Chief Executive Officer's fiscal 2004 bonus. The shares vest evenly over their five-year life. Vesting of the shares may be accelerated and unvested shares are subject to forfeiture.

      In October 2004, we granted 11,000 stock options to employees with an exercise price of $36.97 per share under our 1998 Stock Option and Restricted Stock Plan. The options vest evenly over four years starting in October 2006 and expire in October 2010.


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ===============================================================================
      Three Months Ended October 31,                              2004           2003
      ===============================================================================
      Net income                                               $ 8,560        $ 7,152
      ===============================================================================
      Weighted average common shares outstanding
         (used for basic EPS)                                   16,893         18,117
      Effect of dilutive securities:
         Stock options                                             263            306
         Restricted stock/stock units                              114             96
      -------------------------------------------------------------------------------
            Adjusted weighted average common shares
               outstanding (used for diluted EPS)               17,270         18,519
      ===============================================================================
      Earnings per common share:
         Diluted                                               $  0.50        $  0.39
      ===============================================================================
         Basic                                                 $  0.51        $  0.39
      ===============================================================================

      On September 30, 2004, the Emerging Issues Task Force ("EITF") Issued EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF No. 04-8 eliminated the exclusion of convertible debentures with a contingent conversion feature from the computation of diluted earnings per share. Our convertible debentures contain this feature. On December 8, 2004, we irrevocably elected to fix the payment of the value of converted debentures, not exceeding the principal amount, in cash. Any value in excess of principal will be paid in shares of common stock. This eliminated the 3,969,000 shares of common stock originally issuable upon conversion. As a result, EITF 04-8 will not affect the computation of diluted earnings per share.

      The debentures will not affect the computation of diluted EPS until the price of our common stock exceeds the conversion price of $44.10. In fiscal periods in which the average price of our common stock exceeds $44.10, a percentage (equal to the excess of the average price above $44.10, divided by the average price) of the number of shares of common stock required to deliver the value of the converted debentures over principal would be treated as shares outstanding in the computation of diluted EPS (referred to as the treasury stock method). Our common stock closed at $37.31 per share on October 29, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Financial Federal Corporation is an independent financial services company operating through three wholly-owned subsidiaries. We do not have any unconsolidated subsidiaries, partnerships or joint ventures. We also do not have any off-balance sheet assets or liabilities or goodwill recorded and we are not involved in any income tax shelters. We have one fully consolidated special purpose entity that we established for our asset securitization facility.

      We are engaged in one line of business; lending money in the form of secured loans and leases (collectively referred to as finance receivables) to small and medium sized businesses for their equipment financing needs. Our revenue is generated solely by interest and other fees/charges earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity is of paramount importance to us. Typically, we borrow from banks and insurance companies and issue commercial paper directly and indirectly to money market funds and other investors. At October 31, 2004, approximately 75% of our finance receivables were funded with debt and 25% with equity.

      We earn interest income on our finance receivables and incur interest expense on our debt. We focus on maximizing the spread between the rates we earn on our receivables and the rates we incur on our debt while maintaining the credit quality of our receivables and managing our interest rate risk. Interest rates earned on our finance receivables are currently 95% fixed and 5% floating and interest rates incurred on our debt are currently 32% fixed and 68% floating. Therefore, our profitability can be affected significantly by changes in market interest rates. Our profitability can also be affected significantly by the credit quality of our finance receivables. Credit quality can affect revenue, provisions for credit losses and operating expenses through reclassifying receivables to/from non-accrual status, incurring charge-offs and incurring costs associated with handling non-performing assets. We employ various strategies to manage our interest rate risk and credit risk.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2004 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for credit losses on finance receivables, impaired finance receivables, assets received to satisfy receivables and residual values on direct financing leases. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      The allowance for credit losses on finance receivables is an estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, charge-off experience, non-accrual/delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties we may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. The allowance level may have to be changed significantly due to unexpected changes in these factors. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.2 million (1.63% of finance receivables) at October 31, 2004 including $0.6 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and an unallocated general amount to provide for losses inherent in the remainder of the receivables portfolio. Upon evaluating the net realizable value of impaired receivables, we may record a write-down or establish a specific allowance based on the probability of loss. Write-downs are recorded based on the fair value of the underlying collateral. Specific allowances are established when the collection of all amounts due is not fully supported solely by the value of the underlying primary equipment collateral depending on the level and type of other items supporting collectibility. The general allowance is supported by an analysis of historical losses (charge-offs) covering two years (in line with the average life of our receivables) from which percentage loss ranges are developed and applied to receivables based on their assigned risk profile. Risk profiles are assigned to receivables based on industry and past due status. The computed range of losses is adjusted for expected recoveries and differences between current and historical loss trends and other factors. The analysis is performed quarterly and is reviewed by senior management. At October 31, 2004, the computed range of losses was adjusted upward to account for the potential effects that the significant rise in oil prices could have on our customers' cash flows and ability to remit payments to us. Although our methodology is designed to compute probable losses, due to the significance of the estimates used, the computed range of losses, as adjusted, may differ significantly from actual losses.

      Impaired finance receivables are recorded at their current estimated net realizable value (if less than their carrying amount). Assets received to satisfy receivables are recorded at their current estimated fair value less selling costs (if less than their carrying amount). These estimated values are based on our evaluation of the expected cash flows and market value/condition of the collateral/assets. Values are estimated by analyzing recent sales of similar equipment, used equipment publications, market knowledge and equipment vendor inquiries. Unexpected adverse changes in or incorrect conclusions regarding expected cash flows, market value/condition of collateral/assets or length of time needed to sell the equipment would require a write-down to be recorded. This would reduce net income. Impaired finance receivables and assets received to satisfy receivables totaled $28.4 million (1.9% of finance receivables) at October 31, 2004.

      Residual values are recorded on direct financing leases at the lowest of
(i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. Residual values may not be fully realized due to subsequent unexpected adverse changes in equipment values. This would result in a write-down and reduce net income. Residual values were $38.3 million (2.6% of finance receivables) at October 31, 2004. Historically, we have realized the recorded residual value upon disposition.


RESULTS OF OPERATIONS

Comparison of three months ended October 31, 2004 to three months ended October 31, 2003

      ============================================================================================
                                      Three Months Ended October 31,
      ($ in millions, except per      ------------------------------
      share amounts)                            2004            2003        $ Change      % Change
      ============================================================================================
      Finance income                        $   29.9        $   30.2        $   (0.3)           (1)%
      Interest expense                           9.3             8.6             0.7             7
      Net finance income before
         provision for credit losses            20.6            21.6            (1.0)           (5)
      Provision for credit losses                1.0             3.6            (2.6)          (73)
      Salaries and other expenses                5.7             6.3            (0.6)          (10)
      Provision for income taxes                 5.3             4.5             0.8            17
      Net income                                 8.6             7.2             1.4            20

      Diluted earnings per share                0.50            0.39            0.11            28
      Basic earnings per share                  0.51            0.39            0.12            30
      ============================================================================================

      Net income increased by 20% to $8.6 million in the first quarter of fiscal 2005 from $7.2 million in the first quarter of fiscal 2004. The increase was due to the effects of significantly fewer non-performing assets and, to a lesser extent, receivables growth. These factors were partially offset by the effects of continued low market interest rates and, to a lesser extent, increased costs associated with being a public company (includes insurance, internal and external audit costs, legal fees and Sarbanes-Oxley compliance costs).

      Finance income decreased by 1% to $29.9 million in the first quarter of fiscal 2005 from $30.2 million in the first quarter of fiscal 2004. The decrease resulted from the lower net yield of finance receivables. Continued low market interest rates have reduced the average net yield on finance receivables to 8.0% in the first quarter of fiscal 2005 from 8.5% in the first quarter of fiscal 2004. This trend may reverse due to recent increases in market interest rates. Average finance receivables increased by 4% ($62.4 million) to $1.476 billion from $1.414 billion in the first quarter of fiscal 2005 and 2004, respectively. The increase in receivables and the decrease in non-accrual receivables partially offset the effect on finance income of the lower average yield.

      Interest expense, incurred on borrowings used to fund finance receivables, increased by 7% to $9.3 million in the first quarter of fiscal 2005 from $8.6 million in the first quarter of fiscal 2004 due to the 7% ($73.2 million) increase in average debt. The weighted average cost of funds was 3.3% in the first quarter of fiscal 2005 and 2004 as the effects of higher short-term market interest rates were offset by lower rates on fixed rate term debt. The weighted average cost of funds is expected to increase.

      Net finance income before provision for credit losses on finance receivables decreased by 5% to $20.6 million in the first quarter of fiscal 2005 from $21.6 million in the first quarter of fiscal 2004. Net interest margin (net finance income before provision for credit losses expressed as an annual percentage of average finance receivables outstanding) decreased to 5.5% in the first quarter of fiscal 2005 from 6.1% in the first quarter of fiscal 2004. The decrease resulted from the lower yield on finance receivables.

      The provision for credit losses on finance receivables decreased to $1.0 million in the first quarter of fiscal 2005 from $3.6 million in the first quarter of fiscal 2004 due to the decrease in net charge-offs. The provision for credit losses is the amount required to change the allowance for credit losses to the appropriate estimated level. Net charge-offs (write-downs of finance receivables less recoveries) decreased to $0.8 million in the first quarter of fiscal 2005 from $3.7 million in the first quarter of fiscal 2004. The loss ratio (net charge-offs expressed as an annual percentage of average finance receivables) decreased to 0.21% in the first quarter of fiscal 2005 from 1.05% in the first quarter of fiscal 2004. Net charge-offs decreased due to fewer non-accrual receivables and improved equipment resale values.

      Salaries and other expenses decreased by 10% to $5.7 million in the first quarter of fiscal 2005 from $6.3 million in the first quarter of fiscal 2004. The decrease resulted from cost savings generated by fewer non-performing assets partially offset by higher costs associated with being a public company and a slight increase in salary expense. The expense ratio (salaries and other expenses expressed as an annual percentage of average finance receivables outstanding) decreased to 1.5% in the first quarter of fiscal 2005 from 1.8% in the first quarter of fiscal 2004 due to the decrease in expenses and the increase in average receivables.

      Diluted earnings per share increased by 28% to $0.50 per share in the first quarter of fiscal 2005 from $0.39 per share in the first quarter of fiscal 2004, and basic earnings per share increased by 30% to $0.51 per share in the first quarter of fiscal 2005 from $0.39 per share in the first quarter of fiscal 2004. The percentage increases in diluted and basic earnings per share were higher than the percentage increase in net income due to the repurchase of 1.5 million shares of common stock in April 2004.


RECEIVABLE PORTFOLIO AND ASSET QUALITY

      This section discusses trends and characteristics of our finance receivables and our approach to managing credit risk. A key part of this section is asset quality. Asset quality statistics measure our underwriting standards, skills and policies/procedures and can indicate the direction and levels of future charge-offs.

      ===================================================================================================
                                           October 31,          July 31,
      ($ in millions)                            2004*             2004*         $ Change       % Change
      ===================================================================================================
      Finance receivables                    $ 1,489.4         $ 1,460.9         $    28.5              2%
      Allowance for credit losses                 24.2              24.1               0.1             --
      Net charge-offs                              0.8               1.4              (0.6)           (43)
      Non-performing assets                       28.4              32.4              (4.0)           (12)
      Delinquent finance receivables              14.2              15.0              (0.8)            (5)

      As a percentage of receivables:
      Allowance for credit losses                 1.63%             1.65%
      Net charge-offs (annualized)                0.21              0.38
      Non-performing assets                       1.91              2.22
      Delinquent finance receivables              0.96              1.03
      ===================================================================================================

      * as of and for the quarter ended

      Finance receivables comprise installment sale agreements and secured loans (collectively referred to as "loans") and direct financing leases. Finance receivables outstanding increased by 2% ($28.5 million) to $1.489 billion at October 31, 2004 from $1.461 billion at July 31, 2004. At October 31, 2004, 87% ($1,301.8 billion) of finance receivables were loans and 13% ($187.6 million) were leases.

      Finance receivables originated in the first quarter of fiscal 2005 and 2004 were $218 million and $170 million, respectively. Originations increased due to greater demand for domestic equipment financing and the hiring of additional marketing professionals. Finance receivables collected in the first quarter of fiscal 2005 and 2004 were $185 million and $173 million, respectively.

      Maintaining the credit quality of our portfolio is our primary focus. We manage our credit risk by using disciplined and established underwriting policies and procedures, by closely monitoring our portfolio and by skillfully handling non-performing accounts. Our underwriting policies and procedures require obtaining a first lien on equipment financed or leased. We focus on financing equipment that has an economic life exceeding the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. Securing our receivables with such equipment can mitigate potential charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advanced payments and/or hold back a portion of the amount financed. We do not finance/lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

      The allowance for credit losses was $24.2 million at October 31, 2004 and $24.1 million at July 31, 2004. The allowance level was 1.63% and 1.65% of finance receivables at October 31, 2004 and at July 31, 2004, respectively. We periodically review the allowance to determine that its level is appropriate. The allowance level may decline further if our asset quality statistics continue to improve and remain at favorable levels.

      Net charge-offs of finance receivables (write-downs less recoveries) decreased to $0.8 million in the first quarter of fiscal 2005 from $1.4 million in the fourth quarter of fiscal 2004 and the loss ratio decreased to 0.21% from 0.38%. Net charge-offs have been decreasing due to fewer non-performing assets and improved economic conditions and equipment resale values.

      Non-performing assets comprise non-accrual finance receivables and repossessed equipment (assets received to satisfy receivables) as follows (in millions):

      ========================================================================
                                                    October 31,       July 31,
                                                           2004           2004
      ========================================================================
      Non-accrual finance receivables                   $  27.1        $  29.2
      Repossessed equipment                                 1.3            3.2
      ------------------------------------------------------------------------
           Total non-performing assets                  $  28.4        $  32.4
      ========================================================================

      Delinquent finance receivables (transactions with a contractual payment 60 or more days past due) were $14.2 million at October 31, 2004 compared to $15.0 million at July 31, 2004.

      Our asset quality statistics remained at favorable levels; improving slightly during the quarter. Repossessed equipment, delinquencies and net charge-offs are below expected levels. Therefore, meaningful improvement in these measures is not expected. Non-accrual finance receivables may decline further due to better payment performance (decreases in non-accrual receivables typically trail decreases in delinquencies since several months of payment performance is required to reclassify a receivable to accrual status) and fewer bankruptcies. At October 31, 2004, 63% of non-accrual finance receivables were not delinquent. Reductions in net charge-offs and non-accrual receivables would have a positive effect on earnings through decreases in the provision for credit losses and by increasing finance income.

      We are concerned about how the significant increases in oil prices and increases in interest rates will affect our portfolio. Gasoline and interest are significant expenses for a majority of our customers and the increases in these costs could significantly impact their operating cash flows and their ability to remit payments to us. In addition, we have several customers that owe us over $5.0 million. If any of these receivables became delinquent, impaired or repossessed, our asset quality statistics could worsen even though the overall trend for the portfolio may remain positive.

LIQUIDITY AND CAPITAL RESOURCES

      This section describes our needs for substantial amounts of capital (debt and equity), our approach to managing liquidity and our current funding sources. Key indicators are leverage, available ongoing liquidity and credit ratings. Our credit rating was recently raised, our leverage is low by finance company standards, we have ample liquidity available and the maturities of our term debt are staggered and exceed the maturities of our finance receivables.

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

      At October 31, 2004, we had $256.8 million of available funding sources; $217.8 million of unused bank credit facilities (net of commercial paper outstanding) and $39.0 million of an unused asset securitization facility. We can also issue an additional $237.0 million of asset securitization financings. We believe, but cannot assure, that sufficient liquidity is available to us to support our future operations and growth.

      Our term debt is rated 'BBB+' by Fitch Ratings, Inc. ("Fitch") and commercial paper issued by our major operating subsidiary ($89.7 million at October 31, 2004) is rated 'F2' by Fitch. Our access to capital markets at competitive rates is partly dependent on these investment grade credit ratings.

      Our major operating subsidiary's debt agreements contain restrictive covenants including limitations on indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements contain a material adverse change clause.

      Total debt increased by 1% ($9.0 million) to $1.103 billion at October 31, 2004 from $1.094 billion at July 31, 2004 and stockholders' equity increased by 4% ($11.4 million) to $315.3 million at October 31, 2004 from $303.9 million at July 31, 2004. Leverage (debt-to-equity ratio) decreased to a low 3.5 at October 31, 2004 from 3.6 at July 31, 2004 allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5.

      Debt comprised the following ($ in millions):

      =================================================================================================
                                                         October 31, 2004                 July 31, 2004
                                                     --------------------------------------------------
                                                       Amount     Percent            Amount     Percent
      =================================================================================================
      Term notes                                     $  520.0          47%         $  520.0          48%
      Asset securitization financings                   286.0          26             286.0          26
      Convertible debentures                            175.0          16             175.0          16
      Commercial paper                                  106.1          10             103.6           9
      Borrowings under bank credit facilities            16.1           1              12.0           1
      -------------------------------------------------------------------------------------------------
              Total principal                         1,103.2         100%          1,096.6         100%
      Fair value adjustment of hedged debt               (0.5)                         (2.9)
      -------------------------------------------------------------------------------------------------
                  Total debt                         $1,102.7                      $1,093.7
      =================================================================================================

Asset Securitization Financings

      We have a $325.0 million asset securitization facility. The facility expires in April 2005 subject to renewal. The facility has been renewed three times since it was established in July 2001. Borrowings under the facility are limited to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. Upon expiration and non-renewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly in amounts equal to collections of securitized receivables less interest incurred. Currently, we would exercise the conversion option upon non-renewal. Based on the contractual payments of the $336.0 million of securitized receivables at October 31, 2004, the term debt would be fully repaid by November 2006.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized; approximately $588.0 million at October 31, 2004. Therefore, we could securitize an additional $252.0 million of finance receivables at October 31, 2004. Borrowings are limited to 94% of securitized receivables.

Convertible Debentures

      The convertible debentures were originally convertible into 4.0 million shares of common stock at the conversion price of $44.10 per share resulting in an initial conversion rate of 22.6778 shares per $1,000 of principal. On December 8, 2004, we irrevocably elected to fix the payment of the value of converted debentures, not exceeding the principal amount, in cash. Any value in excess of principal will be paid in shares of common stock. This eliminated the
4.0 million shares of common stock originally issuable upon conversion. At October 31, 2004, no event occurred that would have allowed the debentures to be converted into common stock.

Commercial Paper

      We issue commercial paper directly and through a $350.0 million program. Commercial paper is unsecured and matures between 1 and 270 days. We have not obtained commitments from any purchaser of our commercial paper for additional or future purchases. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. We are required (as a condition of our credit rating) to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding. Therefore, at October 31, 2004, the combined amount of commercial paper and bank borrowings outstanding was limited to $340.0 million ($122.2 million was outstanding at October 31, 2004).

Bank Credit Facilities

      We have $340.0 million of committed unsecured revolving credit facilities from eight banks (unchanged from July 31, 2004). This includes $202.5 million of facilities with original terms ranging from two to five years and $137.5 million of facilities with an original term of one year.

      These facilities provide us with a dependable, low-cost source of funds and support for our commercial paper program. We can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may or may not be renewed upon expiration.


MARKET INTEREST RATE RISK AND SENSITIVITY

      This section discusses how changes in market interest rates can affect our profitability and our approach to managing interest rate risk.

      Our earnings are sensitive to fluctuations in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates and the prime rate). Changes in these rates affect our finance income and interest expense. Rate increases would reduce earnings (this is occurring currently) and rate decreases would increase earnings because floating rate debt (includes short-term debt) significantly exceeds floating rate finance receivables. When market interest rates rise, the resulting increase in interest expense would significantly exceed the resulting increase in finance income. Conversely, when market interest rates decline, the resulting decrease in interest expense would significantly exceed the resulting decrease in finance income. These effects would diminish over time. In addition, since our interest earning assets exceed our interest bearing liabilities, eventually, continued low market interest rates would reduce earnings and continued high rates would increase earnings. These broad statements do not take into account the effects of economic and other conditions that could accompany interest rate fluctuations. Recent increases in market interest rates increased interest expense by $0.9 million in the first quarter of fiscal 2005.

      Our earnings are subject to the risk of rising interest rates at October 31, 2004 because of our high ratios of fixed rate receivables and floating rate debt. Floating rate debt exceeded floating rate receivables by $666.5 million as shown in the table below. This risk is mitigated by the terms and prepayment experience of our receivables. Finance receivables provide for monthly payments over relatively short periods of two to five years and have been accelerated by prepayments. At October 31, 2004, $538.0 million (38%) of fixed rate finance receivables are scheduled to be collected within one year and the weighted average remaining maturity of fixed rate finance receivables is under two years. We do not match the maturities of our debt to our finance receivables.

      ====================================================================================================
                                                      Fixed Rate              Floating Rate
                                             -------------------        -------------------
      ($ in millions)                          Amount    Percent          Amount    Percent          Total
      ====================================================================================================
      Finance receivables                    $1,408.9         95%       $   80.5          5%      $1,489.4
      ====================================================================================================

      Debt (principal)                       $  356.2         32%       $  747.0         68%      $1,103.2
      Stockholders' equity                      315.3        100              --         --          315.3
      ----------------------------------------------------------------------------------------------------
                Total debt and equity        $  671.5         47%       $  747.0         53%      $1,418.5
      ====================================================================================================

      At October 31, 2004, floating rate debt (asset securitization financings, floating rate term notes, fixed rate term notes swapped to floating rates, commercial paper and bank borrowings) reprices (interest rate changes) as follows: $375.1 million (50%) within one month; $259.0 million (35%), within the following two months and the remainder, $112.9 million (15%), within the following six months. Floating rate notes and swaps last repriced on October 31, 2004. The repricing periods of floating rate debt at October 31, 2004 follow ($ in millions):

      ==========================================================================================
                                                   Balance        Repricing Frequency
      ==========================================================================================
      Asset securitization financings               $286.0        monthly
      Floating rate notes                            195.5        quarterly
      Floating rate swaps of fixed rate notes        143.3        semi-annually
      Commercial paper                               106.1        1 to 240 days (26 day average)
      Bank borrowings                                 16.1        generally daily
      ==========================================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. At October 31, 2004, such a hypothetical adverse change in rates would reduce quarterly net income by approximately $0.7 million based on scheduled repricings of floating rate debt and fixed rate term debt maturing within one year and the expected effects on the yields of new receivables. We believe this amount represents an acceptable level of risk considering the lower cost of floating rate debt. Actual future changes in market interest rates and the effect on net income may differ materially due to changes in finance receivable and debt repricing structures. In addition, other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

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

      At October 31, 2004, fixed rate notes swapped to floating rates totaled $143.3 million. Under the terms of the swaps, we receive fixed rates equal to the rates on the respective hedged notes and pay floating rates indexed to six-month LIBOR (2.3% at October 31, 2004). The weighted average receive rate (4.9%) exceeded the current weighted average pay rate (3.7%) by 120 basis points (1.2%) at October 31, 2004. Information on our swaps at October 31, 2004 follows ($ in millions):

      ============================================================================================
                                         Notional       Receive
      Issued            Expires            Amount          Rate        Pay Rate       Reprices
      ============================================================================================
      April 2003        April 2010          $12.5          4.96%           3.40%      April 2005
      July 2003         April 2008           25.0          4.37            3.09       April 2005
      July 2003         June 2008            12.5          4.37            3.73       April 2005
      July 2003         June 2008            25.0          4.37            3.54       April 2005
      July 2003         June 2010            12.5          4.96            3.71       April 2005
      August 2003       April 2008           24.5          4.37            2.99       April 2005
      April 2004        August 2007          31.3          6.23            5.14       January 2005
      ============================================================================================

      The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, an important measure of a finance company's profitability.

      =========================================================================
      Three Months Ended                       October 31, 2004   July 31, 2004
      =========================================================================
      Net yield of finance receivables                      8.0%            8.1%
      Weighted average cost of borrowed funds               3.3             3.1
      -------------------------------------------------------------------------
               Net interest spread                          4.7%            5.0%
      =========================================================================

      The net yield of finance receivables declined during the first quarter of fiscal 2005 because yields obtained on new receivables were lower than yields on receivables collected. This was caused by the extended period of low interest rates. The net yield is not expected to decline much further and may increase slightly since yields obtained on new receivables have been trending higher.

      The average cost of funds increased due to increases in short-term borrowing costs from higher market interest rates. Short-term market interest rates have increased by approximately 100 basis points (1.0%) since the fourth quarter of fiscal 2004. This increase and any future increases in short-term rates will raise our average cost of funds as our floating rate debt reprices. Our weighted average cost of funds is expected to rise 30-40 basis points (0.30%-0.40%) in the second quarter of fiscal 2005 based on current market interest rates.


NEW ACCOUNTING STANDARDS

      On September 30, 2004, the Emerging Issues Task Force ("EITF") Issued EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF No. 04-8 eliminated the exclusion of convertible debentures with a contingent conversion feature from the computation of diluted earnings per share. Our convertible debentures contain this feature. On December 8, 2004, we irrevocably elected to fix the payment of the value of converted debentures, not exceeding the principal amount, in cash. Any value in excess of principal will be paid in shares of common stock. This eliminated the 4.0 million shares of common stock originally issuable upon conversion. As a result, EITF 04-8 will not affect the computation of diluted earnings per share.


FORWARD-LOOKING STATEMENTS

      Certain statements in this document may include the words or phrases "can be," "expects," "plans," "may," "may affect," "may depend," "believe," "trending," "hopeful," "endeavor," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and we caution that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond our control, including, without limitation, (i) the ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in finance receivables and the adequacy of the allowance for credit losses, (iii) changes in market interest rates, (iv) changes in economic, financial and market conditions, (v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and we are not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


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

b. Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES
                     For the Quarter Ended October 31, 2004

      ================================================================================================
      Month           (a) Total     (b) Average       (c) Total Number of           (d) Maximum Number
                         Number      Price Paid          Shares Purchased       (or Approximate Dollar
                      of Shares       per Share       as Part of Publicly    Value) of Shares that May
                                                       Announced Plans or       Yet Be Purchased Under
                                                                 Programs        the Plans or Programs
      ================================================================================================
      October 2004       13,097          $37.33                    13,097                  $19,511,000
      ================================================================================================


Item 5. OTHER INFORMATION

      On December 8, 2004, we issued a press release reporting our results for the quarter ended October 31, 2004. The press release is attached hereto as
Exhibit 99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

      On December 8, 2004, we irrevocably elected (in accordance with the terms of our $175.0 million convertible senior debentures due in 2034) to fix the payment of the value of converted debentures, not exceeding the principal amount, in cash. Any value in excess of principal will be paid in shares of common stock. This eliminated the 4.0 million shares of common stock originally issuable upon conversion.

      On October 29, 2004, the Executive Compensation and Stock Option Committee (the "Committee") of the Board of Directors adopted the Chief Executive Officer's ("CEO") performance-based incentive bonus arrangement for fiscal year 2005 pursuant to the 2001 Management Incentive Plan. The bonus amount will be computed based on fiscal 2005 diluted earnings per share. The computed amount may then be limited by the Committee. Any bonus earned will be delivered in shares of restricted stock that would vest in four equal annual installments subject to the CEO's continued service and further subject to earlier vesting upon a qualifying termination of employment. The number of shares of restricted stock that may be delivered to the CEO under this bonus arrangement cannot exceed 26,800 shares.


Item 6. EXHIBITS

Exhibit No.   Description of Exhibit
-----------   -----------------------------------------------------------------
10.35         Restricted Stock Agreement dated October 14, 2004 between the
              Registrant and its CEO
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1          Section 1350 Certification of Chief Executive Officer
32.2          Section 1350 Certification of Chief Financial Officer
99.1          Press release dated December 8, 2004

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FINANCIAL FEDERAL CORPORATION
                                          (Registrant)


                                          By: /s/ Steven F. Groth
                                              ----------------------------------
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


                                          By: /s/ David H. Hamm
                                              ----------------------------------
                                              Vice President and Controller
                                              (Principal Accounting Officer)

December 8, 2004
(Date)