Form 10-Q
period 2005-01-31
FINANCIAL FEDERAL CORP
filed 2005-03-09
CIK 854711

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2005

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

At March 1, 2005, 17,419,800 shares of the registrant's common stock, $.50 par value, were outstanding.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2005

                                TABLE OF CONTENTS

Part I -  Financial Information                                                                         Page No.
-------------------------------------------------------------------------------------------------       --------
Item 1.   Financial Statements:

          Consolidated Balance Sheets at January 31, 2005 (unaudited) and July 31, 2004 (audited)          3

          Consolidated Income Statements for the three and six months ended January 31, 2005
               and 2004 (unaudited)                                                                        4

          Consolidated Statements of Changes in Stockholders' Equity for the six months ended
               January 31, 2005 and 2004 (unaudited)                                                       5

          Consolidated Statements of Cash Flows for the six months ended January 31, 2005 and
               2004 (unaudited)                                                                            6

          Notes to Consolidated Financial Statements (unaudited)                                           7-11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           11-20

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                      20

Item 4.   Controls and Procedures                                                                         20


Part II - Other Information
-------------------------------------------------------------------------------------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                     20-21

Item 4.   Submission of Matters to a Vote of Security Holders                                             21

Item 5.   Other Information                                                                               21

Item 6.   Exhibits                                                                                        21

Signatures                                                                                                22

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

=========================================================================================================================
                                                                                      January 31, 2005*     July 31, 2004
=========================================================================================================================
ASSETS
Finance receivables                                                                        $ 1,534,130        $ 1,460,909
Allowance for credit losses                                                                    (24,250)           (24,081)
-------------------------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                               1,509,880          1,436,828
Cash                                                                                             7,576              6,981
Other assets                                                                                    11,474             20,109
-------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                     $ 1,528,930        $ 1,463,918
=========================================================================================================================

LIABILITIES
Debt:
     Long-term ($7,400 at January 31, 2005 and $6,100 at July 31, 2004 due to
        related parties)                                                                   $   851,800        $   826,650
     Short-term                                                                                290,300            267,050
Accrued interest, taxes and other liabilities                                                   62,285             66,328
-------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       1,204,385          1,160,028
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                                             --                 --
Common stock - $.50 par value, authorized 100,000 shares, shares issued and outstanding (net of 1,672 treasury shares): 17,419 at January 31, 2005
     and 17,269 at July 31, 2004                                                                 8,709              8,634
Additional paid-in capital                                                                     106,836            101,920
Retained earnings                                                                              209,000            193,336
-------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                324,545            303,890
-------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,528,930        $ 1,463,918
=========================================================================================================================

      *     Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

===============================================================================================
                                                       Three Months Ended      Six Months Ended
                                                              January 31,           January 31,
                                                       ----------------------------------------
                                                          2005       2004       2005       2004
===============================================================================================
Finance income                                         $31,064    $29,579    $60,956    $59,811
Interest expense                                        10,458      8,587     19,754     17,240
-----------------------------------------------------------------------------------------------
     Net finance income before provision for credit
        losses on finance receivables                   20,606     20,992     41,202     42,571

Provision for credit losses on finance receivables         300      2,350      1,250      5,900
-----------------------------------------------------------------------------------------------
     Net finance income                                 20,306     18,642     39,952     36,671

Salaries and other expenses                              5,201      5,840     10,882     12,128
-----------------------------------------------------------------------------------------------
     Income before income taxes                         15,105     12,802     29,070     24,543

Provision for income taxes                               5,867      5,011     11,272      9,600
-----------------------------------------------------------------------------------------------
          NET INCOME                                   $ 9,238    $ 7,791    $17,798    $14,943
===============================================================================================

EARNINGS PER COMMON SHARE:
          Diluted                                      $  0.53    $  0.42    $  1.03    $  0.81
===============================================================================================
          Basic                                        $  0.54    $  0.43    $  1.05    $  0.82
===============================================================================================

      *     Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

====================================================================================================================
                                       Shares of                        Additional                             Total
                                          Common           Common          Paid-In         Retained    Stockholders'
                                           Stock            Stock          Capital         Earnings           Equity
====================================================================================================================
BALANCE AT JULY 31, 2003                  18,483        $   9,242        $ 105,464        $ 201,690        $ 316,396
     Repurchases of common stock            (142)             (71)          (2,568)          (2,200)          (4,839)
     Employee stock plans:
        Shares issued                        336              168            6,326               --            6,494
        Compensation recognized               --               --            1,192               --            1,192
        Tax benefits                          --               --            1,533               --            1,533
     Net income                               --               --               --           14,943           14,943
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2004               18,677        $   9,339        $ 111,947        $ 214,433        $ 335,719
====================================================================================================================

====================================================================================================================
                                       Shares of                        Additional                             Total
                                          Common           Common          Paid-In         Retained    Stockholders'
                                           Stock            Stock          Capital         Earnings           Equity
====================================================================================================================
BALANCE AT JULY 31, 2004                  17,269        $   8,634        $ 101,920        $ 193,336        $ 303,890
     Repurchases of common stock
       (retired)                             (20)             (10)            (369)            (393)            (772)
     Employee stock plans:
        Shares issued                        170               85            3,346               --            3,431
        Compensation recognized               --               --            1,343               --            1,343
        Tax benefits                          --               --              596               --              596
     Common stock cash dividend               --               --               --           (1,741)          (1,741)
     Net income                               --               --               --           17,798           17,798
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2005               17,419        $   8,709        $ 106,836        $ 209,000        $ 324,545
====================================================================================================================

      *     Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

====================================================================================================
Six Months Ended January 31,                                                     2005           2004
====================================================================================================
Cash flows from operating activities:
     Net income                                                             $  17,798      $  14,943
     Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for credit losses on finance receivables                      1,250          5,900
        Depreciation and amortization                                           8,835          8,496
        Decrease in other assets                                                9,030         11,513
        Decrease in accrued interest, taxes and other liabilities              (3,543)        (5,260)
        Tax benefits from stock plans                                             596          1,533
----------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                  33,966         37,125
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables originated                                          (492,777)      (349,159)
     Finance receivables collected                                            410,588        343,556
----------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                     (82,189)        (5,603)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Asset securitization borrowings                                           39,000             --
     Commercial paper, net increase (decrease)                                  6,400        (16,963)
     Bank borrowings, net increase (decrease)                                  22,500         (5,885)
     Proceeds from term note                                                       --          5,000
     Repayments of term notes                                                 (20,000)       (17,000)
     Proceeds from stock option exercises                                       2,709          2,554
     Common stock cash dividend                                                (1,741)            --
     Repurchases of common stock                                                  (50)          (900)
----------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities        48,818        (33,194)
----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                   595         (1,672)
Cash - beginning of period                                                      6,981          8,015
----------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                        $   7,576      $   6,343
====================================================================================================

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.
However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements and note disclosures should be read in conjunction with the Consolidated Financial Statements and note disclosures included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

     In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented therein. The results of operations for the three and six months ended January 31, 2005 may not be indicative of full year results.

Stock-Based Compensation

      We continue to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. Under APB No. 25, we do not record compensation expense for our stock options. If we applied the expense recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded for stock options based on their fair value computed with an option-pricing model. The effect on net income and earnings per share had we recorded compensation expense under SFAS No. 123 follow:

      =============================================================================================
                                                         Three Months Ended        Six Months Ended
                                                                January 31,             January 31,
                                                        -------------------------------------------
                                                           2005        2004        2005        2004
      =============================================================================================
      Net income, as reported                           $ 9,238     $ 7,791     $17,798     $14,943
      Add: Compensation expense recorded for
           stock awards (after-tax)                         414         364         821         729
      Deduct: Total stock-based compensation
           expense determined under fair value based
           method for all awards (after-tax)               (868)       (761)     (1,807)     (1,540)
      ---------------------------------------------------------------------------------------------
                Pro forma net income                    $ 8,784     $ 7,394     $16,812     $14,132
      =============================================================================================
      Diluted earnings per common share:
                As reported                             $  0.53     $  0.42     $  1.03     $  0.81
                Pro forma                                  0.51        0.40        0.97        0.76
      =============================================================================================
      Basic earnings per common share:
                As reported                             $  0.54     $  0.43     $  1.05     $  0.82
                Pro forma                                  0.52        0.41        0.99        0.78
      =============================================================================================

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which requires the measurement and recognition of compensation expense for all stock awards (including stock options). SFAS No. 123(R) is effective with our fiscal quarter ending October 31, 2005. We are currently evaluating the impact SFAS No. 123(R) will have on our operating results and financial condition.

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


NOTE 2 - FINANCE RECEIVABLES

           Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      ====================================================================
                                                January 31,       July 31,
                                                       2005           2004
      ====================================================================
      Loans:
         Fixed rate                              $1,278,178     $1,183,812
         Floating rate                               83,142         71,742
      --------------------------------------------------------------------
            Total loans                           1,361,320      1,255,554
      Direct financing leases *                     172,810        205,355
      --------------------------------------------------------------------
                Finance receivables              $1,534,130     $1,460,909
      ====================================================================
      * includes residual values of $36,300 at January 31, 2005 and $42,200 at July 31, 2004

      The allowance for credit losses activity is summarized as follows:

      =============================================================================================
                                                         Three Months Ended        Six Months Ended
                                                                January 31,             January 31,
                                                        -------------------------------------------
                                                           2005        2004        2005        2004
      =============================================================================================
      Beginning balance                                 $24,245     $23,592     $24,081     $23,754
        Provision                                           300       2,350       1,250       5,900
        Write-downs                                      (1,552)     (3,060)     (3,084)     (7,051)
        Recoveries                                        1,257         589       2,003         868
      ---------------------------------------------------------------------------------------------
      Ending balance                                    $24,250     $23,471     $24,250     $23,471
      =============================================================================================
      Percentage of finance receivables                    1.58%       1.67%       1.58%       1.67%
      =============================================================================================
      Net charge-offs *                                 $   295     $ 2,471     $ 1,081     $ 6,183
      =============================================================================================
      Loss ratio **                                        0.08%       0.70%       0.14%       0.88%
      =============================================================================================

      *     write-downs less recoveries
      **    net charge-offs over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      ======================================================================
                                                     January 31,    July 31,
                                                            2005        2004
      ======================================================================
      Finance receivables classified as non-accrual      $26,446     $29,251
      Assets received to satisfy finance receivables       1,375       3,177
      ----------------------------------------------------------------------
              Non-performing assets                      $27,821     $32,428
      ======================================================================

      The allowance for credit losses included $470 at January 31, 2005 and $650 at July 31, 2004 specifically allocated to $5,000 and $7,500, respectively, of impaired finance receivables.

      We also provide commitments to extend credit. These commitments contain off-balance sheet risk. We use the same credit policies and procedures in providing these commitments as we do for finance receivables. At January 31, 2005 and July 31, 2004, the unused portion of these commitments was $15,100 and $10,400, respectively.


NOTE 3 - DEBT

      Debt is summarized as follows:

      =======================================================================
                                                   January 31,       July 31,
                                                          2005           2004
      =======================================================================
      Floating rate term notes due 2005 - 2010 *    $  338,750     $  338,750
      Fixed rate term notes due 2005 - 2008 *          161,250        181,250
      2.0% convertible debentures due 2034             175,000        175,000
      -----------------------------------------------------------------------
          Total term debt                              675,000        695,000
      Asset securitization financings                  325,000        286,000
      Commercial paper                                 110,000        103,600
      Bank borrowings                                   34,500         12,000
      -----------------------------------------------------------------------
             Total principal                         1,144,500      1,096,600
      Fair value adjustment of hedged debt              (2,400)        (2,900)
      -----------------------------------------------------------------------
                Total debt                          $1,142,100     $1,093,700
      =======================================================================
      * $143,250 at January 31, 2005 and July 31, 2004 of fixed rate term notes swapped to floating rates have been classified as floating rate term notes

Term Notes

      In February 2005, we prepaid $46.5 million of floating rate term notes; $40.5 million originally maturing in four to six months and $6.0 million in three and a half years. We prepaid the notes with proceeds from borrowings under bank credit facilities bearing lower interest rates.

Convertible Debentures

      The convertible debentures were originally convertible into 3,969,000 shares of common stock at a conversion price of $44.10 per share resulting in an initial conversion rate of 22.6778 shares per $1 (one thousand) of principal. On December 8, 2004, we irrevocably elected to fix the payment of the value of converted debentures, not exceeding the principal amount, in cash. Any value in excess of principal will be paid in shares of common stock. This eliminated the 3,969,000 shares of common stock originally issuable upon conversion. At January 31, 2005, no event occurred that would have allowed for conversion of the debentures.

      In January 2005, we were required to adjust the conversion rate to 22.74 shares of common stock due to the payment of a quarterly cash dividend. The new conversion price is $43.98 and we would have to deliver the value of 3,980,000 shares upon conversion of all of the debentures. Subsequent quarterly cash dividends will require similar adjustments to the conversion rate.

Asset Securitization Financings

      We have a $325,000 asset securitization facility that provides for committed revolving financing for one year. If the facility is not renewed prior to its current expiration date of April 29, 2005, we can convert borrowings outstanding into term debt. Finance receivables include $395,000 and $347,900 of securitized receivables at January 31, 2005 and July 31, 2004, respectively. At January 31, 2005, we could securitize an additional $213,000 of finance receivables. Borrowings are limited to 94% of securitized receivables.

Bank Borrowings

      We have $315,000 of committed unsecured revolving credit facilities with various banks expiring as follows: $157,500 within one year and $157,500 on various dates from February 2006 through January 2010.

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

      Long-term debt comprised the following:

      ==========================================================================
                                                           January 31,  July 31,
                                                                  2005      2004
      ==========================================================================
      Term notes                                              $361,100  $409,350
      Convertible debentures                                   175,000   175,000
      Asset securitization financings                          171,200   126,700
      Bank borrowings and commercial paper supported by
           bank credit facilities expiring after one year      144,500   115,600
      --------------------------------------------------------------------------
                Total long-term debt                          $851,800  $826,650
      ==========================================================================


NOTE 4 - DERIVATIVES

      At January 31, 2005 and July 31, 2004, the notional amount of interest rate swaps was $143,250. The swaps have been designated as fair value hedges of fixed rate term notes. We receive fixed rates equal to the rates of the respective hedged notes and pay floating rates indexed to six-month LIBOR on the swaps' notional amounts. The swaps expire on the maturity dates of the respective notes. The fair value of the swaps was a liability of $2,400 and $2,900 at January 31, 2005 and July 31, 2004, respectively.


NOTE 5 - STOCKHOLDERS' EQUITY

      In 2005, we received 20,000 shares of common stock from senior officers at an average price of $37.93 per share in exchange for their exercise of 39,000 stock options. These shares were retired. At January 31, 2005, $19,228 was available for future repurchases under our repurchase program.

      In December 2004, we initiated a quarterly cash dividend and paid our first dividend of $0.10 per share of common stock in January 2005.


NOTE 6 - STOCK PLANS

      In October 2004, we awarded 10,000 shares of restricted stock to our Chief Executive Officer under the 2001 Management Incentive Plan as part of the Chief Executive Officer's fiscal 2004 bonus. The shares vest evenly over their five-year life. Vesting of the shares may be accelerated and unvested shares are subject to forfeiture.

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


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ==========================================================================================
                                                        Three Months Ended      Six Months Ended
                                                               January 31,           January 31,
                                                        ----------------------------------------
                                                           2005       2004       2005       2004
      ==========================================================================================
      Net income                                        $ 9,238    $ 7,791    $17,798    $14,943
      ------------------------------------------------------------------------------------------
      Weighted average common shares outstanding
         (used for basic EPS)                            16,978     18,240     16,936     18,179
      Effect of dilutive securities:
         Stock options                                      291        244        278        275
         Restricted stock/stock units                       147        106        130         95
      ------------------------------------------------------------------------------------------
      Adjusted weighted average common shares
         outstanding (used for diluted EPS)              17,416     18,590     17,344     18,549
      ==========================================================================================
      Earnings per common share:
           Diluted                                      $  0.53    $  0.42    $  1.03    $  0.81
           Basic                                           0.54       0.43       1.05       0.82
      ==========================================================================================

      On September 30, 2004, the Emerging Issues Task Force ("EITF") Issued EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF No. 04-8 eliminated the exclusion of convertible debentures with a contingent conversion feature from the computation of diluted earnings per share. Our convertible debentures contain this feature. On December 8, 2004, we irrevocably elected to fix the payment of the value of converted debentures, not exceeding the principal amount, in cash. Any value in excess of principal will be paid in shares of common stock. This eliminates the 3,980,000 shares (as adjusted) of common stock issuable upon conversion. As a result, EITF 04-8 will not affect the computation of diluted earnings per share.

      The debentures will not affect the computation of diluted EPS until the price of our common stock exceeds the adjusted conversion price of $43.98. In fiscal periods in which the average price of our common stock exceeds $43.98, a percentage (equal to the excess of the average price above $43.98, divided by the average price) of the number of shares of common stock required to deliver the value of the converted debentures over principal would be treated as shares outstanding in the computation of diluted EPS (referred to as the treasury stock method). Our common stock closed at $34.50 per share on January 31, 2005.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

OVERVIEW

      Financial Federal Corporation is an independent financial services company operating through three wholly-owned subsidiaries. We do not have any unconsolidated subsidiaries, partnerships or joint ventures. We also do not have any off-balance sheet assets or liabilities or goodwill recorded and we are not involved in any income tax shelters. We have one fully consolidated special purpose entity that we established for our on-balance-sheet asset securitization facility.

      We have one line of business; lending money in the form of secured loans and leases (collectively referred to as finance receivables) to small and medium sized businesses for their equipment financing needs. Our revenue is generated solely by interest and other fees/charges earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity is of paramount importance to us. Typically, we borrow from banks and insurance companies and issue commercial paper directly and indirectly to money market funds and other investors. At January 31, 2005, approximately 75% of our finance receivables were funded with debt and 25% with equity.

      We earn interest income on our finance receivables and incur interest expense on our debt. We focus on maximizing the spread between the rates we earn on our receivables and the rates we incur on our debt, maintaining the credit quality of our receivables and managing our interest rate risk. Interest rates earned on our finance receivables are currently 95% fixed and 5% floating and interest rates incurred on our debt are currently 29% fixed and 71% floating. Therefore, our profitability can be affected significantly by changes in market interest rates. Our profitability can also be affected significantly by the credit quality of our finance receivables. Credit quality can affect revenue, provisions for credit losses and operating expenses through reclassifying receivables to/from non-accrual status, incurring charge-offs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

      Our main areas of focus are asset quality, liquidity and interest rate risk. Each is discussed in detail in separate sections of this discussion. These areas are integral to our long-term profitability. Our key performance measures are net charge-offs and loss ratio, non-performing assets, delinquencies, receivables growth, leverage, available liquidity, net interest margin and net interest spread and expense ratio.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for credit losses on finance receivables, impaired finance receivables, assets received to satisfy receivables and residual values on direct financing leases. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      The allowance for credit losses on finance receivables is an estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, charge-off experience, non-accrual/delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties we may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), equipment collateral values and other factors. The allowance level may need to be changed significantly due to unexpected changes in these factors. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.3 million (1.58% of finance receivables) at January 31, 2005 including $0.5 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and an unallocated general amount to provide for losses inherent in the remainder of the receivables portfolio. Upon evaluating the net realizable value of impaired receivables, we may record a write-down or establish a specific allowance based on the probability of loss. Write-downs are recorded based on the fair value of the underlying collateral. Specific allowances are established when the collection of all amounts due is not fully supported solely by the value of the underlying primary equipment collateral depending on the level and type of other items supporting collectibility. The general allowance is supported by an analysis of historical losses (charge-offs) covering two years (comparable with the average life of our receivables) from which percentage loss ranges are developed and applied to receivables based on their assigned risk profile. Risk profiles are assigned to receivables based on industry and past due status. The computed range of losses is adjusted for expected recoveries and differences between current and historical loss trends and other factors. The analysis is performed quarterly and is reviewed by senior management. At January 31, 2005, the computed range of losses was adjusted upward to account for the potential effects that significantly higher oil prices could have on our customers' cash flows and ability to remit payments to us. Although our methodology is designed to compute probable losses, due to the significance of the estimates used, the computed range of losses, as adjusted, may differ significantly from actual losses.

      Impaired finance receivables are recorded at their current estimated net realizable value (if less than their carrying amount). Assets received to satisfy receivables are recorded at their current estimated fair value less selling costs (if less than their carrying amount). These estimated values are based on our evaluation of the expected cash flows and market value/condition of the collateral/assets. Values are estimated by analyzing recent sales of similar equipment, used equipment publications, market knowledge and equipment vendor inquiries. Unexpected adverse changes in or incorrect conclusions regarding expected cash flows, market value/condition of collateral/assets or length of time needed to sell the equipment would require a write-down to be recorded. This would reduce net income. Impaired finance receivables and assets received to satisfy receivables totaled $27.8 million (1.8% of finance receivables) at January 31, 2005.

      Residual values are recorded on direct financing leases at the lowest of
(i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. Residual values may not be fully realized due to subsequent unexpected adverse changes in equipment values. This would result in a write-down and reduce net income. Residual values were $36.3 million (2.4% of finance receivables) at January 31, 2005. Historically, we have realized the recorded residual value upon disposition.


RESULTS OF OPERATIONS

Comparison of three months ended January 31, 2005 to three months ended January 31, 2004

      ===============================================================================
                                          Three Months Ended
                                                 January 31,
      ($ in millions, except per          ------------------
      share amounts)                        2005        2004    $ Change     % Change
      ===============================================================================
      Finance income                      $ 31.1      $ 29.6      $  1.5            5%
      Interest expense                      10.5         8.6         1.9           22
      Net finance income before
         provision for credit losses        20.6        21.0        (0.4)          (2)
      Provision for credit losses            0.3         2.4        (2.1)         (88)
      Salaries and other expenses            5.2         5.8        (0.6)         (11)
      Provision for income taxes             5.9         5.0         0.9           17
      Net income                             9.2         7.8         1.4           19

      Diluted earnings per share            0.53        0.42        0.11           26
      Basic earnings per share              0.54        0.43        0.11           26
      ===============================================================================

      Net income increased by 19% to $9.2 million in the second quarter of fiscal 2005 from $7.8 million in the second quarter of fiscal 2004. The increase resulted from the effects of significantly fewer non-performing assets and receivables growth, partially offset by the effects of significantly higher short-term market interest rates, continued low market interest rates, and, to a lesser extent, increased costs associated with being a public company (includes external and internal audit costs, Sarbanes-Oxley compliance costs, legal fees, insurance and board of directors fees).

      Finance income increased by 5% to $31.1 million in the second quarter of fiscal 2005 from $29.6 million in the second quarter of fiscal 2004. The increase resulted from the 7% increase in average finance receivables ($103.9 million) to $1.514 billion in the second quarter of fiscal 2005 from $1.410 billion in the second quarter of fiscal 2004 and, to a lesser extent, lower non-accrual receivables. Partially offsetting these positive factors was the lower net yield of finance receivables. Continued low market interest rates reduced the net yield on finance receivables to 8.1% in the second quarter of fiscal 2005 from 8.3% in the second quarter of fiscal 2004. This trend in yield may reverse due to recent increases in market interest rates.

      Interest expense, incurred on borrowings used to fund finance receivables, increased by 22% to $10.5 million in the second quarter of fiscal 2005 from $8.6 million in the second quarter of fiscal 2004. The increase resulted from higher average short-term market interest rates and the 11% ($107.2 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower average rate on our fixed rate term debt, raised our weighted average cost of funds to 3.7% in the second quarter of fiscal 2005 from 3.4% in the second quarter of fiscal 2004.

      Net finance income before provision for credit losses on finance receivables decreased by 2% to $20.6 million in the second quarter of fiscal 2005 from $21.0 million in the second quarter of fiscal 2004. Net interest margin (net finance income before provision for credit losses expressed as an annual percentage of average finance receivables) decreased to 5.4% in the second quarter of fiscal 2005 from 5.9% in the second quarter of fiscal 2004. Net interest margin decreased because our weighted average cost of funds was higher, the net yield on our finance receivables was lower and our leverage increased to 3.5 from 3.0.

      The provision for credit losses on finance receivables decreased to $0.3 million in the second quarter of fiscal 2005 from $2.4 million in the second quarter of fiscal 2004. The decrease resulted from significantly lower net charge-offs and, to a lesser extent, improved asset quality, partially offset by receivables growth. The provision for credit losses is the amount required to change the allowance for credit losses to the appropriate estimated level. Net charge-offs (write-downs of finance receivables less recoveries) decreased to $0.3 million in the second quarter of fiscal 2005 from $2.5 million in the second quarter of fiscal 2004. The loss ratio (net charge-offs expressed as an annual percentage of average finance receivables) decreased to 0.08% in the second quarter of fiscal 2005 from 0.70% in the second quarter of fiscal 2004. Net charge-offs decreased due to a higher level of recoveries, fewer non-accrual receivables and improved equipment resale values.

      Salaries and other expenses decreased by 11% to $5.2 million in the second quarter of fiscal 2005 from $5.8 million in the second quarter of fiscal 2004. The decrease resulted from cost savings generated by fewer non-performing assets partially offset by higher costs associated with being a public company. Salary expense did not change significantly. The expense ratio (salaries and other expenses expressed as an annual percentage of average finance receivables) decreased to 1.4% in the second quarter of fiscal 2005 from 1.6% in the second quarter of fiscal 2004 due to the decrease in expenses and receivables growth. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) decreased to 25.2% in the second quarter of fiscal 2005 from 27.8% in the second quarter of fiscal 2004.

      Diluted earnings per share increased by 26% to $0.53 per share in the second quarter of fiscal 2005 from $0.42 per share in the second quarter of fiscal 2004, and basic earnings per share increased by 26% to $0.54 per share in the second quarter of fiscal 2005 from $0.43 per share in the second quarter of fiscal 2004. The percentage increases in diluted and basic earnings per share were higher than the percentage increase in net income due to the repurchase of
1.5 million shares of common stock in April 2004.

Comparison of six months ended January 31, 2005 to six months ended January 31, 2004

      ===============================================================================
                                            Six Months Ended
                                                 January 31,
      ($ in millions, except per          ------------------
      share amounts)                        2005        2004    $ Change     % Change
      ===============================================================================
      Finance income                      $ 61.0      $ 59.8      $  1.2            2%
      Interest expense                      19.8        17.2         2.6           15
      Net finance income before
         provision for credit losses        41.2        42.6        (1.4)          (3)
      Provision for credit losses            1.3         5.9        (4.6)         (78)
      Salaries and other expenses           10.9        12.2        (1.3)         (10)
      Provision for income taxes            11.2         9.6         1.6           17
      Net income                            17.8        14.9         2.9           19

      Diluted earnings per share            1.03        0.81        0.22           27
      Basic earnings per share              1.05        0.82        0.23           28
      ===============================================================================

      Net income increased by 19% to $17.8 million in the first half of fiscal 2005 from $14.9 million in the first half of fiscal 2004. The increase resulted from the effects of significantly fewer non-performing assets and, to a lesser extent, receivables growth, partially offset by the effects of significantly higher short-term market interest rates, continued low market interest rates, and, to a lesser extent, increased costs associated with being a public company.

      Finance income increased by 2% to $61.0 million in the first half of fiscal 2005 from $59.8 million in the first half of fiscal 2004. The increase resulted from the 6% increase in average finance receivables ($83.2 million) to $1.495 billion in the first half of fiscal 2005 from $1.412 billion in the first half of fiscal 2004 and, to a lesser extent, lower non-accrual receivables. Partially offsetting these positive factors was the lower net yield of finance receivables. Continued low market interest rates reduced the net yield on finance receivables to 8.1% in the first half of fiscal 2005 from 8.4% in the first half of fiscal 2004.

      Interest expense increased by 15% to $19.8 million in the first half of fiscal 2005 from $17.2 million in the first half of fiscal 2004. The increase resulted from higher average short-term market interest rates and the 9% ($90.2 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower average rate on our fixed rate term debt, raised our weighted average cost of funds to 3.5% in the first half of fiscal 2005 from 3.3% in the first half of fiscal 2004.

      Net finance income before provision for credit losses on finance receivables decreased by 3% to $41.2 million in the first half of fiscal 2005 from $42.6 million in the first half of fiscal 2004. Net interest margin decreased to 5.5% in the first half of fiscal 2005 from 6.0% in the first half of fiscal 2004. Net interest margin decreased because our weighted average cost of funds was higher, the net yield on our finance receivables was lower and our leverage increased to 3.5 from 3.0.

      The provision for credit losses on finance receivables decreased to $1.3 million in the first half of fiscal 2005 from $5.9 million in the first half of fiscal 2004. The decrease resulted from significantly lower net charge-offs and, to a lesser extent, improved asset quality, partially offset by receivables growth. Net charge-offs decreased to $1.1 million in the first half of fiscal 2005 from $6.2 million in the first half of fiscal 2004. The loss ratio decreased to 0.14% in the first half of fiscal 2005 from 0.88% in the first half of fiscal 2004. Net charge-offs decreased due to a higher level of recoveries, fewer non-accrual receivables and improved equipment resale values.

      Salaries and other expenses decreased by 10% to $10.9 million in the first half of fiscal 2005 from $12.2 million in the first half of fiscal 2004. The decrease resulted from cost savings generated by fewer non-performing assets partially offset by higher costs associated with being a public company. Salary expense did not change significantly. The expense ratio decreased to 1.4% in the first half of fiscal 2005 from 1.7% in the first half of fiscal 2004 due to the decrease in expenses and receivables growth. The efficiency ratio decreased to 26.4% in the first half of fiscal 2005 from 28.5% in the first half of fiscal 2004.

      Diluted earnings per share increased by 27% to $1.03 per share in the first half of fiscal 2005 from $0.81 per share in the first half of fiscal 2004, and basic earnings per share increased by 28% to $1.05 per share in the first half of fiscal 2005 from $0.82 per share in the first half of fiscal 2004. The percentage increases in diluted and basic earnings per share were higher than the percentage increase in net income due to the repurchase of 1.5 million shares of common stock in April 2004.

RECEIVABLE PORTFOLIO AND ASSET QUALITY

      This section discusses trends and characteristics of our finance receivables and our approach to managing credit risk. A key part of this section is asset quality. Asset quality statistics measure our underwriting standards, skills and policies/procedures and can indicate the direction and levels of future charge-offs.

      ==================================================================================
                                        January 31,    July 31,
      ($ in millions)                         2005*       2004*    $ Change     % Change
      ==================================================================================
      Finance receivables                  $1,534.1    $1,460.9      $ 73.2            5%
      Allowance for credit losses              24.3        24.1         0.2            1
      Non-performing assets                    27.8        32.4        (4.6)         (14)
      Delinquent finance receivables           12.8        15.0        (2.2)         (15)
      Net charge-offs                           1.1         3.3        (2.2)         (67)

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses              1.58%       1.65%
      Non-performing assets                    1.81        2.22
      Delinquent finance receivables           0.83        1.03
      Net charge-offs (annualized)             0.14        0.46
      ==================================================================================

      *     as of and for the six months ended

      Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Finance receivables outstanding increased by 5% ($73.2 million) to $1.534 billion at January 31, 2005 from $1.461 billion at July 31, 2004. At January 31, 2005, 89% ($1,361.3 billion) of finance receivables were loans and 11% ($172.8 million) were leases.

      Finance receivables originated in the second quarter of fiscal 2005 and 2004 were $274 million and $180 million, respectively, and finance receivables originated in the first half of fiscal 2005 and 2004 were $493 million and $349 million, respectively. Originations increased due to greater demand for domestic equipment financing, the hiring of additional marketing professionals and possibly due to the 50% bonus depreciation tax deduction on new equipment that expired on December 31, 2004 as customers may have accelerated equipment purchases to benefit from this expiring tax incentive. Finance receivables collected in the second quarter of fiscal 2005 and 2004 were $225 million and $171 million, respectively, and finance receivables collected in the first half of fiscal 2005 and 2004 were $411 million and $344 million, respectively. Collections increased due to higher average receivables and increased pre-payment activity.

      Maintaining the credit quality of our portfolio is our primary focus. We manage our credit risk by using disciplined and established underwriting policies and procedures, by closely monitoring our portfolio and by effectively handling non-performing accounts. Our underwriting policies and procedures require obtaining a first lien on equipment financed. We focus on financing equipment that has an economic life exceeding the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. Securing our receivables with such equipment can mitigate potential charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advanced payments and/or hold back a portion of the amount financed. We do not finance/lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

      Our underwriting policies limit our credit exposure with any single customer. At January 31, 2005, this limit was $28.5 million. Our largest and ten largest customer(s) accounted for $12.4 million (0.8%) and $83.3 million (5.4%), respectively, of total finance receivables at January 31, 2005.

      The allowance for credit losses was $24.3 million at January 31, 2005 and $24.1 million at July 31, 2004. The allowance level declined to 1.58% of finance receivables at January 31, 2005 from 1.65% at July 31, 2004 due to the improvement in asset quality statistics. We periodically review the allowance to determine that its level is appropriate. The allowance level may decline further if our asset quality statistics remain at favorable levels.

      Net charge-offs of finance receivables (write-downs less recoveries) decreased to $1.1 million in the first six months of fiscal 2005 from $3.3 million in the last six months of fiscal 2004 and the loss ratio decreased to 0.14% from 0.46%. Net charge-offs of finance receivables decreased to $0.3 million in the second quarter of fiscal 2005 from $0.8 million in the first quarter of fiscal 2005 and the loss ratio decreased to 0.08% from 0.21%. Net charge-offs have been decreasing due to a higher level of recoveries of amounts previously written-down, fewer non-performing assets and improved economic conditions and equipment resale values.

      Non-performing assets comprise non-accrual finance receivables and repossessed equipment (assets received to satisfy receivables) as follows (in millions):

      ====================================================================
                                                 January 31,      July 31,
                                                        2005          2004
      ====================================================================
      Non-accrual finance receivables                  $26.4         $29.2
      Repossessed equipment                              1.4           3.2
      --------------------------------------------------------------------
           Total non-performing assets                 $27.8         $32.4
      ====================================================================

      Delinquent finance receivables (transactions with a contractual payment 60 or more days past due) were $12.8 million at January 31, 2005 compared to $15.0 million at July 31, 2004.

      Our asset quality statistics remained at favorable levels during the quarter; improving slightly. Repossessed equipment, delinquencies and net charge-offs are below expected levels. Therefore, further improvement in these measures is not expected. Non-accrual finance receivables may decline further (decreases in non-accrual receivables typically trail decreases in delinquencies since several months of payment performance is required to reclassify a receivable to accrual status). At January 31, 2005, 70% of non-accrual finance receivables were not delinquent. Reductions in net charge-offs and non-accrual receivables would have a positive effect on earnings through decreases in the provision for credit losses and by increasing finance income.

      Although we expect our asset quality statistics to remain at favorable levels, significantly higher oil prices and market interest rates could adversely affect our statistics. Gasoline and interest are significant costs for a majority of our customers and higher than normal increases in these costs could adversely impact their operating cash flows and their ability to remit payments to us. In addition, we have several customers that owe us over $5.0 million. If any of these receivables became delinquent, impaired or repossessed, our asset quality statistics could worsen even though the overall trend for the portfolio may remain positive.


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

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate/acquire finance receivables, to purchase portfolios of finance receivables and to repay maturing debt. To ensure that we have adequate liquidity; we project our financing needs based on estimated receivables growth and maturing debt, we closely monitor capital markets and we diversify our funding sources. We can obtain funds from many sources, including operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, committed unsecured revolving credit facilities, dealer placed and directly issued commercial paper and sales of common and preferred equity. We believe that our sources of liquidity are well diversified. We are not dependent on any funding source or on any credit provider.

      At January 31, 2005, we had $170.5 million of unused bank credit facilities (net of commercial paper outstanding). We can also issue an additional $200.0 million of asset securitization financings. We believe, but cannot assure, that sufficient liquidity is available to us to support our future operations and growth.

      Our term debt is rated 'BBB+' by Fitch Ratings, Inc. ("Fitch") and the commercial paper our major operating subsidiary issues ($98.3 million at January 31, 2005) is rated 'F2' by Fitch. Our access to capital markets at competitive rates is partly dependent on these investment grade credit ratings.

      Our major operating subsidiary's debt agreements contain restrictive covenants including limitations on indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements contain a material adverse change clause.

      Total debt increased by 4% ($48.4 million) to $1.142 billion at January 31, 2005 from $1.094 billion at July 31, 2004 and stockholders' equity increased by 7% ($20.7 million) to $324.5 million at January 31, 2005 from $303.9 million at July 31, 2004. Leverage (debt-to-equity ratio) decreased to a low 3.5 at January 31, 2005 from 3.6 at July 31, 2004 allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5.

      Debt comprised the following ($ in millions):

      ============================================================================================
                                                      January 31, 2005               July 31, 2004
                                                   -----------------------------------------------
                                                     Amount    Percent           Amount    Percent
      ============================================================================================
      Term notes                                   $  500.0         44%        $  520.0         48%
      Asset securitization financings                 325.0         28            286.0         26
      Convertible debentures                          175.0         15            175.0         16
      Commercial paper                                110.0         10            103.6          9
      Borrowings under bank credit facilities          34.5          3             12.0          1
      --------------------------------------------------------------------------------------------
          Total principal                           1,144.5        100%         1,096.6        100%
      Fair value adjustment of hedged debt             (2.4)                       (2.9)
      --------------------------------------------------------------------------------------------
              Total debt                           $1,142.1                    $1,093.7
      ============================================================================================

Term Notes

      In February 2005, we prepaid $46.5 million of floating rate term notes; $40.5 million originally maturing in four to six months and $6.0 million in three and a half years. We prepaid the notes with proceeds from borrowings under bank credit facilities bearing lower interest rates. In January 2005, we repaid $20.0 million of 6.68% fixed rate term notes at maturity.

      At January 31, 2005, the $500.0 million of term notes outstanding comprised $455.0 million of private placements and medium term notes with insurance companies and $45.0 million of bank term loans.

Asset Securitization Financings

      We have a $325.0 million asset securitization facility. In January 2005, we borrowed the $39.0 million available under the facility and used the proceeds to repay bank borrowings. The facility expires in April 2005 subject to renewal (we expect that the facility will be renewed for another year). The facility has been renewed three times since it was established in July 2001. Borrowings under the facility are limited to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. Upon expiration and non-renewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly in amounts equal to collections of securitized receivables less interest incurred. Currently, we would exercise the conversion option upon non-renewal. Based on the contractual payments of the $395.0 million of securitized receivables at January 31, 2005, the term debt would be fully repaid by April 2007.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized; approximately $608.0 million at January 31, 2005. Therefore, we can securitize an additional $213.0 million of finance receivables at January 31, 2005. Borrowings are limited to 94% of securitized receivables.

Convertible Debentures

      The convertible debentures were convertible into 4.0 million shares (as adjusted) of common stock at the adjusted conversion price of $43.98 per share resulting in an adjusted conversion rate of 22.74 shares per $1,000 of principal. In December 2004, we irrevocably elected to fix the payment of the value of converted debentures, not exceeding the principal amount, in cash. Any value in excess of principal would be paid in shares of common stock. This eliminated the 4.0 million shares of common stock issuable upon conversion. At January 31, 2005, no event occurred that would have allowed for conversion of the debentures.

Commercial Paper

      We issue commercial paper directly and through a $350.0 million program. Commercial paper is unsecured and matures between 1 and 270 days. We have not obtained commitments from any purchaser of our commercial paper for additional or future purchases. Increases in commercial paper are generally offset by decreases in bank and other borrowings, and vice versa. We are required (as a condition of our credit rating) to maintain committed revolving credit facilities from banks so that the aggregate amount available thereunder exceeds commercial paper outstanding. Therefore, at January 31, 2005, the combined amount of commercial paper and bank borrowings outstanding was limited to $315.0 million ($144.5 million was outstanding at January 31, 2005).

Bank Credit Facilities

      We have $315.0 million of committed unsecured revolving credit facilities from seven banks (a $10.0 million decrease from July 31, 2004). This includes $202.5 million of facilities with original terms ranging from two to five years and $112.5 million of facilities with an original term of one year. These facilities provide us with a dependable, low-cost source of funds and support for our commercial paper program. We can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may or may not be renewed upon expiration.


MARKET INTEREST RATE RISK AND SENSITIVITY

      This section discusses how changes in market interest rates can affect our profitability and our approach to managing interest rate risk. Market interest rates have been rising and are expected to continue to rise. This has and would continue to reduce our net income as explained below.

      Our earnings are sensitive to fluctuations in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates and the prime rate). Changes in these rates affect our finance income and interest expense. Rate increases would reduce earnings (this is occurring currently) and rate decreases would increase earnings because floating rate debt (includes short-term debt) significantly exceeds floating rate finance receivables. When market interest rates rise, the resulting increase in interest expense would significantly exceed the resulting increase in finance income. Conversely, when market interest rates decline, the resulting decrease in interest expense would significantly exceed the resulting decrease in finance income. These effects would diminish over time. In addition, since our interest earning assets exceed our interest bearing liabilities, eventually, continued low market interest rates would reduce earnings and continued high rates would increase earnings. These broad statements do not take into account the effects of economic and other conditions that could accompany interest rate fluctuations. Increases in market interest rates increased interest expense by approximately $2.0 million and $3.0 million in the second quarter and first half of fiscal 2005, respectively.

      Our earnings are subject to the risk of rising interest rates at January 31, 2005 because of our high ratios of fixed rate receivables and floating rate debt. Floating rate debt exceeded floating rate receivables by $721.6 million as shown in the table below. This risk is mitigated by the terms and prepayment experience of our receivables. Finance receivables provide for monthly payments over relatively short periods of two to five years that historically have been accelerated by prepayments. At January 31, 2005, $551.0 million (38%) of fixed rate finance receivables are scheduled to be collected within one year and the weighted average remaining maturity of fixed rate finance receivables is under two years. We do not match the maturities of our debt to our finance receivables.

      =============================================================================================
                                                Fixed Rate             Floating Rate
                                       ---------------------------------------------
      ($ in millions)                    Amount    Percent         Amount    Percent          Total
      =============================================================================================
      Finance receivables              $1,449.9         95%      $   84.2          5%      $1,534.1
      =============================================================================================

      Debt (principal)                 $  336.2         29%      $  805.9         71%      $1,142.1
      Stockholders' equity                324.5        100             --         --          324.5
      ---------------------------------------------------------------------------------------------
           Total debt and equity       $  660.7         45%      $  805.9         55%      $1,466.6
      =============================================================================================

      At January 31, 2005, floating rate debt (asset securitization financings, floating rate term notes, fixed rate term notes swapped to floating rates, commercial paper and bank borrowings) reprices (interest rate changes) as follows: $422.6 million (52%) within one month; $351.1 million (44%), within the following two months and the remainder, $31.8 million (4%), within the following six months. Floating rate notes last repriced in January 2005 and the majority of the floating rate swaps of fixed rate notes last repriced in October 2004. The repricing periods of floating rate debt at January 31, 2005 follow ($ in millions):

      =======================================================================================
                                                  Balance      Repricing Frequency
      =======================================================================================
      Asset securitization financings              $325.0      monthly
      Floating rate notes                           195.5      quarterly
      Floating rate swaps of fixed rate notes       143.3      semi-annually
      Commercial paper                              110.0      1 to 220 days (26 day average)
      Bank borrowings                                34.5      generally daily
      =======================================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. At January 31, 2005, such a hypothetical adverse change in rates would reduce quarterly net income by approximately $0.7 million based on scheduled repricings of floating rate debt and fixed rate term debt maturing within one year and the expected effects on the yields of new receivables. We believe this amount represents an acceptable level of risk considering the lower cost of floating rate debt. Actual future changes in market interest rates and the effect on net income may differ materially due to changes in finance receivable and debt repricing structures. In addition, other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to market interest rate fluctuations through risk management procedures that include using certain derivative financial instruments and changing the proportion of our fixed rate term debt versus our floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on certain debt obligations. We do not speculate with nor do we trade derivatives.

      At January 31, 2005, fixed rate notes swapped to floating rates totaled $143.3 million. Under the terms of the swaps, we receive fixed rates equal to the rates on the respective hedged notes and pay floating rates indexed to six-month LIBOR (2.9% at January 31, 2005). The weighted average receive rate (4.9%) exceeded the current weighted average pay rate (3.9%) by 100 basis points (1.0%) at January 31, 2005. Information on our swaps at January 31, 2005 follows ($ in millions):

      ===============================================================================
                                     Notional    Receive
      Issued           Expires         Amount       Rate    Pay Rate       Reprices
      ===============================================================================
      April 2003       April 2010       $12.5       4.96%       3.40%      April 2005
      July 2003        April 2008        25.0       4.37        3.09       April 2005
      July 2003        June 2008         12.5       4.37        3.73       April 2005
      July 2003        June 2008         25.0       4.37        3.54       April 2005
      July 2003        June 2010         12.5       4.96        3.71       April 2005
      August 2003      April 2008        24.5       4.37        2.99       April 2005
      April 2004       August 2007       31.3       6.23        5.99       July 2005
      ===============================================================================

      The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, a key measure of a finance company's profitability.

      ===================================================================================
                                                 Three Months Ended      Six Months Ended
                                                        January 31,           January 31,
                                                 ----------------------------------------
                                                    2005       2004       2005       2004
      ===================================================================================
      Net yield of finance receivables               8.1%       8.3%       8.1%       8.4%
      Weighted average cost of borrowed funds        3.7        3.3        3.5        3.3
      -----------------------------------------------------------------------------------
         Net interest spread                         4.4%       5.0%       4.6%       5.1%
      ===================================================================================

      The net yield of finance receivables declined in fiscal 2005 from fiscal 2004 because yields on receivables originated were lower than yields on receivables collected. This was caused by the extended period of low interest rates. The net yield is not expected to decline further and may increase since yields on originations have been trending higher. The net yield increased to 8.1% in the second quarter of fiscal 2005 from 8.0% in the first quarter.

      The average cost of funds increased in fiscal 2005 from fiscal 2004 due to higher short-term borrowing costs resulting from rising market interest rates. Short-term market interest rates have risen approximately 150 basis points (1.50%) since the fourth quarter of fiscal 2004. This increase, and any future increases in short-term rates, will raise our average cost of funds as our floating rate debt reprices. We expect our weighted average cost of funds to rise 25-30 basis points (0.25%-0.30%) in the third quarter of fiscal 2005.

NEW ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which requires the measurement and recognition of compensation expense for all stock awards. SFAS No. 123(R) is effective with our fiscal quarter ending October 31, 2005. We are currently evaluating the impact SFAS No. 123(R) will have on our operating results and financial condition.

      On September 30, 2004, the Emerging Issues Task Force ("EITF") Issued EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF No. 04-8 eliminated the exclusion of convertible debentures with a contingent conversion feature from the computation of diluted earnings per share. Our convertible debentures contain this feature. In December 2004, we irrevocably elected to fix the payment of the value of converted debentures, not exceeding the principal amount, in cash. Any value in excess of principal will be paid in shares of common stock. This eliminates the 4.0 million shares of common stock issuable upon conversion. As a result, EITF 04-8 will not affect the computation of diluted earnings per share.


FORWARD-LOOKING STATEMENTS

      Certain statements in this document may include the words or phrases "can be," "expects," "plans," "may," "may affect," "may depend," "believe," "trending," "hopeful," "endeavor," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and we caution that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond our control, including, without limitation, (i) the ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in finance receivables and the adequacy of our allowance for credit losses, (iii) changes in market interest rates, (iv) changes in economic, financial and market conditions, (v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and we are not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

PART II


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES
                     For the Quarter Ended January 31, 2005

      ====================================================================================================
      Month             (a) Total       (b) Average      (c) Total Number of            (d) Maximum Number
                           Number        Price Paid         Shares Purchased        (or Approximate Dollar
                        of Shares         per Share      as Part of Publicly     Value) of Shares that May
                        Purchased                         Announced Plans or        Yet Be Purchased Under
                                                                    Programs         the Plans or Programs
      ====================================================================================================
      December 2004         7,258            $39.00                    7,258                   $19,228,000
      ====================================================================================================

      We established our common stock repurchase program in August 1996 and subsequently expanded it to include repurchases of convertible debentures. A total of $40.7 million has been authorized for repurchases of common stock and convertible debentures, and through January 31, 2005, $14.3 million of common stock and $7.2 million of convertible debentures have been repurchased.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

      At our Annual Meeting of Stockholders held on December 14, 2004, our stockholders voted on the following matters:

      The following nominees were elected to the Board of Directors:

      ====================================================================
                                                           Number of Votes
                                               ---------------------------
      Nominee                                         For         Withheld
      ====================================================================
      Lawrence B. Fisher                       15,519,151          842,738
      William C. MacMillen, Jr.                16,022,898          338,991
      Michael C. Palitz                        15,995,578          366,311
      Thomas F. Robards                        16,232,330          129,559
      Paul R. Sinsheimer                       15,996,410          365,479
      H. E. Timanus, Jr.                       16,041,965          319,924
      Michael J. Zimmerman                     16,253,546          108,343
      ====================================================================

      The appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending July 31, 2005 was ratified by a vote of 16,158,361 shares for, 186,569 shares against and 16,959 shares abstained.


Item 5. OTHER INFORMATION
        -----------------

      On March 7, 2005, we issued a press release reporting our results for the quarter ended January 31, 2005. The press release is attached hereto as Exhibit
99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

      On March 7, 2005, we issued a press release announcing that our Board of Directors declared a quarterly dividend of $0.10 per share on our common stock. The dividend is payable on April 29, 2005 to stockholders of record at the close of business on March 28, 2005. The dividend rate is unchanged from the previous quarter.

Item 6. EXHIBITS
        --------

Exhibit No.       Description of Exhibit
--------------------------------------------------------------------------------
31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer
31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer
32.1              Section 1350 Certification of Chief Executive Officer
32.2              Section 1350 Certification of Chief Financial Officer
99.1              Press release dated March 7, 2005
99.2              Press release dated March 7, 2005

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

                                        FINANCIAL FEDERAL CORPORATION
                                        -----------------------------
                                        (Registrant)


                                        By:  /s/ Steven F. Groth
                                             -----------------------------------
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                        By:  /s/ David H. Hamm
                                             -----------------------------------
                                             Vice President and Controller
                                             (Principal Accounting Officer)

March 8, 2005
-------------
(Date)