Form 10-Q
period 2005-04-30
FINANCIAL FEDERAL CORP
filed 2005-06-08
CIK 854711

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 2005

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

At June 1, 2005, 17,455,740 shares of the registrant's common stock, $.50 par value, were outstanding.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                      for the quarter ended April 30, 2005

                                TABLE OF CONTENTS

Part I - Financial Information                                                                     Page No.
----------------------------------------------------------------------------------------------     --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets at April 30, 2005 (unaudited) and July 31, 2004 (audited)        3

         Consolidated Income Statements for the three and nine months ended April 30, 2005
              and 2004 (unaudited)                                                                    4

         Consolidated Statements of Changes in Stockholders' Equity for the nine months ended
              April 30, 2005 and 2004 (unaudited)                                                     5

         Consolidated Statements of Cash Flows for the nine months ended April 30, 2005 and
              2004 (unaudited)                                                                        6

         Notes to Consolidated Financial Statements (unaudited)                                       7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       11-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  21

Item 4.  Controls and Procedures                                                                     21


Part II - Other Information
----------------------------------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 21-22

Item 5.  Other Information                                                                           22

Item 6.  Exhibits                                                                                    22

Signatures                                                                                           23

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

===========================================================================================================
                                                                           April 30, 2005*    July 31, 2004
===========================================================================================================
ASSETS
Finance receivables                                                             $1,590,789       $1,460,909
Allowance for credit losses                                                        (24,227)         (24,081)
-----------------------------------------------------------------------------------------------------------
  Finance receivables - net                                                      1,566,562        1,436,828
Cash                                                                                 6,324            6,981
Other assets                                                                        11,805           20,109
-----------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                               $1,584,691       $1,463,918
===========================================================================================================
LIABILITIES
Debt:
  Long-term ($5,600 at April 30, 2005 and $6,100 at July 31, 2004 due to
    related parties)                                                            $1,017,000       $  826,650
  Short-term                                                                       172,600          267,050
Accrued interest, taxes and other liabilities                                       62,312           66,328
-----------------------------------------------------------------------------------------------------------
  Total liabilities                                                              1,251,912        1,160,028
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                                 --               --
Common stock - $.50 par value, authorized 100,000 shares, shares issued and outstanding: 17,454 (net of 1,695 treasury shares) at April 30, 2005
  and 17,269 (net of 1,672 treasury shares) at July 31, 2004                         8,727            8,634
Additional paid-in capital                                                         107,767          101,920
Retained earnings                                                                  216,285          193,336
-----------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       332,779          303,890
-----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $1,584,691       $1,463,918
===========================================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

==============================================================================================
                                                      Three Months Ended     Nine Months Ended
                                                               April 30,             April 30,
                                                      ----------------------------------------
                                                         2005       2004       2005       2004
==============================================================================================
Finance income                                        $31,321    $29,029    $92,277    $88,840
Interest expense                                       10,878      8,213     30,632     25,453
----------------------------------------------------------------------------------------------

   Net finance income before provision for credit
      losses on finance receivables                    20,443     20,816     61,645     63,387

Provision for credit losses on finance receivables        100      2,050      1,350      7,950
----------------------------------------------------------------------------------------------

   Net finance income                                  20,343     18,766     60,295     55,437

Salaries and other expenses                             5,243      5,566     16,125     17,694
----------------------------------------------------------------------------------------------

   Income before income taxes                          15,100     13,200     44,170     37,743

Provision for income taxes                              5,858      5,164     17,130     14,764
----------------------------------------------------------------------------------------------

       NET INCOME                                     $ 9,242    $ 8,036    $27,040    $22,979
==============================================================================================
EARNINGS PER COMMON SHARE:
       Diluted                                        $  0.53    $  0.44    $  1.56    $  1.25
==============================================================================================
       Basic                                          $  0.54    $  0.45    $  1.59    $  1.27
==============================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=====================================================================================================
                                    Shares of                Additional                         Total
                                       Common       Common      Paid-In     Retained    Stockholders'
                                        Stock        Stock      Capital     Earnings           Equity
=====================================================================================================
BALANCE AT JULY 31, 2003               18,483     $  9,242     $105,464     $201,690         $316,396
   Repurchases of common stock         (1,665)        (833)     (15,153)     (39,544)         (55,530)
   Employee stock plans:
      Shares issued                       435          217        7,030           --            7,247
      Compensation recognized              --           --        1,788           --            1,788
      Tax benefits                         --           --        1,715           --            1,715
   Net income                              --           --           --       22,979           22,979
-----------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 2004              17,253     $  8,626     $100,844     $185,125         $294,595
=====================================================================================================

=====================================================================================================
                                    Shares of                Additional                         Total
                                       Common       Common      Paid-In     Retained    Stockholders'
                                        Stock        Stock      Capital     Earnings           Equity
=====================================================================================================
BALANCE AT JULY 31, 2004               17,269     $  8,634     $101,920     $193,336         $303,890
   Repurchases of common stock
      (20 shares retired and 23
      shares held in treasury)            (43)         (21)      (1,001)        (605)          (1,627)
   Employee stock plans:
      Shares issued                       228          114        3,928           --            4,042
      Compensation recognized              --           --        1,988           --            1,988
      Tax benefits                         --           --          932           --              932
   Common stock cash dividends             --           --           --       (3,486)          (3,486)
   Net income                              --           --           --       27,040           27,040
-----------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 2005              17,454     $  8,727     $107,767     $216,285         $332,779
=====================================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

===============================================================================================
Nine Months Ended April 30,                                                  2005          2004
===============================================================================================
Cash flows from operating activities:
  Net income                                                            $  27,040     $  22,979
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses on finance receivables                     1,350         7,950
     Depreciation and amortization                                         12,965        13,064
     Decrease in other assets                                               8,906        14,907
     Decrease in accrued interest, taxes and other liabilities             (4,716)       (4,511)
     Tax benefits from stock plans                                            932         1,715
-----------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                 46,477        56,104
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                         (761,689)     (559,958)
  Finance receivables collected                                           619,026       522,695
-----------------------------------------------------------------------------------------------
                 Net cash used in investing activities                   (142,663)      (37,263)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Asset securitization borrowings (repayments)                             39,000       (39,000)
  Bank borrowings, net increase                                           171,700         4,555
  Commercial paper, net increase (decrease)                                13,400       (30,613)
  Proceeds from convertible debentures                                         --       175,000
  Proceeds from term note                                                      --         5,000
  Repayments of term notes                                               (127,500)      (82,000)
  Deferred debt issuance costs                                                 --        (4,375)
  Proceeds from stock option exercises                                      3,320         3,308
  Common stock cash dividends                                              (3,486)           --
  Repurchases of common stock                                                (905)      (51,591)
-----------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities       95,529       (19,716)
-----------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                         (657)         (875)
Cash - beginning of period                                                  6,981         8,015
-----------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                    $   6,324     $   7,140
===============================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business

      Financial Federal Corporation provides collateralized lending, financing and leasing services nationwide to middle-market businesses in the general construction, road and infrastructure construction and repair, road transportation, waste disposal and manufacturing industries. We lend against, finance and lease a wide range of new and used revenue-producing, essential-use equipment such as cranes, earthmovers, machine tools, personnel lifts, trailers and trucks.

Basis of Presentation

      The accompanying unaudited consolidated financial statements were prepared according to the Securities and Exchange Commission's rules and regulations. Certain information and note disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America (GAAP) were condensed or omitted as permitted by such rules and regulations. The July 31, 2004 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. However, we believe the disclosures are sufficient to make the information presented not misleading. These Consolidated Financial Statements and note disclosures should be read with the Consolidated Financial Statements and note disclosures included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three and nine months ended April 30, 2005 may not be indicative of full year results.

Stock-Based Compensation

      We continue to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. Under APB No. 25, we do not record compensation expense for our stock options. If we applied the expense recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we would have recorded compensation expense for stock options based on their fair value calculated with an option-pricing model. The effect on net income and earnings per share had we recorded compensation expense under SFAS No. 123 follow:

==========================================================================================
                                                Three Months Ended       Nine Months Ended
                                                         April 30,               April 30,
                                               -------------------------------------------
                                                  2005        2004        2005        2004
==========================================================================================
Net income, as reported                        $ 9,242     $ 8,036     $27,040     $22,979
Add: Compensation expense recorded for
  stock awards (after-tax)                         395         364       1,216       1,093
Deduct: Total stock-based compensation
  expense determined under fair value based
  method for all awards (after-tax)               (905)       (871)     (2,712)     (2,411)
------------------------------------------------------------------------------------------
        Pro forma net income                   $ 8,732     $ 7,529     $25,544     $21,661
==========================================================================================
Diluted earnings per common share:
        As reported                            $  0.53     $  0.44     $  1.56     $  1.25
        Pro forma                                 0.50        0.41        1.47        1.17
==========================================================================================
Basic earnings per common share:
        As reported                            $  0.54     $  0.45     $  1.59     $  1.27
        Pro forma                                 0.51        0.42        1.50        1.20
==========================================================================================

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", that requires measuring and recognizing compensation expense for all stock awards (including stock options). SFAS No. 123(R) is effective with our fiscal quarter ending October 31, 2005. We are evaluating the impact SFAS No. 123(R) will have on our operating results and financial condition.

Use of Estimates

      We are required to make significant estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ significantly from those estimates.


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      ==========================================================================
                                                       April 30,        July 31,
                                                            2005            2004
      ==========================================================================
      Loans:
         Fixed rate                                   $1,322,481      $1,183,812
         Floating rate                                    95,023          71,742
      --------------------------------------------------------------------------
            Total loans                                1,417,504       1,255,554
      Direct financing leases *                          173,285         205,355
      --------------------------------------------------------------------------
               Finance receivables                    $1,590,789      $1,460,909
      ==========================================================================
      * includes residual values of $36,000 at April 30, 2005 and $42,200 at July 31, 2004

      Allowance for credit losses activity is summarized as follows:

      ===============================================================================
                                           Three Months Ended       Nine Months Ended
                                                    April 30,               April 30,
                                          -------------------------------------------
                                             2005        2004        2005        2004
      ===============================================================================
      Beginning balance                   $24,250     $23,471     $24,081     $23,754
         Provision for credit losses          100       2,050       1,350       7,950
         Write-downs                       (1,371)     (2,366)     (4,455)     (9,417)
         Recoveries                         1,248         465       3,251       1,333
      -------------------------------------------------------------------------------
      Ending balance                      $24,227     $23,620     $24,227     $23,620
      ===============================================================================
      Percentage of finance receivables      1.52%       1.65%       1.52%       1.65%
      ===============================================================================
      Net charge-offs *                   $   123     $ 1,901     $ 1,204     $ 8,084
      ===============================================================================
      Loss ratio **                          0.03%       0.54%       0.11%       0.76%
      ===============================================================================

      *   write-downs less recoveries
      **  net charge-offs over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition is suspended) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      ==========================================================================
                                                            April 30,   July 31,
                                                                 2005       2004
      ==========================================================================
      Finance receivables classified as non-accrual           $24,473    $29,251
      Assets received to satisfy finance receivables            2,136      3,177
      --------------------------------------------------------------------------
           Non-performing assets                              $26,609    $32,428
      ==========================================================================

      The allowance for credit losses included $400 at April 30, 2005 and $650 at July 31, 2004 specifically allocated to $2,200 and $7,500, respectively, of impaired finance receivables.

      We also provide commitments to extend credit. These commitments contain off-balance sheet risk. We use the same credit policies and procedures in providing these commitments that we use for finance receivables. At April 30, 2005 and July 31, 2004, the unused portion of these commitments was $11,000 and $10,400, respectively.


NOTE 3 - DEBT

      Debt is summarized as follows:

      =========================================================================
                                                       April 30,       July 31,
                                                            2005           2004
      =========================================================================
      Floating rate term notes due 2005 - 2010 *      $  231,250     $  338,750
      Fixed rate term notes due 2005 - 2008 *            161,250        181,250
      2.0% convertible debentures due 2034               175,000        175,000
      -------------------------------------------------------------------------
           Total term debt                               567,500        695,000
      Asset securitization financings                    325,000        286,000
      Bank borrowings                                    183,700         12,000
      Commercial paper                                   117,000        103,600
      -------------------------------------------------------------------------
             Total principal                           1,193,200      1,096,600
      Fair value adjustment of hedged debt                (3,600)        (2,900)
      -------------------------------------------------------------------------
               Total debt                             $1,189,600     $1,093,700
      =========================================================================
      * $143,250 at April 30, 2005 and July 31, 2004 of fixed rate term notes swapped to floating rates were classified as floating rate term notes

Term Notes

      On May 2, 2005, we issued $250,000 of five-year, 5.0% fixed rate term notes. We received $200,000 on May 2, 2005 and will receive $50,000 on August 2, 2005. Interest on the notes is payable semi-annually. The notes are due at maturity on May 2 and August 2, 2010. Prepayment of the notes is subject to a premium based on a yield maintenance formula.

      In February and April 2005, we prepaid $107,500 of floating rate term notes maturing between four months and five years at principal, without penalty. As a result, we expensed $200 of unamortized deferred debt issuance costs (included in interest expense).

      In May 2005, we prepaid $68,000 of floating rate term notes maturing in three years at principal, without penalty with proceeds from the May 2005 term note issuance.

Convertible Debentures

      The convertible debentures were originally convertible into 3,969,000 shares of common stock at a conversion price of $44.10 per share resulting in an initial conversion rate of 22.6778 shares for each $1 (one thousand) of principal. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. We will pay any value over principal with shares of common stock. This eliminated the 3,969,000 shares of common stock originally issuable upon conversion. At April 30, 2005, no event occurred that would have allowed for conversion of the debentures.

      In April and January 2005, the conversion rate increased because we paid cash dividends. At April 30, 2005, the conversion rate was 22.80, the conversion price was $43.86 and we would have to deliver the value of 3,990,000 shares upon conversion of all the debentures. Future cash dividends will cause further adjustments.

Asset Securitization Financings

      We have a $325,000 asset securitization facility providing for committed revolving financing for one year. In April 2005, the facility was renewed for another year. If the facility is not renewed again before its current expiration date of April 28, 2006, we can convert borrowings outstanding into term debt. Finance receivables include $404,500 and $347,900 of securitized receivables at April 30, 2005 and July 31, 2004, respectively. At April 30, 2005, we could securitize an additional $226,500 of finance receivables. The facility limits borrowings to 94% of securitized receivables.

Bank Borrowings

      We have $395,000 of committed unsecured revolving credit facilities with several banks expiring as follows; $212,500 in one year and $182,500 between July 2007 and March 2010.

Other

      The debt agreements of our major operating subsidiary have restrictive covenants including limitations on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      =================================================================================
                                                                April 30,      July 31,
                                                                     2005          2004
      =================================================================================
      Term notes *                                             $  338,900    $  409,350
      Convertible debentures                                      175,000       175,000
      Asset securitization financings                             202,400       126,700
      Bank borrowings and commercial paper supported by
           bank credit facilities expiring after one year *       300,700       115,600
      ---------------------------------------------------------------------------------
               Total long-term debt                            $1,017,000    $  826,650
      =================================================================================

      * $118,000 of term notes and $132,000 of bank borrowings due in less than one year were classified as long-term at April 30, 2005 because they were refinanced with the $250,000 May 2005 five-year notes


NOTE 4 - DERIVATIVES

      In March 2005, we entered into two $25,000 interest rate locks; locking in the five-year U.S. Treasury Notes rate, at 4.075% for one month, that would be used to determine the interest rate of our May 2005 issuance of five-year fixed rate term notes. We chose not to designate the locks as hedging instruments.
We terminated the locks when the interest rate was fixed on the term note issuance. The five-year Treasury rate was 4.18% at the time. We received $200 from settling the locks and, since we did not designate the locks as hedges, we recognized this gain in March 2005 as a reduction of interest expense. If we made the hedge designation, the $200 gain would have been deferred and recognized over the life of the term notes.

      At April 30, 2005 and July 31, 2004, the notional amount of our interest rate swaps was $143,250. We designated the swaps as fair value hedges of fixed rate term notes. We receive fixed rates equal to the rates of the hedged notes and pay floating rates indexed to six-month LIBOR on the swaps' notional amounts. The swaps expire on the notes' maturity dates. The fair value of the swaps was a liability of $3,600 and $2,900 at April 30, 2005 and July 31, 2004, respectively. The weighted average receive and pay rates on the swaps were 4.88% and 4.81%, respectively at April 30, 2005, and 4.88% and 3.01%, respectively, at July 31, 2004.


NOTE 5 - STOCKHOLDERS' EQUITY

      In 2005, we received 20,000 shares of common stock from certain officers at an average price of $37.93 in exchange for their exercise of 39,000 stock options. These shares were retired. In March 2005, we received 23,000 shares of common stock from certain officers at $37.85 as payment of income taxes we were required to withhold when shares of their restricted stock vested. These shares were held in treasury at April 30, 2005. At April 30, 2005, $18,372 was available for future repurchases under our repurchase program.

      In December 2004, we initiated a quarterly cash dividend and paid dividends of $0.10 per share of common stock in April 2005 and January 2005.


NOTE 6 - STOCK PLANS

      In March 2005, we granted 91,000 stock options with a $37.52 exercise price to employees under our 1998 Stock Option and Restricted Stock Plan (the "1998 Plan"). These options vest evenly over three years starting in July 2005 and expire in March 2009. In October 2004, we granted 11,000 stock options with a $36.97 exercise price to employees under the 1998 Plan. These options vest evenly over four years starting in October 2006 and expire in October 2010.

      In March 2005, we awarded 31,000 shares of restricted stock to certain officers under the 1998 Plan. These shares vest annually over three to eight year periods. In October 2004, we awarded 10,000 shares of restricted stock to our Chief Executive Officer under the 2001 Management Incentive Plan as part of the Chief Executive Officer's fiscal 2004 bonus. The shares vest annually over five years. Vesting of the 41,000 shares may be accelerated and unvested shares are subject to forfeiture.


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ======================================================================================
                                                    Three Months Ended     Nine Months Ended
                                                             April 30,             April 30,
                                                    ----------------------------------------
                                                       2005       2004       2005       2004
      ======================================================================================
      Net income                                    $ 9,242    $ 8,036    $27,040    $22,979
      ======================================================================================
      Weighted average common shares outstanding
         (used for basic EPS)                        17,070     17,928     16,979     18,096
      Effect of dilutive securities:
         Stock options                                  226        248        261        266
         Restricted stock and stock units                91         63        118         85
      --------------------------------------------------------------------------------------
      Adjusted weighted average common shares
          outstanding (used for diluted EPS)         17,387     18,239     17,358     18,447
      ======================================================================================
      Earnings per common share:
           Diluted                                  $  0.53    $  0.44    $  1.56    $  1.25
           Basic                                       0.54       0.45       1.59       1.27
      ======================================================================================

      On September 30, 2004, the Emerging Issues Task Force ("EITF") Issued EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF No. 04-8 eliminated excluding convertible debentures with a contingent conversion feature in calculating diluted earnings per share. Our convertible debentures contain this feature. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. We will pay any value over principal with shares of common stock. This eliminated the 3,990,000 shares (as adjusted) of common stock issuable upon conversion. As a result, EITF 04-8 will not affect diluted earnings per share.

      The debentures will not lower diluted EPS until the price of our common stock exceeds the adjusted conversion price of $43.86. In fiscal periods that the average price of our common stock exceeds $43.86, we must include the number of shares of common stock needed to deliver the value of the debentures over principal as shares outstanding in calculating diluted EPS. Our common stock closed at $35.30 on April 30, 2005.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

OVERVIEW

      Financial Federal Corporation is an independent financial services company operating through three wholly-owned subsidiaries. We do not have any unconsolidated subsidiaries, partnerships or joint ventures. We also do not have any off-balance sheet assets or liabilities (other than commitments to extend credit) or goodwill and we are not involved in any income tax shelters. We have one fully consolidated special purpose entity that we established for our on-balance-sheet asset securitization facility.

      We have one line of business; lending money in the form of secured loans and leases (collectively referred to as finance receivables) to small and medium sized businesses for their equipment financing needs. Our revenue is generated solely by interest and other fees earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity is very important. Typically, we borrow from banks and insurance companies and issue commercial paper to money market funds and other investors. At April 30, 2005, approximately 75% of our finance receivables were funded with debt.

      We earn interest income on our finance receivables and incur interest expense on our debt. We focus on maximizing the spread between the rates we earn on our receivables and the rates we incur on our debt, maintaining the credit quality of our receivables and managing our interest rate risk. Interest rates earned on our finance receivables are 94% fixed and 6% floating, and interest rates incurred on our debt are 45% fixed and 55% floating (as adjusted to reflect the May 2005 fixed rate term note issuance). Therefore, changes in market interest rates can affect our profitability significantly. The credit quality of our finance receivables can also affect our profitability significantly. Credit quality can affect revenue, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring charge-offs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

      Our main areas of focus are asset quality, liquidity and interest rate risk. Each is discussed in detail in separate sections of this discussion. These areas are integral to our long-term profitability. Our key performance measures are net charge-offs and loss ratio, non-performing assets, delinquencies, receivables growth, leverage, available liquidity, net interest margin and net interest spread and expense and efficiency ratios.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Accounting principles generally accepted in the United States require us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004 describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates.

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the obligor/lessee and other parties we may have recourse to such as equipment vendors/manufacturers and owners/affiliates of the obligor/lessee), collateral values and other factors. We may need to change the allowance level significantly because of unexpected changes in these factors. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.2 million (1.52% of finance receivables) at April 30, 2005 including $0.4 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and a general amount to provide for losses inherent in the remainder of finance receivables. In evaluating the net realizable value of impaired receivables, we may record a write-down or establish a specific allowance based on the probability of loss. We record write-downs based on the fair value of the underlying collateral. We establish specific allowances when collecting all amounts due is not fully supported solely by the value of the underlying primary equipment collateral depending on the level and type of other items supporting collectibility. The general allowance is supported by a quarterly analysis of historical losses (charge-offs) covering two years (comparable with the average life of our receivables) from which we develop percentage loss ranges that we apply to receivables based on their assigned risk profile. Risk profiles are assigned to receivables based on industry and past due status. We adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors. At April 30, 2005, we adjusted the range upward to account for the potential effects that significantly higher oil prices could have on our customers' cash flows and ability to remit payments to us and on the economy. Although our methodology is designed to calculate probable losses, because of the significance of the estimates used, the calculated range of losses, as adjusted, may differ significantly from actual losses.

      We record impaired finance receivables at their current estimated net realizable value (if less than their carrying amount). We record assets received to satisfy receivables at their current estimated fair value less selling costs (if less than their carrying amount). We estimate these values based on our evaluation of the expected cash flows and market value and condition of the collateral or assets. We evaluate market vale by analyzing recent sales of similar equipment and used equipment publications, using our market knowledge and making inquiries of equipment vendors. Unexpected adverse changes in or incorrect conclusions on expected cash flows, market value and condition of collateral or assets or time needed to sell equipment would require us to record a write-down. This would lower net income. Impaired finance receivables and assets received to satisfy receivables totaled $26.6 million (1.67% of finance receivables) at April 30, 2005.

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option, (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in equipment values. This would lower net income. Residual values were $36.0 million (2.27% of finance receivables) at April 30, 2005. Historically, we have realized the recorded residual values upon disposition.


SIGNIFICANT EVENTS

      On May 2, 2005, our major operating subsidiary issued $250.0 million of five-year, 5.0% fixed rate term notes. We received $200.0 million on May 2, 2005 and will receive $50.0 million on August 2, 2005. We used the May 2005 proceeds to repay $132.0 million of borrowings under bank credit facilities and $68.0 million of floating rate term notes. The August proceeds will replace the $50.0 million 8.62% term notes maturing in June 2005. Interest on the notes is payable semi-annually. The notes are due at maturity on May 2 and August 2, 2010. Prepayment of the notes is subject to a premium based on a yield maintenance formula. The note agreement has substantially the same restrictive covenants that are in the subsidiary's existing note agreements including limits on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. The note agreement does not have a material adverse change clause.

      We recently prepaid $175.5 million of floating rate term notes at principal, without penalty. This includes the $68.0 million prepaid in May 2005 and $107.5 million prepaid in the third quarter of fiscal 2005 with borrowings under bank credit facilities (that we subsequently repaid with proceeds from the May 2005 debt issuance). The prepaid notes' remaining terms ranged from four months to five years (weighted average slightly over two years), and their weighted average rate, based on current market interest rates, would have been 4.6%.

      These transactions will lower our weighted average cost of funds, and reduced our exposure to rising short-term market interest rates (the fixed rate portion of our debt increased to 45% from 28% and the floating rate portion decreased to 55% from 72%), extended maturities of our debt and increased liquidity.


RESULTS OF OPERATIONS

Comparison of three months ended April 30, 2005 to three months ended April 30, 2004

      =========================================================================
                                       Three Months Ended
                                                April 30,
      ($ in millions, except per       ------------------
      share amounts)                      2005       2004   $ Change   % Change
      -------------------------------------------------------------------------
      Finance income                     $31.3      $29.0      $ 2.3          8%
      Interest expense                    10.9        8.2        2.7         32
      Net finance income before
        provision for credit losses       20.4       20.8       (0.4)        (2)
      Provision for credit losses          0.1        2.1       (2.0)       (95)
      Salaries and other expenses          5.2        5.6       (0.4)        (6)
      Provision for income taxes           5.9        5.1        0.8         13
      Net income                           9.2        8.0        1.2         15

      Diluted earnings per share          0.53       0.44       0.09         20
      Basic earnings per share            0.54       0.45       0.09         20
      =========================================================================

      Net income increased by 15% to $9.2 million in the third quarter of fiscal 2005 from $8.0 million in the third quarter of fiscal 2004. The increase resulted from the effects of significantly fewer non-performing assets and receivables growth, partially offset by the effects of significantly higher short-term market interest rates.

      Finance income increased by 8% to $31.3 million in the third quarter of fiscal 2005 from $29.0 million in the third quarter of fiscal 2004. The increase resulted from the 10% increase in average finance receivables ($137.0 million) to $1.556 billion in the third quarter of fiscal 2005 from $1.419 billion in the third quarter of fiscal 2004 and, to a lesser extent, higher yields on floating rate receivables (from prime rate increases) and lower non-accrual receivables. Partially offsetting these positive factors were lower yields on fixed rate finance receivables caused by continued low long-term market interest rates and, to a lesser extent, one less day in the third quarter of fiscal 2005 (last year was a leap year). The net yield on finance receivables was 8.25% in the third quarter of fiscal 2005 compared to 8.32% in the third quarter of fiscal 2004.

      Interest expense, incurred on borrowings used to fund finance receivables, increased by 32% to $10.9 million in the third quarter of fiscal 2005 from $8.2 million in the third quarter of fiscal 2004. The increase resulted from higher average short-term market interest rates and the 13% ($134.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower average rate on our fixed rate term debt, raised our weighted average cost of funds to 3.85% in the third quarter of fiscal 2005 from 3.26% in the third quarter of fiscal 2004. Interest expense for the third quarter of fiscal 2005 includes two offsetting, nonrecurring items; a $0.2 million gain recognized on interest rate locks (see the Market Interest Rates and Sensitivity section for further discussion) and a $0.2 million expense representing the unamortized deferred debt issuance costs on debt prepaid during the quarter.

      Net finance income before provision for credit losses on finance receivables decreased by 2% to $20.4 million in the third quarter of fiscal 2005 from $20.8 million in the third quarter of fiscal 2004. Net interest margin (net finance income before provision for credit losses expressed as an annual percentage of average finance receivables) decreased to 5.39% in the third quarter of fiscal 2005 from 5.96% in the third quarter of fiscal 2004. Net interest margin decreased because our weighted average cost of funds was higher, the net yield on our finance receivables was lower and our leverage increased.

      The provision for credit losses on finance receivables decreased to $0.1 million in the third quarter of fiscal 2005 from $2.1 million in the third quarter of fiscal 2004. The decrease resulted from significantly lower net charge-offs and improved asset quality, partially offset by receivables growth. The provision for credit losses is the amount needed to change the allowance for credit losses to the appropriate estimated level. Net charge-offs (write-downs of finance receivables less recoveries) decreased to $0.1 million in the third quarter of fiscal 2005 from $1.9 million in the third quarter of fiscal 2004. The loss ratio (net charge-offs expressed as an annual percentage of average finance receivables) decreased to 0.03% in the third quarter of fiscal 2005 from 0.54% in the third quarter of fiscal 2004. Net charge-offs decreased because of higher recoveries, fewer non-accrual receivables and improved equipment values.

      Salaries and other expenses decreased by 6% to $5.2 million in the third quarter of fiscal 2005 from $5.6 million in the third quarter of fiscal 2004. The decrease resulted from cost savings generated by significantly fewer non-performing assets. Salary expense did not change significantly. The expense ratio (salaries and other expenses expressed as an annual percentage of average finance receivables) decreased to 1.38% in the third quarter of fiscal 2005 from 1.60% in the third quarter of fiscal 2004 because of the decrease in expenses and the increase in receivables. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) decreased to 25.64% in the third quarter of fiscal 2005 from 26.74% in the third quarter of fiscal 2004 because of the decrease in expenses.

      Diluted earnings per share increased by 20% to $0.53 per share in the third quarter of fiscal 2005 from $0.44 per share in the third quarter of fiscal 2004, and basic earnings per share increased by 20% to $0.54 per share in the third quarter of fiscal 2005 from $0.45 per share in the third quarter of fiscal 2004. The percentage increases in diluted and basic earnings per share were higher than the percentage increase in net income because of the repurchase of
1.5 million shares of common stock in April 2004.


Comparison of nine months ended April 30, 2005 to nine months ended April 30,
2004

      =========================================================================
                                        Nine Months Ended
                                                April 30,
      ($ in millions, except per        -----------------
      share amounts)                      2005       2004   $ Change   % Change
      -------------------------------------------------------------------------
      Finance income                     $92.3      $88.8      $ 3.5          4%
      Interest expense                    30.7       25.4        5.3         20
      Net finance income before
         provision for credit losses      61.6       63.4       (1.8)        (3)
      Provision for credit losses          1.4        8.0       (6.6)       (83)
      Salaries and other expenses         16.1       17.7       (1.6)        (9)
      Provision for income taxes          17.1       14.7        2.4         16
      Net income                          27.0       23.0        4.0         18

      Diluted earnings per share          1.56       1.25       0.31         25
      Basic earnings per share            1.59       1.27       0.32         25
      =========================================================================

      Net income increased by 18% to $27.0 million in the first nine months of fiscal 2005 from $23.0 million in the first nine months of fiscal 2004. The increase resulted from the effects of significantly fewer non-performing assets and, to a lesser extent, receivables growth, partially offset by the effects of significantly higher short-term market interest rates, continued low long-term market interest rates, and, to a lesser extent, increased costs associated with being a public company (includes external and internal audit fees, Sarbanes-Oxley compliance costs, legal fees, insurance and board of directors fees).

      Finance income increased by 4% to $92.3 million in the first nine months of fiscal 2005 from $88.8 million in the first nine months of fiscal 2004. The increase resulted from the 7% increase in average finance receivables ($101.0 million) to $1.515 billion in the first nine months of fiscal 2005 from $1.414 billion in the first nine months of fiscal 2004 and, to a lesser extent, lower non-accrual receivables. Partially offsetting these positive factors was the lower net yield of finance receivables. Continued low long-term market interest rates reduced the net yield on finance receivables to 8.14% in the first nine months of fiscal 2005 from 8.39% in the first nine months of fiscal 2004.

      Interest expense increased by 20% to $30.7 million in the first nine months of fiscal 2005 from $25.4 million in the first nine months of fiscal 2004. The increase resulted from higher average short-term market interest rates and the 10% ($104.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower average rate on our fixed rate term debt, raised our weighted average cost of funds to 3.63% in the first nine months of fiscal 2005 from 3.32% in the first nine months of fiscal 2004.

      Net finance income before provision for credit losses on finance receivables decreased by 3% to $61.6 million in the first nine months of fiscal 2005 from $63.4 million in the first nine months of fiscal 2004. Net interest margin decreased to 5.44% in the first nine months of fiscal 2005 from 5.99% in the first nine months of fiscal 2004. Net interest margin decreased because our weighted average cost of funds was higher, the net yield on our finance receivables was lower and our leverage increased.

      The provision for credit losses on finance receivables decreased to $1.4 million in the first nine months of fiscal 2005 from $8.0 million in the first nine months of fiscal 2004. The decrease resulted from significantly lower net charge-offs and improved asset quality, partially offset by receivables growth. Net charge-offs decreased to $1.2 million in the first nine months of fiscal 2005 from $8.1 million in the first nine months of fiscal 2004. The loss ratio decreased to 0.11% in the first nine months of fiscal 2005 from 0.76% in the first nine months of fiscal 2004. Net charge-offs decreased because of higher recoveries, fewer non-accrual receivables and improved equipment values.

      Salaries and other expenses decreased by 9% to $16.1 million in the first nine months of fiscal 2005 from $17.7 million in the first nine months of fiscal 2004. The decrease resulted from cost savings generated by fewer non-performing assets partially offset by higher costs associated with being a public company. Salary expense did not change significantly. The expense ratio decreased to 1.42% in the first nine months of fiscal 2005 from 1.67% in the first nine months of fiscal 2004 because of the decrease in expenses and increase in receivables. The efficiency ratio decreased to 26.16% in the first nine months of fiscal 2005 from 27.91% in the first nine months of fiscal 2004 because of the decrease in expenses.

      Diluted earnings per share increased by 25% to $1.56 per share in the first nine months of fiscal 2005 from $1.25 per share in the first nine months of fiscal 2004, and basic earnings per share increased by 25% to $1.59 per share in the first nine months of fiscal 2005 from $1.27 per share in the first nine months of fiscal 2004. The percentage increases in diluted and basic earnings per share were higher than the percentage increase in net income because of the repurchase of 1.5 million shares of common stock in April 2004.

RECEIVABLE PORTFOLIO AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect of this section is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future charge-offs.

      ================================================================================
                                        April 30,     July 31,
      ($ in millions)                      2005 *       2004 *     $ Change   % Change
      --------------------------------------------------------------------------------
      Finance receivables                $1,590.8     $1,460.9     $  129.9          9%
      Allowance for credit losses            24.2         24.1          0.1         --
      Non-performing assets                  26.6         32.4         (5.8)       (18)
      Delinquent finance receivables         11.1         15.0         (3.9)       (26)
      Net charge-offs                         1.2          5.8         (4.6)       (79)

      As a percentage of receivables:
      Allowance for credit losses            1.52%        1.65%
      Non-performing assets                  1.67         2.22
      Delinquent finance receivables         0.70         1.03
      Net charge-offs (annualized)           0.11         0.54
      ================================================================================

      *  as of and for the nine months ended

      Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Finance receivables outstanding increased by 8% ($129.9 million) to $1.591 billion at April 30, 2005 from $1.461 billion at July 31, 2004. At April 30, 2005, loans were 89% ($1,417.5 billion) of finance receivables and leases were 11% ($173.3 million).

      Finance receivables originated in the third quarter of fiscal 2005 and 2004 were $269 million and $211 million, respectively, and in the first nine months of fiscal 2005 and 2004 were $762 million and $560 million, respectively. Originations increased because of greater demand for domestic equipment financing and increases in marketing personnel. Finance receivables collected in the third quarter of fiscal 2005 and 2004 were $208 million and $179 million, respectively, and in the first nine months of fiscal 2005 and 2004 were $619 million and $523 million, respectively. Collections increased because of higher average receivables and increased pre-payments.

      Maintaining the credit quality of our receivables is our primary focus. We manage our credit risk by using disciplined and proven underwriting policies and procedures, by monitoring our receivables closely and by effectively handling non-performing accounts. Our underwriting policies and procedures require obtaining a first lien on equipment financed. We focus on financing equipment that has an economic life exceeding the term of the transaction, historically low levels of technological obsolescence, use in multiple industries, ease of access and transporting, and a broad, established resale market. Securing our receivables with such equipment can mitigate potential charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advanced payments or hold back a portion of the amount financed. We do not finance or lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

      Our underwriting policies limit our credit exposure with any single customer. At April 30, 2005, this limit was $29.5 million and our ten largest customers accounted for $89.6 million (5.6%) of total finance receivables.

      The allowance for credit losses was $24.2 million at April 30, 2005 and $24.1 million at July 31, 2004. The allowance level declined to 1.52% of finance receivables at January 31, 2005 from 1.65% at July 31, 2004 because of the decrease in credit losses and improvement in asset quality. We periodically review the allowance to determine that its level is appropriate. The allowance level may decline further if our asset quality statistics remain at favorable levels.

      Net charge-offs of finance receivables (write-downs less recoveries) decreased to $1.2 million in the first nine months of fiscal 2005 from $5.8 million in the last nine months of fiscal 2004 and the loss ratio decreased to 0.11% from 0.54%. Net charge-offs decreased to $0.1 million in the third quarter of fiscal 2005 from $0.3 million in the second quarter of fiscal 2005 and the loss ratio decreased to 0.03% from 0.08%. Net charge-offs decreased to $1.2 million in the first nine months of fiscal 2005 from $8.1 million in the first nine months of fiscal 2004 and the loss ratio decreased to 0.11% from 0.76%. Net charge-offs have been decreasing because of higher recoveries of prior write-offs, fewer non-performing assets and improved economic conditions and equipment values.

      Non-performing assets comprise non-accrual finance receivables and repossessed equipment (assets received to satisfy receivables) as follows (in millions):

      ==========================================================================
                                                          April 30,     July 31,
                                                               2005         2004
      --------------------------------------------------------------------------
      Non-accrual finance receivables *                       $24.5        $29.2
      Repossessed equipment                                     2.1          3.2
      --------------------------------------------------------------------------
         Total non-performing assets                          $26.6        $32.4
      ==========================================================================
      *  before allocation of specific reserves

      The net investment in delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) was $11.1 million at April 30, 2005 compared to $15.0 million at July 31, 2004.

      Our asset quality statistics stayed at favorable levels during the quarter. Net charge-offs, repossessed equipment and delinquencies were far below expected levels. Therefore, we do not expect further improvement in these measures and reasonable increases would not necessarily indicate the start of a negative trend. Non-accrual finance receivables may decline further (decreases in non-accrual receivables typically trail decreases in delinquencies because several months of payment performance must occur to reclassify a receivable to accrual status). At April 30, 2005, 75% of non-accrual finance receivables were not delinquent. Decreases in net charge-offs and non-accrual receivables have a positive effect on earnings through decreases in the provision for credit losses and by increasing finance income.

      Although we expect our asset quality statistics to stay at favorable levels, significantly higher oil prices and market interest rates could adversely affect our statistics. Gasoline and interest are significant costs for most of our customers and higher than normal increases in these costs could adversely impact their operating cash flows and their ability to remit payments to us. Increases in these costs can also adversely affect the economy. In addition, we have several customers that owe us over $5.0 million. If any of these receivables became delinquent, impaired or repossessed, our asset quality statistics could worsen even though the overall trend may remain positive.


LIQUIDITY AND CAPITAL RESOURCES

      We describe our needs for substantial amounts of capital (debt and equity), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage, available liquidity and credit ratings. Our credit rating was raised in July 2004, our leverage is low by finance company standards, we have ample liquidity available and the maturities of our term debt are staggered and exceed the maturities of our finance receivables.

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay maturing debt. To ensure that we have enough liquidity we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely and we diversify our funding sources. We can obtain funds from many sources, including operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, committed unsecured revolving credit facilities, dealer placed and direct issued commercial paper and sales of common and preferred equity. We believe that our liquidity sources are well diversified and we are not dependent on any funding source or any credit provider.

      At April 30, 2005, we had $94.3 million available under our bank credit facilities (net of commercial paper outstanding). This amount increased to $226.3 million after the May 2005 debt issuance. We also have the ability to issue an additional $213.0 million of asset securitization financings and additional term debt. We believe, but cannot assure, that sufficient liquidity is available to us to support our future operations and growth.

      Our term debt is rated 'BBB+' by Fitch Ratings, Inc. ("Fitch") and our major operating subsidiary's commercial paper ($104.9 million at April 30,2005) is rated 'F2' by Fitch. Both ratings have a stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause.

      In the first nine months of fiscal 2005, debt increased by 9% ($95.9 million) to $1.190 billion from $1.094 billion and stockholders' equity increased by 10% ($28.9 million) to $332.8 million from $303.9 million. Leverage (debt-to-equity ratio) remained at a low 3.6 allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5.

      Debt comprised the following ($ in millions):

      =====================================================================================
                                                     April 31, 2005           July 31, 2004
                                                 ------------------------------------------
                                                   Amount   Percent        Amount   Percent
      -------------------------------------------------------------------------------------
      Term notes                                 $  392.5        33%     $  520.0        48%
      Asset securitization financings               325.0        27         286.0        26
      Convertible debentures                        175.0        15         175.0        16
      Borrowings under bank credit facilities       183.7        15          12.0         1
      Commercial paper                              117.0        10         103.6         9
      -------------------------------------------------------------------------------------
         Total principal                          1,193.2       100%      1,096.6       100%
      Fair value adjustment of hedged debt           (3.6)                   (2.9)
      -------------------------------------------------------------------------------------
            Total debt                           $1,189.6                $1,093.7
      =====================================================================================

Term Notes

      In January 2005, we repaid $20.0 million of 6.68% fixed rate term notes at maturity with proceeds from borrowings under bank credit facilities.

      At April 30, 2005, the $392.5 million of term notes outstanding comprised $347.5 million of private placements and medium term notes with insurance companies and $45.0 million of bank term loans.

Asset Securitization Financings

      We have a $325.0 million asset securitization facility that we established in July 2001. The facility was renewed for the fourth time in April 2005 and currently expires in April 2006 subject to further renewal. In January 2005, we borrowed the $39.0 million available under the facility and repaid bank borrowings with the proceeds. The facility limits borrowings to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. Upon expiration and non-renewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly based on the balance of securitized receivables. Currently, we would exercise the conversion option upon non-renewal. Based on the contractual payments of the $404.5 million of securitized receivables at April 30, 2005, the term debt would be fully repaid by May 2008.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized; approximately $631.0 million at April 30, 2005. Therefore, we can securitize an additional $226.5 million of finance receivables at April 30, 2005. The facility limits borrowings to 94% of securitized receivables.

Convertible Debentures

      The convertible debentures were convertible into 4.0 million shares (as adjusted) of common stock at the adjusted conversion price of $43.86 per share resulting in an adjusted conversion rate of 22.80 shares for each $1,000 of principal. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. We will pay any value over principal with shares of common stock. This eliminated the 4.0 million shares of common stock issuable upon conversion. At April 30, 2005, no event occurred that would have allowed for conversion of the debentures.

Bank Credit Facilities

      We have $395.0 million of committed unsecured revolving credit facilities from nine banks (a $55.0 million increase from July 31, 2004). This includes $212.5 million of facilities with original terms ranging from three to five years and $182.5 million of facilities with a one year original term. These facilities are a dependable, low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may be renewed upon expiration.

Commercial Paper

      We issue commercial paper direct and through a $350.0 million program. Commercial paper is unsecured and matures between 1 and 270 days. As a condition of our credit rating, our unused committed revolving bank credit facilities must exceed commercial paper outstanding. Therefore, at April 30, 2005, the combined amount of commercial paper and bank borrowings outstanding, $300.7 million at April 30, 2005 ($168.7 million as adjusted for the May 2005 debt issuance), was limited to $395.0 million.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how (i) changes in market interest rates can affect our profitability and (ii) our approach to managing interest rate risk in this section. Short-term market interest rates have risen 2.0% during the past twelve months and are expected to continue to rise. This has and would continue to reduce our net income as explained below.

      Our earnings are sensitive to changes in market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates, swap rates and the prime rate). Changes in these rates affect our finance income and interest expense. Rate increases would reduce earnings (this is occurring currently) and rate decreases would increase earnings because floating rate debt (includes short-term debt) exceeds floating rate finance receivables significantly. When market interest rates rise, the resulting increase in interest expense would exceed the resulting increase in finance income significantly. Conversely, when market interest rates decline, the resulting decrease in interest expense would exceed the resulting decrease in finance income significantly. These effects would diminish over time. In addition, since our interest earning assets exceed our interest bearing liabilities, eventually, continued low market interest rates would reduce earnings and continued high rates would increase earnings. These broad statements do not consider the effects of economic and other conditions that may accompany interest rate changes. Higher short-term market interest rates increased interest expense by approximately $3.0 million and $6.0 million in the third quarter and first nine months of fiscal 2005, respectively.

      Our earnings are subject to the risk of rising short-term interest rates at April 30, 2005 because floating rate debt exceeded floating rate receivables by $557.7 million (as shown in the table below). The terms and prepayment experience of our receivables mitigate this risk. Finance receivables are repaid monthly over fairly short periods of two to five years that have been accelerated by prepayments. At April 30, 2005, $568.0 million (38%) of fixed rate finance receivables are due in one year and the weighted average remaining maturity of fixed rate finance receivables is under two years. We do not match the maturities of our debt to our finance receivables.

      ===================================================================================
                                           Fixed Rate         Floating Rate
                                    ---------------------------------------
      ($ in millions)                 Amount  Percent      Amount   Percent         Total
      ===================================================================================
      Finance receivables           $1,495.1       94%     $ 95.7         6%     $1,590.8
      ===================================================================================
      Debt (principal) *            $  536.2       45%     $653.4        55%     $1,189.6
      Stockholders' equity             332.8      100          --        --         332.8
      -----------------------------------------------------------------------------------
           Total debt and equity    $  869.0       57%     $653.4        43%     $1,522.4
      ===================================================================================

      *  as adjusted for the May 2005 fixed rate term note issuance

      Floating rate debt (asset securitization financings, fixed rate term notes swapped to floating rates, commercial paper, bank borrowings and floating rate term notes) at April 30, 2005 (as adjusted for the May 2005 fixed rate term note issuance) reprices (interest rate changes) as follows: $501.3 million (77%) in one month; $39.6 million (6%), in two to three months and $112.5 million (17%) in four to nine months. Most of the floating rate swaps of fixed rate notes last repriced in April 2005. The repricing periods of floating rate debt at April 30, 2005 (as adjusted for the May 2005 fixed rate term note issuance) follow (in millions):

      ======================================================================================
                                                  Balance     Repricing Frequency
      --------------------------------------------------------------------------------------
      Asset securitization financings              $325.0     generally daily
      Floating rate swaps of fixed rate notes       143.3     semi-annually
      Commercial paper                              117.0     1 to 250 days (18 day average)
      Bank borrowings                                51.7     generally daily
      Floating rate notes                            20.0     monthly
      ======================================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. At April 30, 2005, such a hypothetical adverse change in rates would reduce quarterly net income by approximately $0.5 million based on scheduled repricings of floating rate debt and fixed rate term debt maturing within one year, the expected effects on the yield of new receivables and the May 2005 fixed rate term note issuance. We believe this amount represents an acceptable level of risk considering the lower cost of floating rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from this amount. In addition, other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to changes in market interest rates through risk management procedures that include using certain derivative financial instruments and changing the proportion of our fixed rate and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing and contemplated debt. We do not speculate with nor do we trade derivatives.

      In March 2005, we entered into two $25.0 million interest rate locks; locking in the five-year U.S. Treasury Notes rate (was trending higher at the time), at 4.075% for one month, that would be used to determine the interest rate of our May 2005 issuance of five-year fixed rate term notes. We chose not to designate the locks as hedging instruments because of their short duration and our expectation that the settlement amount would not be material. We terminated the locks within three weeks of issuance when the interest rate was fixed on the term note issuance. The five-year Treasury rate was 4.18% at the time. We received $0.2 million from settling the locks and, since we did not designate the locks as hedges, we recognized this gain in March 2005. If we made the hedge designation, the $0.2 million gain would have been deferred and recognized over the life of the term notes.

      At April 30, 2005, fixed rate notes swapped to floating rates totaled $143.3 million. We receive fixed rates equal to the rates on the hedged notes and pay floating rates indexed to six-month LIBOR (3.41% at April 30, 2005). The weighted average receive rate (4.88%) exceeded the current weighted average pay rate (4.81%) by 7 basis points (0.07%) at April 30, 2005. Information on our swaps at April 30, 2005 follows ($ in millions):

      =============================================================================
                                   Notional    Receive
      Issued         Expires         Amount       Rate    Pay Rate     Reprices
      -----------------------------------------------------------------------------
      April 2003     April 2010       $12.5       4.96%       4.56%    October 2005
      July 2003      April 2008        25.0       4.37        4.20     October 2005
      July 2003      June 2008         12.5       4.37        4.89     October 2005
      July 2003      June 2008         25.0       4.37        4.70     October 2005
      July 2003      June 2010         12.5       4.96        4.87     October 2005
      August 2003    April 2008        24.5       4.37        4.10     October 2005
      April 2004     August 2007       31.3       6.23        5.99     July 2005
      =============================================================================

      The net yield of finance receivables less the weighted average cost of borrowed funds represents the net interest spread, a key measure of a finance company's profitability.

      ==================================================================================
                                                Three Months Ended     Nine Months Ended
                                                         April 30,             April 30,
                                                ----------------------------------------
                                                   2005       2004       2005       2004
      ==================================================================================
      Net yield of finance receivables             8.25%      8.32%      8.14%      8.39%
      Weighted average cost of borrowed funds      3.85       3.26       3.63       3.32
      ----------------------------------------------------------------------------------
          Net interest spread                      4.40%      5.06%      4.51%      5.07%
      ==================================================================================

      The net interest spread has been declining in fiscal 2005 because of increases in our borrowing costs resulting from rising short-term market interest rates. The net yield on our finance receivables has been increasing slightly in fiscal 2005 because of equipment financing demand and higher market interest rates, although it remained below the yield in fiscal 2004 because of continued low-long term market interest rates.


NEW ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", that requires measuring and recognizing compensation expense for all stock awards. SFAS No. 123(R) is effective with our fiscal quarter ending October 31, 2005. We are evaluating the impact SFAS No. 123(R) will have on our operating results and financial condition.

      On September 30, 2004, the Emerging Issues Task Force ("EITF") Issued EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF No. 04-8 eliminated excluding convertible debentures with a contingent conversion feature in calculating diluted earnings per share. Our convertible debentures contain this feature. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. We will pay any value over principal with shares of common stock. This eliminates the 4.0 million shares of common stock issuable upon conversion. As a result, EITF 04-8 will not affect diluted earnings per share.


FORWARD-LOOKING STATEMENTS

      Certain statements in this document may include the words or phrases "can be," "expects," "plans," "may," "may affect," "may depend," "believe," "trending," "hopeful," "endeavor," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and our actual results could differ materially from those anticipated by such forward-looking statements due to several factors, some beyond our control, including, (i) our ability to obtain funding on acceptable terms, (ii) changes in the risks inherent in finance receivables and the adequacy of our allowance for credit losses, (iii) changes in market interest rates, (iv) changes in economic, financial and market conditions, (v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only when made and we are not required to update forward-looking statements for future or unanticipated events or circumstances.


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

b. Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.


PART II


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES
                      For the Quarter Ended April 30, 2005

      ==================================================================================================
      Month            (a) Total       (b) Average     (c) Total Number of            (d) Maximum Number
                          Number        Price Paid        Shares Purchased        (or Approximate Dollar
                       of Shares         per Share     as Part of Publicly     Value) of Shares that May
                       Purchased                        Announced Plans or        Yet Be Purchased Under
                                                                  Programs         the Plans or Programs
      ==================================================================================================
      March 2005          22,606            $37.85                  22,606                   $18,372,000
      ==================================================================================================

      We established our common stock repurchase program in August 1996 and expanded it to include repurchases of convertible debt. A total of $40.7 million has been authorized for repurchases of common stock and convertible debt, and through April 30, 2005, we repurchased $15.1 million of common stock and $7.2 million of convertible debt.


Item 5. OTHER INFORMATION
        -----------------

      On June 6, 2005, we issued a press release reporting our results for the quarter ended April 30, 2005. The press release is attached hereto as Exhibit
99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

      On June 6, 2005, we issued a press release announcing that our Board of Directors declared a quarterly dividend of $0.10 per share on our common stock. The dividend is payable on July 29, 2005 to stockholders of record at the close of business on June 8, 2005. The dividend rate is the same as the previous quarter.


Item 6. EXHIBITS
        --------

Exhibit No.    Description of Exhibit
--------------------------------------------------------------------------------
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1           Section 1350 Certification of Chief Executive Officer
32.2           Section 1350 Certification of Chief Financial Officer
99.1           Press release dated June 6, 2005
99.2           Press release dated June 6, 2005

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

June 7, 2005
------------
(Date)