Form 10-K
period 2005-07-31
FINANCIAL FEDERAL CORP
filed 2005-10-11
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended July 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                         Commission file number 1-12006

                         FINANCIAL FEDERAL CORPORATION
            (Exact name of Registrant as specified in its charter)

             Nevada                                    88-0244792
   (State of incorporation)                (I.R.S. Employer Identification No.)

                   733 Third Avenue, New York, New York 10017
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 599-8000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class            Name of exchange on which registered
    -------------------------------      ------------------------------------
     Common Stock, $0.50 par value             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [ ]   No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was $558,406,926 based on the January 31, 2005 closing price of the registrant's common stock on the New York Stock Exchange. For purposes of this calculation, executive officers and directors of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant's common stock as of October 3, 2005 was 17,548,554.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be held December 13, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           Annual Report on Form 10-K
                        for the year ended July 31, 2005


                                TABLE OF CONTENTS


Part I                                                                 Page No.
--------------------------------------------------------------------   --------
Item 1.   Business                                                      3-5

Item 2.   Properties                                                    5

Item 3.   Legal Proceedings                                             6

Item 4.   Submission of Matters to a Vote of Security Holders           6


Part II
--------------------------------------------------------------------

Item 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities             6

Item 6.   Selected Financial Data                                       7

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7-18

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk   18

Item 8.   Financial Statements and Supplementary Data                  19-35

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          35

Item 9A.  Controls and Procedures                                      35-36

Item 9B.  Other Information                                            36


Part III
--------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant           37

Item 11.  Executive Compensation                                       37

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                   37

Item 13.  Certain Relationships and Related Transactions               37

Item 14.  Principal Accounting Fees and Services                       37


Part IV
--------------------------------------------------------------------

Item 15.  Exhibits and Financial Statement Schedules                   38-39

Signatures                                                             40

PART I


Item 1. BUSINESS

      Financial Federal Corporation incorporated in Nevada in 1989. We are an independent nationwide financial services company with $1.7 billion of assets at July 31, 2005. We finance industrial and commercial equipment through installment sales and leasing programs for dealers, manufacturers and end users and we provide capital loans secured by the same equipment and other collateral. We provide our services to small and medium sized businesses with annual revenues below $25 million in general construction, road and infrastructure construction and repair, road transportation and waste disposal industries. We focus on financing new or used revenue-producing, essential-use equipment of major manufacturers that is movable, has an economic life longer than the term financed, is not subject to rapid technological obsolescence, can be used in more than one type of business and has broad resale markets. We finance air compressors, bulldozers, buses, cement mixers, compactors, crawler cranes, earthmovers, excavators, generators, hydraulic truck cranes, loaders, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Virtually all of our finance receivables are secured by a first lien on the equipment financed.

Available Information

      Our website is http://www.financialfederal.com. The following filings are available in the Investor Relations section of our website under SEC Filings after they are filed with or furnished to the Securities and Exchange
Commission: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statements and any amendments. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters for our Audit Committee, Executive Compensation and Stock Option Committee, and Corporate Governance and Nominating Committee are available in the Investor Relations section of our website under Corporate Governance. These filings and charters are also available free to any stockholder on request to Financial Federal Corporation, 733 Third Avenue, New York, NY 10017, Attn:
Corporate Secretary. We will satisfy the disclosure requirements of Item 5.05 of Form 8-K by posting any amendments or waivers to our Code of Business Conduct and Ethics on our website.

Marketing

      Our marketing activities are relationship and service oriented. We focus on providing prompt, responsive and customized service. Our marketing and managerial personnel average about twenty years of financing experience in the industries they serve. We believe the experience, knowledge and relationships of our executives and marketing personnel, relating to current and prospective customers, equipment values, resale markets and local economic and industry conditions, enable us to compete based on prompt, responsive and customized service. Our customer services include prompt credit decisions, arranging financing terms meeting customers' needs and our underwriting criteria, providing direct contact between customers and our executives with decision-making authority, and prompt, knowledgeable responses to customers' inquiries and business issues.

      We have marketing personnel in over twenty locations nationwide, including five full-service operations centers in Texas, North Carolina, New Jersey, Illinois and California. We originate finance receivables through relationships with equipment dealers and, to a lesser extent, manufacturers (collectively referred to as "vendors") and by marketing our services direct to equipment users to buy equipment or refinance their debt. Vendors refer their customers to us and we purchase installment sale contracts, leases and personal property security agreements from vendors who extended credit to their customers. We also provide capital loans and we lease equipment, typically under noncancelable full-payout leases. We do not purchase receivables from brokers. Our marketing personnel are full-time employees compensated by salary, not commissions, and most participate in our stock plan.

      We have relationships with over 100 midsized vendors. We are not obligated to purchase finance receivables from vendors and vendors are not obligated to sell finance receivables to us. Our vendor relationships are nonexclusive and we are not dependent on any vendor. We analyze and approve all transactions obtained through vendors.

      We also purchase portfolios of finance receivables from financial institutions, vendors and others generally in the range of $5.0 million to $15.0 million. These portfolios included finance receivables secured by a broader range of equipment than we typically financed.

Originating, Structuring and Underwriting of Finance Receivables

      We originate finance receivables generally ranging from $50,000 to $1.0 million with fixed or floating interest rates and terms of two to five years. Our finance receivables provide for monthly payments and may include prepayment premium provisions. The transaction size of our finance receivables averages approximately $200,000. Finance receivables include installment sales, secured loans and leases.

      Our underwriting policies and procedures are designed to maximize yields and minimize delinquencies and charge-offs. We do not use credit scoring models. We rely on the experience of our credit officers and management to assess creditworthiness and collateral. Every transaction must be approved by at least two credit officers.

      Structuring transactions involves determining the repayment schedule, rate and other fees and charges, identifying the primary and additional equipment collateral, and evaluating the need for; liens on other equipment, accounts receivable, inventory or real property, certificates of deposit, commercial paper, guarantees from the customer's principals or affiliates, security deposits, delayed funding and full or partial recourse to the vendor.

      We may require vendors and equipment users to complete a credit application. The application includes financial and other information of the applicant and any guarantors, and a description of the equipment. Our credit personnel analyze the application, investigate the applicant's and potential guarantor's credit, evaluate the collateral, investigate financial, trade and industry references and review the applicant's payment history. We may also obtain reports from credit reporting agencies and conduct lien, UCC, litigation, judgment, bankruptcy and tax searches. If the application is approved and the terms of the transaction agreed to, we either purchase an installment sale contract or lease from the vendor or enter into a finance or lease transaction with the equipment user. We fund the transaction upon receiving all necessary documents. Our customers are responsible for any sales, use or property taxes.

      The procedures we use to purchase portfolios of finance receivables include reviewing and analyzing the terms of the receivables, the credit and payment history of the obligors, the documents, the value of the collateral and the yield.

Collection and Servicing

      We direct our customers to send remittances to bank lockboxes. Customers may also choose to pay electronically by wire transfer, telephone or automated direct payment. We monitor past due accounts closely and we are diligent in collecting past due payments. These collection efforts are performed by experienced personnel and managers in the respective operations centers and may involve senior management or the legal department. Senior management reviews all past due accounts at least monthly. Decisions regarding collateral repossession and subsequent sale or other disposition involve management and the legal department.

Competition

      Our business is competitive. We compete with banks, manufacturer-owned and other finance and leasing companies, and other financial institutions including GE Capital Corp., CIT, CitiCapital and Wells Fargo. Some of our competitors may be better positioned to market their services and financing programs because of their ability to offer more favorable rates and terms and other services. Many of our competitors provide financing at rates lower than we may be willing to provide because they are significantly larger, have longer operating histories, have greater financial and other resources and may have lower costs of funds. We compete by emphasizing a high-level of equipment and financial expertise, customer service, flexibility in structuring transactions, management involvement in customer relationships and by attracting and retaining experienced managerial, marketing and administrative personnel. We attract and retain personnel by offering a competitive salary and an equity interest in the company through participation in our stock plan, and enhanced career opportunities.

Employees

      At July 31, 2005, we had 225 employees. All employees and officers are salaried. We offer group health, life and disability insurance benefits, a qualified 401(k) plan and Section 125 cafeteria plans. We do not match employees' 401(k) contributions. There are no collective bargaining, employment, pension or incentive compensation arrangements other than the following; deferred compensation agreements, the 401(k) plan, stock option agreements, restricted stock agreements and the Chief Executive Officer's 2001 Management Incentive Plan and 2002 Supplemental Retirement Benefit. These agreements have nondisclosure and nonsolicitation terms. We consider our relations with employees to be satisfactory.

Regulation

      Our commercial financing, lending and leasing activities are not subject to the same degree of regulation as consumer financing, although states regulate motor vehicle transactions, impose licensing, documentation and lien perfection requirements, and may limit what we can charge. Failure to comply could result in loss of principal and interest or finance charges, penalties and restrictions on future business activities.

Executive Officers

      Paul R. Sinsheimer, 58, has served as Chairman of the Board and Chief Executive Officer of the Company since December 2000, as President of the Company since September 1998, as an Executive Vice President of the Company from its inception in 1989 to September 1998 and as a director of the Company since its inception. From 1970 to 1989, Mr. Sinsheimer worked for Commercial
Alliance Corporation in several positions including Executive Vice President.

      John V. Golio, 44, has served as an Executive Vice President of the Company since October 2001, as a Senior Vice President of the Company from 1997 through October 2001, as an Operations Center Manager since joining the Company in January 1996 through October 2001 and as a Vice President of the Company's major operating subsidiary through 1997. Before joining the Company, Mr. Golio worked for Commercial Alliance Corporation and its successors in several positions including branch operations manager.

      James H. Mayes, Jr., 36, has served as an Executive Vice President of the Company since March 2004 and held several positions including Vice President of the Company's major operating subsidiary and an Operations Center Manager since joining the Company in 1992 through March 2004.

      William M. Gallagher, 56, has served as a Senior Vice President of the Company since 1990, as Chief Credit Officer since 2002, as an Operations Center Manager since the Company's inception in 1989 to 1999 and as a Vice President of the Company from its inception to 1990. From 1973 to 1989, Mr. Gallagher worked for Commercial Alliance Corporation in several positions including Vice President and branch manager.

      Troy H. Geisser, 44, has served as a Senior Vice President and Secretary of the Company since February 1996, as General Counsel from 1996 to 2000 and held several positions including Vice President of the Company's major operating subsidiary and Operations Center Manager since joining the Company in 1990 to 1996. From 1986 to 1990, Mr. Geisser worked for Commercial Alliance Corporation and its successors in several positions including Northern Division Counsel.

      Steven F. Groth, CFA, 53, has served as a Senior Vice President and Chief Financial Officer since joining the Company in September 2000. From 1985 to 2000, Mr. Groth was Senior Banker and Managing Director of Specialty Finance and Transportation with Fleet Bank since 1997 and, from 1985 to 1996, held several positions, including Division Head, with Fleet Bank and its predecessor, NatWest Bank.

      Angelo G. Garubo, 45, has served as a Vice President and General Counsel of the Company since joining the Company in April 2000. From 1990 to 2000, Mr. Garubo was a partner in the law firm Danzig, Garubo & Kaye where he represented the Company in various matters.

      David H. Hamm, CPA, 40, has served as a Vice President of the Company since October 2001, as Treasurer since March 2004 and as Controller since joining the Company in July 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years as an audit manager.


Item 2. PROPERTIES

      Our executive offices are located at 733 Third Avenue, New York, New York and are 6,500 square feet. We have five full-service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Lisle (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina and Irvine (Los Angeles), California, consisting of approximately 4,000 to 20,000 square feet. We lease our office space. The leases terminate on various dates through fiscal 2011. We believe our offices are suitable and adequate for their present and proposed uses, and that suitable and adequate offices should be available on reasonable terms for our future needs.

Item 3. LEGAL PROCEEDINGS

      We are not involved in any pending legal proceedings that could have a material impact on our financial condition.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.


PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our Common Stock trades on the New York Stock Exchange under the symbol "FIF." The quarterly high and low closing sales prices of our common stock reported by the New York Stock Exchange follow:

      ===================================================================
                                                              Price Range
                                                     --------------------
                                                       High           Low
      -------------------------------------------------------------------
      Fiscal 2005
      -------------------------------------
      First Quarter ended October 31, 2004           $37.50        $30.90
      Second Quarter ended January 31, 2005          $39.47        $34.38
      Third Quarter ended April 30, 2005             $38.10        $32.84
      Fourth Quarter ended July 31, 2005             $39.61        $35.22

      Fiscal 2004
      -------------------------------------
      First Quarter ended October 31, 2003           $34.15        $29.70
      Second Quarter ended January 31, 2004          $35.00        $29.22
      Third Quarter ended April 30, 2004             $34.91        $31.30
      Fourth Quarter ended July 31, 2004             $35.29        $29.60
      ===================================================================

      There were 63 holders of record of our Common Stock at October 3, 2005. This amount includes nominees who hold our Common Stock for investors in "Street Name."

      In December 2004, we initiated a quarterly cash dividend and paid dividends of $0.10 per share of common stock in January, April and July 2005. Future cash dividends will depend on our net income, leverage, financial condition, capital requirements, cash flow, long-range plans, income tax laws and other factors the Board of Directors considers relevant.

      We did not make any unregistered sales of our common stock during the fourth quarter of fiscal 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES
                       For the Quarter Ended July 31, 2005

      =======================================================================================
      Month      (a) Total    (b) Average    (c) Total Number of           (d) Maximum Number
                    Number     Price Paid       Shares Purchased       (or Approximate Dollar
                 of Shares      per Share    as Part of Publicly    Value) of Shares that May
                 Purchased                    Announced Plans or       Yet Be Purchased Under
                                                        Programs        the Plans or Programs
      ---------------------------------------------------------------------------------------
      May 2005         817         $35.30                    817                  $18,344,000
      =======================================================================================

      We established our common stock repurchase program in August 1996 and expanded it to include repurchases of convertible debt. A total of $40.7 million was authorized for repurchases of common stock and convertible debt, and through July 31, 2005, we repurchased $15.2 million of common stock and $7.2 million of convertible debt.

Item 6. SELECTED FINANCIAL DATA

      The selected five-year financial data presented below (in thousands, except per share amounts) should be read with the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our Consolidated Financial Statements and accompanying notes in Item 8, "Financial Statements and Supplementary Data."

===============================================================================================
Years Ended July 31,               2005          2004          2003          2002          2001
-----------------------------------------------------------------------------------------------
Finance Receivables - Net    $1,641,854    $1,436,828    $1,391,735    $1,412,298    $1,289,865
Total Assets                  1,661,845     1,463,918     1,426,082     1,447,846     1,313,663
Total Debt                    1,259,700     1,093,700     1,042,276     1,030,396       931,598
Stockholders' Equity            342,114       303,890       316,396       248,569       206,411
Finance Income                  126,643       118,305       130,247       138,777       138,278
Interest Expense                 43,748        33,900        43,534        51,007        64,397
Net Interest Margin              82,895        84,405        86,713        87,770        73,881
Net Income                       36,652        31,190        30,088        37,068        31,616
Earnings per Common Share,
  Diluted                          2.11          1.72          1.65          1.99          1.75
Earnings per Common Share,
  Basic                            2.15          1.75          1.67          2.23          1.99
===============================================================================================


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      Financial Federal Corporation is an independent financial services company operating through three wholly owned subsidiaries. We do not have any unconsolidated subsidiaries, partnerships or joint ventures. We also do not have any off-balance sheet assets or liabilities (other than commitments to extend credit), goodwill, other intangible assets or pension obligations, and we are not involved in income tax shelters. We have one fully consolidated special purpose entity we established for our on-balance-sheet asset securitization facility.

      We have one line of business; lending money in the form of installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. We generate revenue solely from interest and other fees earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity is important. We borrow from banks and insurance companies and issue commercial paper to money market funds and other investors. At July 31, 2005, approximately 75% of our finance receivables were funded with debt.

      We earn interest income on our finance receivables and incur interest expense on our debt. We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the credit quality of our receivables and (iii) managing our interest rate risk. Interest rates on our finance receivables are 94% fixed and 6% floating, and interest rates on our debt are 42% fixed and 58% floating (adjusted to reflect the $50 million of fixed rate term notes issued on August 2, 2005). Therefore, changes in market interest rates affect our profitability significantly. The credit quality of our finance receivables can also affect our profitability significantly. Credit quality can affect revenue, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring charge-offs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

      Our main areas of focus are asset quality, liquidity and interest rate risk. We discuss each in detail in separate sections of this discussion. These areas are integral to our long-term profitability. Our key performance measures are net charge-offs and loss ratio, non-performing assets, delinquencies, receivables growth, leverage, available liquidity, net interest margin and net interest spread, and expense and efficiency ratios.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Accounting principles generally accepted in the United States require judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used to prepare the Consolidated Financial Statements. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are described below.

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the customer, equipment vendors, manufacturers and the customer's owners or affiliates), collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.2 million (1.45% of finance receivables) at July 31, 2005 including $0.8 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and a general amount providing for losses inherent in the remainder of finance receivables. In evaluating the net realizable value of impaired receivables, we may record a write-down or establish a specific allowance based on the probability of loss. We record write-downs based on the fair value of the collateral. We establish specific allowances when collecting all amounts due is not fully supported solely by the value of the primary collateral depending on the level and type of other items supporting collectibility. The general allowance is determined by a quarterly analysis of historical losses (charge-offs) for the prior two years (comparable with the average life of our receivables) used to develop percentage loss ranges to apply to receivables based on their assigned risk profile. Risk profiles are assigned to receivables based on industry and past due status. We adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors. At July 31, 2005, we adjusted the range higher to account for the potential effects that significantly higher oil prices could have on our customers' cash flows and ability to remit payments to us and on the economy. Although our method is designed to calculate probable losses, because significant estimates are used, the calculated range of losses, as adjusted, may differ significantly from actual losses.

      We record impaired finance receivables at their current estimated net realizable value (if less than their carrying amount). We record assets received to satisfy receivables at their current estimated fair value less selling costs (if less than their carrying amount). We estimate these values based on our evaluation of the expected cash flows and market value and condition of the collateral or assets. We evaluate market value by analyzing recent sales of similar equipment and used equipment publications, using our market knowledge and making inquiries of equipment vendors. Unexpected adverse changes in or incorrect conclusions on expected cash flows, market value or condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Impaired finance receivables and assets received to satisfy receivables totaled $25.3 million (1.5% of finance receivables) at July 31, 2005.

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in equipment values. This would lower net income. Residual values were $37.4 million (2.2% of finance receivables) at July 31, 2005. Historically, we have realized the recorded residual value on disposition.


SIGNIFICANT EVENTS

      In May 2005, our major operating subsidiary issued $250.0 million of five-year, 5.0% fixed rate term notes. We received $200.0 million in May 2005 and $50.0 million in August 2005. Interest on the notes is payable semi-annually. The notes are due at maturity in May and August 2010. Prepayment of the notes is subject to a premium based on a yield maintenance formula. The note agreement has substantially the same restrictive covenants in the subsidiary's existing note agreements including limits on the subsidiary's indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. The note agreement does not have a material adverse change clause.

      This debt refinanced $185.5 million of floating rate term notes, $50.0 million of 8.62% term notes that matured in June 2005 and $15.0 million of 5.48% term notes that matured in July and August 2005. The floating rate term notes were prepaid at principal, without penalty. Their remaining terms ranged from four months to five years (weighted average slightly over two years), and their weighted average rate, based on current market interest rates, would have been 5.28%.

      These refinancings lowered our weighted average cost of funds, reduced our exposure to rising short-term market interest rates (the fixed rate portion of our debt increased to 42% from 28% and the floating rate portion decreased to 58% from 72%), extended debt maturities and increased liquidity.


RESULTS OF OPERATIONS

Comparison of Fiscal 2005 to Fiscal 2004

      ========================================================================
                                   Years Ended July 31,
      ($ in millions,              --------------------
      except per share amounts)          2005      2004    $ Change   % Change
      ------------------------------------------------------------------------
      Finance income                   $126.6    $118.3       $ 8.3          7%
      Interest expense                   43.7      33.9         9.8         29
      Net finance income before
        provision for credit losses      82.9      84.4        (1.5)        (2)
      Provision for credit losses         1.5       9.8        (8.3)       (85)
      Salaries and other expenses        21.5      23.5        (2.0)        (8)
      Provision for income taxes         23.2      19.9         3.3         17
      Net income                         36.7      31.2         5.5         18

      Diluted earnings per share         2.11      1.72        0.39         23
      Basic earnings per share           2.15      1.75        0.40         23
      ========================================================================

      Net income increased by 18% to $36.7 million in fiscal 2005 from $31.2 million in fiscal 2004. The increase resulted from the effects of significantly fewer non-performing assets and, to a lesser extent, receivables growth, partially offset by the effects of significantly higher short-term market interest rates, continued low long-term market interest rates, and, to a lesser extent, increased costs associated with being a public company (includes external and internal audit fees, Sarbanes-Oxley compliance costs, legal fees, insurance and board of directors fees).

      Finance income increased by 7% to $126.6 million in fiscal 2005 from $118.3 million in fiscal 2004. The increase resulted from the 9% increase in average finance receivables ($122.0 million) to $1.544 billion in fiscal 2005 from $1.422 billion in fiscal 2004 and, to a lesser extent, lower non-accrual receivables. Partially offsetting these positive factors was the lower net yield of finance receivables. Continued low long-term market interest rates, partially offset by increases in yields on floating rate receivables from increases in the prime rate, reduced the net yield on finance receivables to 8.20% in fiscal 2005 from 8.32% in fiscal 2004.

      Interest expense (incurred on borrowings used to fund finance receivables) increased by 29% to $43.7 million in fiscal 2005 from $33.9 million in fiscal 2004. The increase resulted from higher average short-term market interest rates and the 11% ($113.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower average rate on our fixed rate term debt and better credit spreads, raised our weighted average cost of funds to 3.79% in fiscal 2005 from 3.26% in fiscal 2004. Interest expense for fiscal 2005 included two nonrecurring items; a $0.2 million gain recognized on interest rate locks (see the Market Interest Rates and Sensitivity section for further discussion) and a $0.4 million expense representing unamortized deferred debt issuance costs on debt prepaid during the year.

      Net finance income before provision for credit losses on finance receivables decreased by 2% to $82.9 million in fiscal 2005 from $84.4 million in fiscal 2004. Net interest margin (net finance income before provision for credit losses expressed as a percentage of average finance receivables outstanding) decreased to 5.37% in fiscal 2005 from 5.93% in fiscal 2004. Net interest margin decreased because our weighted average cost of funds was higher, the net yield on our finance receivables was lower and our leverage increased slightly.

      The provision for credit losses on finance receivables decreased to $1.5 million in fiscal 2005 from $9.8 million in fiscal 2004. The decrease resulted from significantly lower net charge-offs and improved asset quality, partially offset by receivables growth. The provision for credit losses is the amount needed to change the allowance for credit losses to the appropriate estimated level. Net charge-offs (write-downs of finance receivables less recoveries) decreased to $1.4 million in fiscal 2005 from $9.5 million in fiscal 2004. The loss ratio (net charge-offs expressed as a percentage of average finance receivables) decreased to 0.09% in fiscal 2005 from 0.67% in fiscal 2004. Net charge-offs decreased because of higher recoveries, fewer non-accrual receivables and improved equipment values.

      Salaries and other expenses decreased by 8% to $21.5 million in fiscal 2005 from $23.5 million in fiscal 2004. The decrease resulted from cost savings generated by significantly fewer non-performing assets, partially offset by higher costs associated with being a public company. Salary expense did not change significantly. The expense ratio (salaries and other expenses expressed as a percentage of average finance receivables outstanding) decreased to 1.39% in fiscal 2005 from 1.65% in fiscal 2004 because of the decrease in expenses and increase in receivables. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 25.9% in fiscal 2005 from 27.8% in fiscal 2004 because of the decrease in expenses.

      The provision for income taxes increased to $23.2 million in fiscal 2005 from $19.9 million in fiscal 2004 resulting from the increase in income before income taxes, partially offset by the slight decrease in our effective tax rate to 38.8% in fiscal 2005 from 39.0% in fiscal 2004.

      Diluted earnings per share increased by 23% to $2.11 in fiscal 2005 from $1.72 in fiscal 2004, and basic earnings per share increased by 23% to $2.15 in fiscal 2005 from $1.75 in fiscal 2004. The percentage increases in diluted and basic earnings per share exceeded the percentage increase in net income because we repurchased 1.5 million shares of common stock in April 2004.


Comparison of Fiscal 2004 to Fiscal 2003

      ========================================================================
                                   Years Ended July 31,
      ($ in millions,              --------------------
      except per share amounts)          2004      2003    $ Change   % Change
      ------------------------------------------------------------------------
      Finance income                   $118.3    $130.2      $(11.9)        (9)%
      Interest expense                   33.9      43.5        (9.6)       (22)
      Net finance income before
        provision for credit losses      84.4      86.7        (2.3)        (3)
      Provision for credit losses         9.8      12.0        (2.2)       (18)
      Salaries and other expenses        23.5      23.4         0.1         --
      Loss on redemption of debt           --       1.7        (1.7)        --
      Provision for income taxes         19.9      19.5         0.4          2
      Net income                         31.2      30.1         1.1          4

      Diluted earnings per share         1.72      1.65        0.07          4
      Basic earnings per share           1.75      1.67        0.08          5
      ========================================================================

      Net income increased by 4% to $31.2 million in fiscal 2004 from $30.1 million in fiscal 2003. Excluding a nonrecurring $1.7 million convertible debt redemption loss in fiscal 2003 ($1.1 million after-tax), net income was the same in fiscal 2004 and 2003. The positive effects of fewer non-performing assets, the decrease in average debt exceeding the decrease in average finance receivables and, to a lesser extent, lower salary expense were offset by the effects of continued low market interest rates and, to a lesser extent, increased costs associated with being a public company.

      Finance income decreased by 9% to $118.3 million in fiscal 2004 from $130.2 million in fiscal 2003. The decrease resulted from the lower net yield of finance receivables. Continued low market interest rates reduced the average net yield on finance receivables to 8.32% in fiscal 2004 from 9.14% in fiscal 2003. Average finance receivables decreased by less than 1% ($3.0 million) to $1.422 billion from $1.425 billion.

      Interest expense decreased by 22% to $33.9 million in fiscal 2004 from $43.5 million in fiscal 2003. The decrease resulted from the lower weighted average cost of funds and, to a lesser extent, the 3% ($27.0 million) decrease in average debt. Lower market interest rates, $143.3 million of fixed rate term notes swapped to significantly lower floating rates and, to a lesser extent, the maturity of high fixed rate term notes reduced the weighted average cost of funds to 3.26% in fiscal 2004 from 4.07% in fiscal 2003.

      Net finance income before provision for credit losses on finance receivables decreased by 3% to $84.4 million in fiscal 2004 from $86.7 million in fiscal 2003. Net interest margin decreased to 5.93% in fiscal 2004 from 6.09% in fiscal 2003. The decrease resulted from the effects of continued low market interest rates.

      The provision for credit losses on finance receivables decreased to $9.8 million in fiscal 2004 from $12.0 million in fiscal 2003 because of the decrease in net charge-offs. Net charge-offs decreased to $9.5 million in fiscal 2004 from $12.4 million in fiscal 2003. The loss ratio decreased to 0.67% in fiscal 2004 from 0.87% in fiscal 2003. Net charge-offs decreased because of fewer non-accrual receivables and improved equipment resale values.

      Salaries and other expenses increased by less than 1% to $23.5 million in fiscal 2004 from $23.4 million in fiscal 2003. The increase resulted from higher costs associated with being a public company offset by cost savings from the decrease in non-performing assets and, to a lesser extent, decreased salary expense due to the effect of workforce reductions exceeding salary increases. The expense ratio was 1.65% in fiscal 2004 and 1.64% in fiscal 2003, and the efficiency ratio was 27.8% in fiscal 2004 and 27.0% in fiscal 2003.

      The provision for income taxes increased to $19.9 million in fiscal 2004 from $19.5 million in fiscal 2003 resulting from the increase in income before income taxes partially offset by the slight decrease in our effective tax rate to 39.0% in fiscal 2004 from 39.4% in fiscal 2003.

      Diluted earnings per share increased by 4% to $1.72 in fiscal 2004 from $1.65 in fiscal 2003, and basic earnings per share increased by 5% to $1.75 in fiscal 2004 from $1.67 in fiscal 2003. Diluted and basic earnings per share for fiscal 2003 excluding the after-tax loss on redemption of convertible debt were $1.71 and $1.74, respectively.

      The amounts of net income and diluted and basic earnings per share excluding the fiscal 2003 $1.1 million after-tax convertible debt redemption loss are non-GAAP financial measures. We believe these amounts are useful to investors in comparing our fiscal 2004 and fiscal 2003 operating results. This nonrecurring loss resulted from our redemption of 4.5% convertible subordinated notes. We redeemed the notes to eliminate their dilutive effect.


FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future charge-offs and non-performing assets.

      ================================================================================
                                         July 31,     July 31,
      ($ in millions)                       2005*        2004*    $ Change    % Change
      --------------------------------------------------------------------------------
      Finance receivables                $1,666.1     $1,460.9      $205.2          14%
      Allowance for credit losses            24.2         24.1         0.1           1
      Net charge-offs                         1.4          9.5        (8.1)        (86)
      Non-performing assets                  25.3         32.4        (7.1)        (22)
      Delinquent finance receivables         10.2         15.0        (4.8)        (32)

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses            1.45%        1.65%
      Net charge-offs                        0.09         0.67
      Non-performing assets                  1.52         2.22
      Delinquent finance receivables         0.61         1.03
      ================================================================================

      * as of and for the year ended

      Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Finance receivables outstanding increased by 14% ($205 million) to $1.67 billion at July 31, 2005 from $1.46 billion at July 31, 2004. At July 31, 2005, loans were 89% ($1.49 billion) of finance receivables and leases were 11% ($175 million).

      Finance receivables originated in fiscal 2005 and 2004 were $1.07 billion and $791 million, respectively. Originations increased because of greater demand for domestic equipment financing and increases in marketing personnel.
Finance receivables collected in fiscal 2005 and 2004 were $847 million and $721 million, respectively. Collections increased because of higher average finance receivables and increased pre-payments.

      Our primary focus is the credit quality of our receivables. We manage our credit risk by using disciplined and proven underwriting policies and procedures, by monitoring our receivables closely and by effectively handling non-performing accounts. Our underwriting policies and procedures require a first lien on equipment financed. We focus on financing equipment with an economic life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with this equipment can mitigate potential charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advanced payments or hold back a portion of the amount financed. We do not finance or lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

      Our underwriting policies limit our credit exposure with any single customer. At July 31, 2005, this limit was $30.0 million. Our ten largest customers accounted for $88.3 million (5.3%) of total finance receivables at July 31, 2005.

      The allowance for credit losses was $24.2 million at July 31, 2005 and $24.1 million at July 31, 2004. The allowance level declined to 1.45% of finance receivables at July 31, 2005 from 1.65% at July 31, 2004 because of the decrease in credit losses and improvement in asset quality. We periodically review the allowance to determine that its level is appropriate. The allowance level may decline further if our asset quality statistics remain favorable.

      Net charge-offs of finance receivables (write-downs less recoveries) decreased to $1.4 million in fiscal 2005 from $9.5 million in fiscal 2004 and the loss ratio decreased to 0.09% from 0.67%. Net charge-offs have been decreasing because of higher recoveries of prior write-offs, fewer non-performing assets and improved economic conditions and equipment values.

      Non-performing assets comprise non-accrual finance receivables and repossessed equipment (assets received to satisfy receivables) as follows (in millions):

      ======================================================================
      July 31,                                             2005         2004
      ----------------------------------------------------------------------
      Non-accrual finance receivables *                   $23.6        $29.2
      Repossessed equipment                                 1.7          3.2
      ----------------------------------------------------------------------
         Total non-performing assets                      $25.3        $32.4
      ======================================================================
      * before specifically allocated allowance of $0.8 million at July 31, 2005 and $0.7 million at July 31, 2004

      The net investment in delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) was $10.2 million (0.6% of total receivables) at July 31, 2005 compared to $15.0 million (1.0% of total receivables) at July 31, 2004.

      Our asset quality statistics improved during fiscal 2005 because of better economic conditions and were at favorable levels at July 31, 2005. Net charge-offs, repossessed equipment and delinquencies were far below expected levels. Therefore, we do not expect further improvement in these measures and reasonable increases would not necessarily indicate the start of a negative trend. Non-accrual finance receivables may decline further (decreases in non-accrual receivables typically trail decreases in delinquencies because several months of payment performance must occur to reclassify a receivable to accrual status). At July 31, 2005, approximately 65% of non-accrual finance receivables were not delinquent.

      Although we expect our asset quality statistics to stay at favorable levels, the effects of Hurricanes Katrina and Rita, and significantly higher oil prices and market interest rates could adversely affect these statistics. Gasoline and interest are significant costs for most of our customers and the increases in these costs could significantly impact their operating cash flows and their ability to remit payments. Increases in these costs can also adversely affect the economy. In addition, several customers owe us over $5.0 million. If any of these receivables became delinquent, impaired or repossessed, our asset quality statistics could worsen even though the overall trend may remain positive.

      We have approximately $30 million of finance receivables from customers in the areas most affected by Hurricanes Katrina and Rita. We are still determining their ability to remit payments, their business prospects and the condition of our collateral. This may take several months to complete. We also do not know the extent of any aid these customers may receive from the U.S. government or the extent of insurance coverage. We do not expect significant increases in write-downs or non-accrual receivables based on our preliminary discussions with customers representing most of the $30 million of receivables. The nature and extent of the cleanup and reconstruction of the areas destroyed by the hurricanes could lead to increased demand for most of the equipment we finance.

      Our finance receivables reflect industry and geographic concentrations of credit risk. These concentrations result from customers having similar economic characteristics that could cause their ability to meet their contractual obligations to be similarly affected by changes in economic or other conditions. At July 31, 2005, our industry concentrations were construction related-41%, road transportation-39% and waste services-12% and our U.S. regional geographic concentrations were Southeast-28%, Southwest-28%, Northeast-17%, West-15% and Central-12%.


LIQUIDITY AND CAPITAL RESOURCES

      We describe our needs for substantial amounts of capital (debt and equity), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage, available liquidity and credit ratings. Our credit ratings were affirmed in August 2005, our leverage is low for a financial company, we have ample liquidity available and the maturities of our debt are staggered and exceed the maturities of our finance receivables.

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we closely monitor capital markets and we diversify our funding sources. Funding sources available to us include operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, committed unsecured revolving credit facilities, dealer placed and direct issued commercial paper and sales of common and preferred equity. We believe that our liquidity sources are diversified and we are not dependent on any funding source or any credit provider.

      At July 31, 2005, we had $88.0 million available under our bank credit facilities (net of commercial paper outstanding). Adding the August 2005 $100.0 million increase in our asset securitization facility, issuance of $50.0 million of term notes and $50.0 million of new bank credit facilities, increases this amount to $288.0 million. Our asset securitization facility can be increased further by $164.0 million and we can issue more term debt. We believe, but cannot assure, sufficient liquidity is available to support our future operations and growth.

      Our term debt is rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and commercial paper issued by our major operating subsidiary ($86.5 million at July 31, 2005) is rated 'F2' by Fitch. In August 2005, Fitch affirmed its investment grade ratings on our debt and maintained its stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings. In July 2004, Fitch raised its rating on our senior term debt to 'BBB+' from 'BBB'.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause.

      Total debt increased by 15% ($166.0 million) to $1.26 billion at July 31, 2005 from $1.09 billion at July 31, 2004 and stockholders' equity increased by 13% ($38.2 million) to $342.1 million at July 31, 2005 from $303.9 million at July 31, 2004. Leverage (debt-to-equity ratio) increased to 3.7 at July 31, 2005 from 3.6 at July 31, 2004, but remains low, allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5.

       Debt comprised the following ($ in millions):

      ===================================================================================
                                                   July 31, 2005            July 31, 2004
                                              ------------------       ------------------
                                                Amount   Percent         Amount   Percent
      -----------------------------------------------------------------------------------
      Term notes                              $  457.0        36%      $  520.0        48%
      Asset securitization financings            325.0        26          286.0        26
      Convertible debentures                     175.0        14          175.0        16
      Borrowings under bank credit
         facilities                              213.0        17           12.0         1
      Commercial paper                            94.0         7          103.6         9
      -----------------------------------------------------------------------------------
              Total principal                  1,264.0       100%       1,096.6       100%
      Fair value adjustment of hedged debt        (4.3)                    (2.9)
      -----------------------------------------------------------------------------------
                  Total debt                  $1,259.7                 $1,093.7
      ===================================================================================

Term Notes

      In January 2005, we repaid $20.0 million of 6.68% fixed rate term notes at maturity with proceeds from borrowings under bank credit facilities.

      At July 31, 2005, the $457.0 million of term notes comprised $422.0 million of private placements and medium term notes issued to insurance companies and $35.0 million of bank term loans.

Asset Securitization Financings

      Our asset securitization facility was increased by $100.0 million to $425.0 million in August 2005. We used the proceeds to repay borrowings under bank credit facilities. We established the facility in July 2001. The facility was renewed for the fourth time in April 2005 and expires in April 2006 subject to further renewal. In January 2005, we borrowed the $39.0 million available under the facility and repaid bank borrowings. The facility limits borrowings to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. On expiration and nonrenewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly based on the amount of securitized receivables. Based on the contractual payments of the $381.0 million of securitized receivables at July 31, 2005, the term debt would be fully repaid by January 2008.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($662.0 million at July 31, 2005). Therefore, we can securitize an additional $281.0 million of finance receivables at July 31, 2005. The facility limits borrowings to 94% of securitized receivables.

Convertible Debentures

      The convertible debentures were convertible into 4.0 million shares (as adjusted) of common stock at the adjusted conversion price of $43.74 per share resulting in an adjusted conversion rate of 22.86 shares for each $1,000 of principal. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. We will pay any value over principal with shares of common stock. This eliminated the 4.0 million shares of common stock issuable upon conversion.

      The debentures can be converted only under the following circumstances;
(i) in any fiscal quarter if the closing price of our common stock was at least 30% higher than the current conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) the debentures are rated 'BB' or lower by Fitch (three ratings levels lower than the initial rating) (iii) we call the debentures for redemption or (iv) a specified corporate transaction occurs. Currently, the market price condition would be met if the price of our common stock closed above $56.86 for the required period. Our common stock closed at $38.50 on July 29, 2005.

      We can redeem the debentures for their principal amount anytime starting in April 2009 and debenture holders can require us to repurchase debentures for principal on each five year anniversary of issuance or when a specified corporate transaction occurs. The debentures have a 30-year term. At July 31, 2005, no event occurred that would have allowed the debentures to be converted.

Bank Credit Facilities

      We had $395.0 million of committed unsecured revolving credit facilities from nine banks (a $55.0 million increase from July 31, 2004) at July 31, 2005. This includes $212.5 million of facilities with original terms ranging from two to five years and $182.5 million of facilities with an original term of one year. These facilities range from $15.0 million to $45.0 million. At July 31, 2005, $213.0 million was outstanding, maturing in one to nineteen days. The multiyear facilities expire as follows ($ in millions):

      ===========================================
      Fiscal:      2006         2007         2010
      -------------------------------------------
                  $30.0        $45.0       $137.5
                     14%          21%          65%
      ===========================================

      These facilities are a dependable, low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may be renewed upon expiration.

      Bank credit facility activity is summarized below ($ in millions):

      =========================================================================
      Years Ended July 31,                        2005                     2004
      -------------------------------------------------------------------------
                                   Amount   # of Banks      Amount   # of Banks
      -------------------------------------------------------------------------
      Total - beginning of year    $340.0            8      $385.0           10
      New                            80.0            2        70.0            2
      Expired not renewed           (45.0)           2      (135.0)           5
      Increases                      20.0            1        20.0            2
      -----------------------------------                   ------
         Total - end of year       $395.0            9      $340.0            8
      =========================================================================
      Renewed at expiration        $102.5            4      $135.0            4
      =========================================================================

Commercial Paper

      We issue commercial paper direct and through a $350.0 million program. Commercial paper is unsecured and matures between 1 and 270 days. As a condition of our credit rating, our unused committed revolving bank credit facilities must exceed commercial paper outstanding. Therefore, at July 31, 2005, the combined amount of commercial paper and bank borrowings was limited to $395.0 million ($307.0 million was outstanding at July 31, 2005).

      Information on the combined amounts of bank borrowings and commercial paper follows (in millions):

      =======================================================================
      Fiscal:                                    2005        2004        2003
      -----------------------------------------------------------------------
      Maximum outstanding during the year      $307.0      $178.6      $269.5
      Average outstanding during the year       177.7       112.7       199.7
      Outstanding at end of year                307.0       115.6       123.0
      =======================================================================

Contractual Obligations

      Our long-term contractual obligations and other pertinent information at July 31, 2005 are summarized below ($ in millions):

      ===================================================================================
                                                                   Payments Due by Period
                                  -------------------------------------------------------
                                            Less than                           More than
                                     Total     1 year   2-3 years   4-5 years     5 years
      -----------------------------------------------------------------------------------
      Term notes                    $457.0     $ 42.5    $  189.5    $  225.0    $     --
      Convertible debentures         175.0         --          --       175.0          --
      Operating leases                 4.5        1.2         1.7         1.2         0.4
      Other long-term liability
        reflected on the balance
        sheet under GAAP               1.9        0.7         1.0         0.2          --
      -----------------------------------------------------------------------------------
            Total payments          $638.4     $ 44.4    $  192.2    $  401.4    $    0.4
      ===================================================================================
      Percentage                       100%         7%         30%         63%         --%
      ===================================================================================
      Other debt                    $632.0     $632.0          --          --          --
      ===================================================================================
      Cumulative payments                      $676.4    $  868.6    $1,270.0    $1,270.4
      ===================================================================================
      Cumulative scheduled
        collections of finance
        receivables                            $626.1    $1,428.9    $1,657.0    $1,666.1
      ===================================================================================

      The weighted average maturity of our term debt (term notes and convertible debentures) was 3.4 years and 3.2 years at July 31, 2005 and 2004, respectively. Term notes and convertible debentures are discussed in Note 3 to the Consolidated Financial Statements and operating leases in Note 10. The other long-term liability is deferred compensation. Other debt includes asset securitization financings, bank borrowings and commercial paper due within one year. As shown in the table above, after one year cumulative scheduled collections of finance receivables exceed cumulative payments under contractual obligations.

Stockholders' Equity

      We have a common stock and convertible debt repurchase program. At July 31, 2005, $18.3 million was available under the program. In fiscal 2005, we repurchased 44,000 shares of common stock for $1.7 million.

      In fiscal 2005, we paid $5.2 million of cash dividends and we received $5.1 million from the exercise of stock options and tax benefits from stock awards.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our profitability and our approach to managing interest rate risk in this section. Higher short-term market interest rates increased interest expense in fiscal 2005 by approximately $9.0 million and reduced our net interest spread (the net yield of finance receivables less the weighted average cost of borrowed funds), an integral part of a finance company's profitability, by approximately 0.70%
(70 basis points).  We explain the reasons below.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread (this is occurring currently) and decreases in short-term rates increase our net interest spread because floating rate debt (includes short-term debt) significantly exceeds floating rate finance receivables. Since 58% of our debt is floating rate and only 6% of our finance receivables are floating rate, our cost of funds changes faster than the yield on our receivables. Our net interest spread is also affected when short-term and long-term rates do not similarly change. Long-term rates normally exceed short-term rates. When the difference between long and short-term rates narrows (resulting in a "flattening yield curve"), our net interest spread should decrease and when the difference widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. Potential mitigating factors are (i) the rates we charge are also determined by the prime rate (increased significantly during fiscal 2005) and equipment financing demand and (ii) issuing low rate long-term debt.

      Our net interest spread is calculated below:

      ====================================================================
      Years Ended July 31,                        2005      2004      2003
      --------------------------------------------------------------------
      Net yield of finance receivables            8.20%     8.32%     9.14%
      Weighted average cost of borrowed funds     3.79      3.26      4.07
      --------------------------------------------------------------------
               Net interest spread                4.41%     5.06%     5.07%
      ====================================================================

      From the end of fiscal 2004, short-term market interest rates rose 2.5% (250 basis points) and the yield curve flattened significantly. These trends may continue. Rising short-term market interest rates and a flattening yield curve cause our cost of funds to increase faster and by a greater amount than the yield on our receivables reducing our net interest spread. Although the yield on our finance receivables increased during fiscal 2005, it remained below the yield in fiscal 2004 because of continued low long-term market interest rates, and is increasing less than our cost of funds.

      Our earnings are subject to the risks of rising short-term interest rates and a flattening yield curve at July 31, 2005 because floating rate debt exceeded floating rate receivables by $630.2 million (see the table below).
The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are repaid monthly over relatively short periods of two to five years that have been accelerated by prepayments. At July 31, 2005, $579.0 million (37%) of fixed rate finance receivables are due in one year and the weighted average remaining life of fixed rate finance receivables is approximately twenty months. We do not match the maturities of our debt to our finance receivables.

      ================================================================================
                                         Fixed Rate        Floating Rate
                                  -----------------      ---------------
      ($ in millions)               Amount  Percent      Amount  Percent         Total
      --------------------------------------------------------------------------------
      Finance receivables         $1,561.1       94%     $105.0        6%     $1,666.1
      ================================================================================

      Debt (principal) *          $  528.8       42%     $735.2       58%     $1,264.0
      Stockholders' equity           342.1      100          --       --         342.1
      --------------------------------------------------------------------------------
         Total debt and equity    $  870.9       54%     $735.2       46%     $1,606.1
      ================================================================================

      * adjusted for the $50.0 million August 2005 fixed rate term note issuance

      Floating rate debt (asset securitization financings, fixed rate term notes swapped to floating rates, bank borrowings, commercial paper and floating rate term note) at July 31, 2005 (adjusted for the August 2005 fixed rate term note issuance) reprices (interest rate changes) as follows: $565.9 million (77%) within one month; $133.9 million (18%), in two months to three months and $35.4 million (5%), in four to eight months. The repricing periods of floating rate debt (adjusted for the August 2005 fixed rate term note issuance) follow (in millions):

      ==================================================================
                                           Amount    Repricing Frequency
      ------------------------------------------------------------------
      Asset securitization financings      $325.0    daily
      Floating rate swaps of fixed
        rate notes                          143.3    semi-annually
      Bank borrowings                       163.0    generally daily
      Commercial paper                       94.0    1 to 240 days
                                                       (average 26 days)
      Floating rate term note                10.0    monthly
      ==================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. At July 31, 2005, such a hypothetical adverse change in rates would reduce annual net income by approximately $2.0 million based on scheduled repricings of floating rate debt and fixed rate debt maturing within one year, the expected effects on the yield of new receivables and the August 2005 fixed rate term note issuance. We believe this is acceptable considering the lower cost of floating rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from this amount. In addition, other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to changes in market interest rates through risk management procedures that include using certain derivative financial instruments and changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing and forecast debt. We do not speculate with or trade derivatives.

      In fiscal 2005, we refinanced $185.5 million of floating rate term notes with fixed rate term notes maturing in five years to reduce our exposure to rising short-term market interest rates.

      In fiscal 2005, we entered into two $25.0 million interest rate locks. We locked the rate on five-year U.S. Treasury Notes (was trending higher at the time) at 4.075% for one month. This rate determined the interest rate on our fiscal 2005 issuance of five-year fixed rate term notes. We chose not to designate the locks as hedging instruments because of their short duration and because we did not expect the settlement amount would be material. We terminated the locks within three weeks of issuance when the interest rate was set on the term notes. The five-year Treasury rate was 4.18% at the time. We received $0.2 million from settling the locks and, since we did not designate the locks as hedges, we recognized this gain as a reduction of interest expense. If we made the hedge designation, the $0.2 million gain would have been deferred and recognized over the life of the term notes.

      At July 31, 2005, floating rate swaps of fixed rate notes totaled
$143.3 million. We receive fixed rates equal to the rates on the hedged notes and pay floating rates indexed to six-month LIBOR (3.92% at July 31, 2005). The swaps reduced interest expense by $1.3 million in fiscal 2005. The current weighted average pay rate (5.02%) exceeded the weighted average receive rate (4.88%) by 14 basis points (0.14%) at July 31, 2005. Based on the current pay rate, the swaps will start to increase interest expense in fiscal 2006. Information on the swaps at July 31, 2005 follows ($ in millions):

      =============================================================================
                                  Notional    Receive
      Issued         Expires        Amount       Rate    Pay Rate      Reprices
      -----------------------------------------------------------------------------
      April 2003     April 2010      $12.5       4.96%       4.56%     October 2005
      July 2003      April 2008       25.0       4.37        4.20      October 2005
      July 2003      June 2008        12.5       4.37        4.89      October 2005
      July 2003      June 2008        25.0       4.37        4.70      October 2005
      July 2003      June 2010        12.5       4.96        4.87      October 2005
      August 2003    April 2008       24.5       4.37        4.10      October 2005
      April 2004     August 2007      31.3       6.23        6.93      January 2006
      =============================================================================

NEW ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", that requires measuring and recognizing compensation expense for all stock awards. SFAS No. 123(R) is effective for our fiscal quarter ending October 31, 2005. We are evaluating the impact SFAS No. 123(R) will have on our operating results and financial condition.

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


FORWARD-LOOKING STATEMENTS

      This report may include the words or phrases "can be," "expect," "anticipate," "may," "believe," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases that are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by forward-looking statements because of the following: (i) our ability to obtain funding at acceptable terms (ii) changes in risks inherent in finance receivables and the adequacy of our allowance for credit losses (iii) changes in market interest rates (iv) changes in economic, financial, and market conditions (v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and we are not required to update forward-looking statements for subsequent or unanticipated events or circumstances.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7, Market Interest Rate Risk and Sensitivity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Financial Federal Corporation:


We have audited the accompanying consolidated balance sheets of Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") as of July 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Federal as of July 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Financial Federal's internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

New York, New York
September 28, 2005

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

=======================================================================================================
July 31,                                                                           2005            2004
-------------------------------------------------------------------------------------------------------
ASSETS
Finance receivables                                                          $1,666,079      $1,460,909
Allowance for credit losses                                                     (24,225)        (24,081)
-------------------------------------------------------------------------------------------------------
     Finance receivables - net                                                1,641,854       1,436,828
Cash                                                                              8,456           6,981
Other assets                                                                     11,535          20,109
-------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                       $1,661,845      $1,463,918
=======================================================================================================

LIABILITIES
Debt:
  Long-term ($6,300 at July 31, 2005 and $6,100 at July 31, 2004
    due to related parties)                                                  $  979,700      $  826,650
  Short-term                                                                    280,000         267,050
Accrued interest, taxes and other liabilities                                    42,267          44,928
Deferred income taxes                                                            17,764          21,400
-------------------------------------------------------------------------------------------------------
     Total liabilities                                                        1,319,731       1,160,028
-------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                              --              --
Common stock - $.50 par value, authorized 100,000 shares,
  shares issued and outstanding: 17,487 (net of 1,696 treasury shares) at July 31, 2005 and 17,269 (net of 1,672 treasury
  shares) at July 31, 2004                                                        8,743           8,634
Additional paid-in capital                                                      109,226         101,920
Retained earnings                                                               224,145         193,336
-------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                 342,114         303,890
-------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,661,845      $1,463,918
=======================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)

=======================================================================================================
Years Ended July 31,                                                 2005           2004           2003
-------------------------------------------------------------------------------------------------------
Finance income                                                   $126,643       $118,305       $130,247
Interest expense                                                   43,748         33,900         43,534
-------------------------------------------------------------------------------------------------------

   Net finance income before provision for credit
      losses on finance receivables                                82,895         84,405         86,713

Provision for credit losses on finance receivables                  1,500          9,800         11,950
-------------------------------------------------------------------------------------------------------

   Net finance income                                              81,395         74,605         74,763

Salaries and other expenses                                        21,477         23,458         23,391
Loss on redemption of convertible debt                                 --             --          1,737
-------------------------------------------------------------------------------------------------------

   Income before income taxes                                      59,918         51,147         49,635

Provision for income taxes                                         23,266         19,957         19,547
-------------------------------------------------------------------------------------------------------

      NET INCOME                                                 $ 36,652       $ 31,190       $ 30,088
=======================================================================================================

EARNINGS PER COMMON SHARE:
      Diluted                                                    $   2.11       $   1.72       $   1.65
=======================================================================================================
      Basic                                                      $   2.15       $   1.75       $   1.67
=======================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

=========================================================================================================
                                    Shares of                  Additional          Total
                                       Common       Common        Paid-In       Retained    Stockholders'
                                        Stock        Stock        Capital       Earnings           Equity
---------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2002               17,372      $ 8,686      $  67,595      $ 172,288        $ 248,569
  Conversion of subordinated debt       1,159          580         34,437             --           35,017
  Repurchases of common stock
    (43 shares retired and 12
    shares held in treasury)              (55)         (27)          (562)          (686)          (1,275)
  Employee stock plans:
    Shares issued                         140           70          1,249             --            1,319
    Shares canceled                      (133)         (67)            67             --               --
    Compensation recognized                --           --          2,546             --            2,546
    Tax benefits                           --           --            132             --              132
  Net income                               --           --             --         30,088           30,088
---------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2003               18,483        9,242        105,464        201,690          316,396
  Repurchases of common stock
    (142 shares retired and 1,523
    shares held in treasury)           (1,665)        (833)       (15,153)       (39,544)         (55,530)
  Employee stock plans:
    Shares issued                         451          225          7,399             --            7,624
    Compensation recognized                --           --          2,447             --            2,447
    Tax benefits                           --           --          1,763             --            1,763
  Net income                               --           --             --         31,190           31,190
---------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2004               17,269        8,634        101,920        193,336          303,890
  Repurchases of common stock
    (20 shares retired and 24
    shares held in treasury)              (44)         (22)        (1,024)          (610)          (1,656)
  Employee stock plans:
    Shares issued                         262          131          4,695             --            4,826
    Compensation recognized                --           --          2,630             --            2,630
    Tax benefits                           --           --          1,005             --            1,005
  Common stock cash dividends              --           --             --         (5,233)          (5,233)
  Net income                               --           --             --         36,652           36,652
---------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2005               17,487      $ 8,743      $ 109,226      $ 224,145        $ 342,114
=========================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

=========================================================================================================
Years Ended July 31,                                                   2005           2004           2003
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $    36,652      $  31,190      $  30,088
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for credit losses on finance receivables                1,500          9,800         11,950
    Depreciation and amortization                                    18,893         17,811         17,717
    Loss on redemption of convertible debt                               --             --          1,737
    Deferred income taxes                                            (3,636)        (3,673)        (5,482)
    Decrease (increase) in other assets                               7,711          9,966         (3,473)
    (Decrease) increase in accrued interest, taxes and other
      liabilities                                                    (4,061)         2,420         (4,783)
    Tax benefits from stock plans                                     1,005          1,763            132
---------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                     58,064         69,277         47,886
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                 (1,068,711)      (791,009)      (696,300)
  Finance receivables collected                                     846,785        721,384        694,282
---------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                       (221,926)       (69,625)        (2,018)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Asset securitization borrowings (repayments)                       39,000        (39,000)       100,000
  Bank borrowings, net increase (decrease)                          201,000            555        (56,785)
  Commercial paper, net decrease                                     (9,600)        (7,960)      (115,606)
  Proceeds from convertible debentures                                   --        175,000             --
  Proceeds from term notes                                          200,000          5,000        300,000
  Repayments of term notes                                         (263,000)       (82,000)      (213,000)
  Redemptions of subordinated debt                                       --             --        (59,598)
  Deferred debt issuance costs                                           --         (4,375)            --
  Proceeds from stock option exercises                                4,104          3,685          1,319
  Common stock cash dividends                                        (5,233)            --             --
  Repurchases of common stock                                          (934)       (51,591)        (1,275)
---------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities          165,337           (686)       (44,945)
---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                       1,475         (1,034)           923
Cash - beginning of year                                              6,981          8,015          7,092
---------------------------------------------------------------------------------------------------------
CASH - END OF YEAR                                              $     8,456      $   6,981      $   8,015
=========================================================================================================
Supplemental disclosures of cash flow information:
  Interest paid                                                 $    41,436      $  35,598      $  47,121
=========================================================================================================
  Income taxes paid                                             $    20,306      $  32,643      $  22,130
=========================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      Financial Federal Corporation and subsidiaries provide collateralized lending, financing and leasing services nationwide to middle-market businesses in the general construction, road and infrastructure construction and repair, road transportation and waste disposal industries. We lend against, finance and lease a wide range of new and used revenue-producing, essential-use equipment such as cranes, earthmovers, personnel lifts, trailers and trucks.

Basis of Presentation and Principles of Consolidation

      The accompanying Consolidated Financial Statements were prepared according to accounting principles generally accepted in the United States of America
(GAAP) and include the accounts of Financial Federal Corporation and its subsidiaries. All significant intercompany accounts and transactions were eliminated. We have one reportable segment.

Use of Estimates

      We are required to make significant estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets and residual values. Actual results could differ significantly from those estimates.

Finance Receivables

      Finance receivables comprise loans and other financings and noncancelable leases. All leases are accounted for as direct financing leases, where total lease payments, plus any residual values, less the cost of the leased equipment is recorded as unearned finance income. Residual values are recorded at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) the estimated fair value of the equipment at the end of the lease.

Income Recognition

      Finance income and deferred origination costs and nonrefundable fees are recognized over the term of receivables using the interest method. Income recognition is suspended on finance receivables that we consider impaired (full collection of principal and interest being doubtful). This typically occurs when (i) a contractual payment is 90 days or more past due (unless this is expected to be temporary) (ii) the customer is subject to a bankruptcy proceeding or (iii) the underlying collateral is being liquidated, and the value of the collateral does not meaningfully exceed our net investment. Income recognition may be resumed when we believe that full collection of all amounts contractually due is probable.

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is an estimate of losses inherent in our finance receivables. We record a provision for credit losses on finance receivables to adjust the allowance for credit losses to a level we consider appropriate. The allowance is a significant estimate that we determine based on total finance receivables, net charge-offs, non-accrual and delinquent finance receivables and our current assessments of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the customer, equipment vendors, manufacturers and the customer's owners or affiliates), equipment collateral values and other factors. Changes in the allowance level may be necessary based on unexpected changes in these factors.

      Impaired finance receivables are written-down by a charge to the allowance for credit losses when all amounts contractually due are not expected to be collected from the customer and liquidating the underlying collateral. Write-downs subsequently recovered are credited to the allowance. Assets received to satisfy finance receivables are initially written-down to their current estimated fair value less selling costs by a charge to the allowance for credit losses and any subsequent write-downs and recoveries are recorded in earnings.

Stock-Based Compensation

      We applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. Under APB No. 25, we do not record compensation expense for our stock options. If we applied the expense recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we would have recorded compensation expense for stock options based on their fair value calculated with an option-pricing model. The effect on net income and earnings per share had we recorded compensation expense under SFAS No. 123 follow:

      ================================================================================
      Years Ended July 31,                              2005         2004         2003
      --------------------------------------------------------------------------------
      Net income, as reported                        $36,652      $31,190      $30,088
      Add: Compensation expense recorded for
         stock awards (after-tax)                      1,609        1,496        1,568
      Deduct: Total stock-based compensation
         expense determined under fair value
         based method for all awards (after-tax)      (3,633)      (3,434)      (3,536)
      --------------------------------------------------------------------------------
             Pro forma net income                    $34,628      $29,252      $28,120
      ================================================================================
      Diluted earnings per common share:
             As reported                             $  2.11      $  1.72      $  1.65
             Pro forma                                  2.00         1.62         1.55
      ================================================================================
      Basic earnings per common share:
             As reported                             $  2.15      $  1.75      $  1.67
             Pro forma                                  2.04         1.64         1.56
      ================================================================================

      We estimated the following weighted average grant date fair values for options granted using the Black-Scholes option-pricing model based on the following assumptions:

      ===============================================================================
      Years Ended July 31,                               2005        2004        2003
      -------------------------------------------------------------------------------
      Weighted average grant date fair value           $ 8.06      $11.08      $ 7.02
      Weighted average assumptions:
         Risk-free interest rate                          3.8%        2.5%        2.5%
         Expected volatility                               28%         37%         38%
         Expected life of options (in years)              2.9         4.2         3.9
         Dividend yield                                   1.3%         --          --
      ===============================================================================

Earnings Per Common Share

      Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is net income plus the after-tax interest cost of dilutive convertible debt (if required), divided by the weighted average number of common shares plus potential common shares from the assumed conversion of dilutive securities outstanding during the period. Dilutive securities comprise stock options, restricted stock, stock units, and convertible debt.

Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement and tax return bases of assets and liabilities using enacted tax rates. Deferred tax expense is the net change in deferred tax assets and liabilities during the year.

Derivative Financial Instruments

      We use derivative financial instruments to manage our exposure to the effects of changes in market interest rates on our debt. We do not speculate with nor trade derivatives. Derivatives are recorded as an asset or liability at their fair value. For derivatives designated as a fair value hedge, the hedged asset or liability is also recorded at its fair value (to the extent of the change in the fair value of the derivative) and any changes in the fair value of the derivative and the hedged asset or liability are recorded in earnings. The changes in the fair value of a derivative designated as a fair value hedge and the hedged asset or liability will offset in correlation to the effectiveness of the hedging relationship. If certain conditions are met, these changes will offset exactly.

      Derivatives designated as a hedge must be linked to a specific asset, liability or firm commitment and the risk management objective and strategy must be documented at inception of the hedging relationship as well as the method to be used to determine the effectiveness of the hedging relationship.

New Accounting Standards

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", that requires measuring and recognizing compensation expense for all stock awards. SFAS No. 123(R) is effective for our fiscal quarter ending October 31, 2005. We are evaluating the impact SFAS No. 123(R) will have on our operating results and financial condition.

      On September 30, 2004, the Emerging Issues Task Force ("EITF") Issued EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF No. 04-8 eliminated excluding convertible debentures with a contingent conversion feature in calculating diluted earnings per share. Our convertible debentures contain this feature. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. This eliminated the 4,001,000 shares (as adjusted) of common stock issuable upon conversion. As a result, EITF 04-8 will not affect diluted earnings per share.


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      =========================================================================
      July 31,                                               2005          2004
      -------------------------------------------------------------------------
      Loans:
         Fixed rate                                    $1,386,094    $1,183,812
         Floating rate                                    104,999        71,742
      -------------------------------------------------------------------------
            Total loans                                 1,491,093     1,255,554
      Direct financing leases                             174,986       205,355
      -------------------------------------------------------------------------
               Finance receivables                     $1,666,079    $1,460,909
      =========================================================================

      Direct financing leases comprised the following:

      =========================================================================
      July 31,                                               2005          2004
      -------------------------------------------------------------------------
      Minimum lease payments receivable                $  160,251    $  191,281
      Residual values                                      37,412        42,163
      Unearned finance income                             (22,677)      (28,089)
      -------------------------------------------------------------------------
               Direct financing leases                 $  174,986    $  205,355
      =========================================================================

      Finance receivables generally provide for monthly installments of equal or varying amounts with terms ranging from two to five years. Annual contractual maturities of finance receivables at July 31, 2005 follow:

      =========================================================================
                                                                         Direct
                                             Fixed       Floating     Financing
      Fiscal Year Due:                  Rate Loans     Rate Loans        Leases
      -------------------------------------------------------------------------
      2006                              $  510,273       $ 47,060      $ 68,651
      2007                                 391,650         29,213        47,977
      2008                                 279,619         18,413        27,921
      2009                                 143,115          8,501        11,666
      2010                                  53,589          1,812         2,618
      Thereafter                             7,848              -         1,418
      -------------------------------------------------------------------------
               Total                    $1,386,094       $104,999      $160,251
      =========================================================================

      The weighted average interest rates on fixed rate loans were 8.0% at July 31, 2005 and 2004.

      The allowance for credit losses activity is summarized below:

      =========================================================================
      Years Ended July 31,                     2005           2004         2003
      -------------------------------------------------------------------------
      Beginning balance                     $24,081       $ 23,754     $ 24,171
         Provision                            1,500          9,800       11,950
         Write-downs                         (5,554)       (11,731)     (13,876)
         Recoveries                           4,198          2,258        1,509
      -------------------------------------------------------------------------
      Ending balance                        $24,225       $ 24,081     $ 23,754
      =========================================================================
      Percentage of finance receivables        1.45%          1.65%        1.68%
      =========================================================================
      Net charge-offs *                     $ 1,356       $  9,473     $ 12,367
      =========================================================================
      Loss ratio **                            0.09%          0.67%        0.87%
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

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      =========================================================================
      July 31,                                                 2005        2004
      -------------------------------------------------------------------------
      Finance receivables classified as non-accrual         $23,656     $29,251
      Assets received to satisfy finance receivables          1,674       3,177
      -------------------------------------------------------------------------
               Non-performing assets                        $25,330     $32,428
      =========================================================================

      Finance receivables classified as non-accrual included impaired loans (excludes direct financing leases) of $17,600 at July 31, 2005 and $20,200 at July 31, 2004. The average recorded investment in impaired loans was $19,700 in fiscal 2005, $28,500 in fiscal 2004 and $31,400 in fiscal 2003. The allowance for credit losses included $800 at July 31, 2005 and $650 at July 31, 2004 specifically allocated to $6,700 and $7,500 respectively, of impaired finance receivables. We did not recognize any income on impaired loans in fiscal 2005, 2004 or 2003.

      We also provide commitments to extend credit. These commitments contain off-balance sheet risk. We use the same credit policies and procedures in providing these commitments as we do for finance receivables. At July 31, 2005 and 2004, the unused portion of these commitments was $15,100 and $10,400, respectively.

      We manage our exposure to the credit risk associated with our finance receivables through established credit policies and procedures that include obtaining a first lien on the primary equipment collateral. We focus on lending against, financing and leasing equipment that has an economic life exceeding the term of the receivable, is not subject to rapid technological obsolescence, can be used in more than one type of business, is easily accessible and movable and has a broad, established resale market. We may also obtain additional equipment or other collateral, third-party guarantees, advanced payments or hold back a portion of the amount financed.

      Our finance receivables reflect industry and geographic concentrations of credit risk. Concentrations of credit risk result when customers have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. We do not have a significant concentration of credit risk with any customer. The major concentrations of credit risk, grouped by industry and U.S. geographic region, expressed as percentages of finance receivables, follow:

      =======================================     =================================
      July 31,                  2005     2004     July 31,            2005     2004
      ---------------------------------------     ---------------------------------
      Industry:                                   Geographic region:
      ---------                                   ------------------
      Construction related        41%      41%    Southeast             28%      29%
      Road transportation         39       36     Southwest             28       24
      Waste services              12       11     Northeast             17       19
      Other (none more than 3%                    West                  15       15
        in 2005 and 6% in 2004)    8       12     Central               12       13
      =======================================     =================================

NOTE 3 - DEBT

      Debt is summarized below:

      ========================================================================
      July 31,                                           2005             2004
      ------------------------------------------------------------------------
      Fixed rate term notes:
        5.00% due 2010                            $   200,000      $        --
        5.48% - 5.92% due 2006 - 2007                  42,500           50,000
        6.23% - 6.98% due 2006 - 2008                  61,250           81,250
        8.62% due 2005                                     --           50,000
      ------------------------------------------------------------------------
          Total fixed rate term notes                 303,750          181,250
      Fixed rate term notes swapped to floating
        rates due 2008 - 2010                         143,250          143,250
      Floating rate term note due 2008                 10,000          195,500
      2.0% convertible debentures due 2034            175,000          175,000
      ------------------------------------------------------------------------
            Total term debt                           632,000          695,000
      Asset securitization financings                 325,000          286,000
      Bank borrowings                                 213,000           12,000
      Commercial paper                                 94,000          103,600
      ------------------------------------------------------------------------
              Total principal                       1,264,000        1,096,600
      Fair value adjustment of hedged debt             (4,300)          (2,900)
      ------------------------------------------------------------------------
                Total debt                        $ 1,259,700      $ 1,093,700
      ========================================================================

Term Notes

      In May 2005, we issued $250,000 of five-year, 5.0% fixed rate term notes. We received $200,000 in May 2005 and $50,000 in August 2005. Interest on the notes is payable semi-annually. The notes are due at maturity in May and August 2010. Prepayment of the notes is subject to a premium based on a yield maintenance formula.

      In fiscal 2005, we prepaid $185,500 of floating rate term notes with remaining maturities between four months and five years at principal, without penalty. As a result, we expensed $400 of unamortized deferred debt issuance costs (included in interest expense).

      Interest on fixed rate notes is payable semi-annually. Prepayments of fixed rate notes are subject to a premium based on yield maintenance formulas. The weighted average interest rates on fixed rate notes were 5.4% and 6.9% at July 31, 2005 and 2004, respectively. The weighted average interest rates on floating rate note(s) were 4.0% and 2.6% at July 31, 2005 and 2004, respectively.

Convertible Debentures

      In April 2004, we issued $175,000 of convertible debentures. The debentures do not contain any financial or other restrictive covenants. The senior debt of our subsidiaries is effectively senior to the debentures.

      The debentures have a 2.0% fixed annual interest rate and interest is payable semi-annually. Starting in April 2009, we may incur additional interest for a semi-annual interest period if the average market value of the debentures on the last five days of the prior interest period was at least 20% higher than their principal amount. Additional interest would be calculated at the annual rate of 0.25% of the average market value of the debentures during the five days.

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

      The conversion rate would be adjusted if specified corporate transactions occur including dividend payments and stock splits. The debentures can be converted only under the following circumstances; (i) in any fiscal quarter if the closing price of our common stock was at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) the debentures are rated 'BB' or lower by Fitch Ratings, Inc. (three ratings levels lower than the initial rating) (iii) we call the debentures for redemption or (iv) a specified corporate transaction occurs. Through July 31, 2005, no event occurred that would have allowed the debentures to be converted.

      In fiscal 2005, the conversion rate increased because we paid cash dividends. At July 31, 2005, the conversion rate was 22.86, the conversion price was $43.74 and we would have to deliver the value of 4,001,000 shares upon conversion of all debentures. At July 31, 2005, the market price condition would be met if the price of our common stock closed above $56.86 for the required period. Our common stock closed at $38.50 on July 29, 2005.

      The debentures have a 30-year term, but we can redeem them at principal anytime starting in April 2009 and debenture holders can require us to repurchase them at principal on each five-year anniversary of issuance or when specified corporate transactions occur.

Asset Securitization Financings

      We have a $325,000 asset securitization facility. We structured the facility to account for securitization proceeds as secured debt and not as sales of receivables. Therefore, no gains on sales of securitized receivables are recorded. Borrowings are without recourse to us. Finance receivables include $381,000 and $348,000 of securitized receivables at July 31, 2005 and 2004, respectively. In August 2005, the facility was increased $100,000 to $425,000 and we borrowed the additional amount.

      The facility provides for committed revolving financing for one year. In April 2005, the facility was renewed for another year. If the facility is not renewed again before its April 28, 2006 expiration date, we can convert borrowings outstanding into term debt. The term debt would be repaid monthly based on the amount of securitized receivables. Based on the contractual payments of securitized receivables at July 31, 2005, the term debt would be fully repaid by January 2008.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($662,000 at July 31, 2005). Therefore, we could securitize an additional $281,000 of finance receivables at July 31, 2005. Borrowings are limited to 94% of securitized receivables.

      The weighted average interest rates on borrowings outstanding at July 31, 2005 and 2004 were 3.4% and 1.5%, respectively. The weighted average interest rates during the years ended July 31, 2005, 2004 and 2003 were 2.6%, 1.3% and 1.6%, respectively. The interest rates change daily.

Bank Borrowings

      We have $395,000 of committed unsecured revolving credit facilities with several banks expiring as follows: $212,500 within one year and $182,500 on various dates from July 2007 through March 2010. We incur a fee on the unused portion of these facilities. Borrowings under these facilities generally mature between one and ninety days and bear interest based on domestic money market rates or LIBOR, at our option. The weighted average interest rates on borrowings outstanding at July 31, 2005 and 2004 were 3.8% and 2.0%, respectively. The weighted average interest rates during the years ended July 31, 2005, 2004 and 2003 were 3.4%, 1.7% and 1.9%, respectively.

      In August 2005, we obtained a new $50,000 facility; $25,000 with a five-year term and $25,000 with a one-year term.

Commercial Paper

      We issue commercial paper with terms of 1 to 270 days. The weighted average interest rates on commercial paper outstanding at July 31, 2005 and 2004 were 3.5% and 1.6%, respectively. The weighted average interest rates during the years ended July 31, 2005, 2004 and 2003 were 2.5%, 1.4% and 1.9%, respectively.

Other

      In fiscal 2003, we redeemed $56,223 of our 4.5% convertible subordinated notes for cash and $34,965 of the notes were converted into 1,159,000 shares of our common stock at the stated conversion price of $30.15625 per share. We incurred a $1,737 pre-tax expense comprising a $1,085 prepayment premium at 1.93% of the notes redeemed for cash and $652 of unamortized deferred debt issuance costs.

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

      Long-term debt comprised the following:

      =====================================================================
                                                      July 31,     July 31,
                                                          2005         2004
      ---------------------------------------------------------------------
      Term notes                                      $410,200     $409,350
      Convertible debentures                           175,000      175,000
      Asset securitization financings                  162,000      126,700
      Bank borrowings and commercial paper
         supported by bank credit facilities
         expiring after one year                       182,500      115,600
      Bank borrowings refinanced with term notes
         in August 2005                                 50,000           --
      ---------------------------------------------------------------------
               Total long-term debt                   $979,700     $826,650
      =====================================================================

      Long-term debt at July 31, 2005 matures as follows:

      =====================================================================
      Fiscal:                2007          2008          2009          2010
      ---------------------------------------------------------------------
                         $235,250      $157,900      $175,000      $411,550
      =====================================================================

      The fair value adjustment of hedged debt is the difference between the principal and fair value of the fixed rate term notes swapped to floating rates. The adjustment represents changes in the hedged debt's fair value from changes in the swap rates. The adjustment reduced long-term debt and equals the fair value of the interest rate swaps recorded as an other liability.


NOTE 4 - DERIVATIVES

      At July 31, 2005 and 2004, the notional amount of interest rate swaps was $143,250. We designated the swaps as fair value hedges of fixed rate term notes. We receive fixed rates equal to the rates of the hedged notes and pay floating rates indexed to six-month LIBOR on the swaps' notional amounts. We record the differences between the amounts we receive and pay as adjustments to interest expense. The swaps expire on the notes' maturity dates. The swaps effectively converted fixed rate notes to floating rates and satisfy all conditions needed to assume zero hedge ineffectiveness. The fair value of the swaps was a liability of $4,300 and $2,900 at July 31, 2005 and July 31, 2004, respectively. The terms of the swaps and related information follow:

      ========================================================================================
                                                             July 31, 2005       July 31, 2004
                                                          ----------------     ---------------
                                   Notional    Receive      Pay       Fair      Pay       Fair
      Issued         Expires         Amount       Rate     Rate      Value     Rate      Value
      ----------------------------------------------------------------------------------------
      April 2003     April 2010    $ 12,500       4.96%    4.56%    $  400     2.49%    $  300
      July 2003      April 2008      25,000       4.37     4.20        500     2.13        200
      July 2003      June 2008       12,500       4.37     4.89        500     2.82        500
      July 2003      June 2008       25,000       4.37     4.70        900     2.63        700
      July 2003      June 2010       12,500       4.96     4.87        600     2.80        600
      August 2003    April 2008      24,500       4.37     4.10        500     2.03        100
      April 2004     August 2007     31,250       6.23     6.93        900     5.14        500
      ----------------------------------------------------------------------------------------
         Totals                    $143,250                         $4,300              $2,900
      ========================================================================================
         Weighted average rates                   4.88%    5.02%               3.01%
      ========================================================================================

      In fiscal 2005, we entered into and terminated two $25,000 interest rate locks. We locked in the rate on five-year U.S. Treasury Notes at 4.075% for one month. This rate determined the interest rate on our fiscal 2005 issuance of five-year fixed rate term notes. We chose not to designate the locks as hedging instruments. We terminated the locks when the interest rate was set on the term notes. The five-year Treasury rate was 4.18% at the time. We received $200 at termination and, since we did not designate the locks as hedges, we recognized this gain as a reduction of interest expense. If we made the hedge designation, the gain would have been deferred and recognized over the life of the term notes.


NOTE 5 - STOCKHOLDERS' EQUITY

      We established a common stock repurchase program in August 1996 and expanded it to include convertible debt repurchases. Through July 31, 2005, we repurchased 684,000 shares of common stock for $15,200 and $8,800 principal amount of convertible notes for $7,200. We increased the amount available under the program by $6,805 in fiscal 2004. At July 31, 2005, $18,300 was available for future repurchases.

      We repurchased 44,000 shares in fiscal 2005, 163,000 shares in fiscal 2004 and 55,000 shares in fiscal 2003 under the program as follows. In fiscal 2005, we received and retired 20,000 shares of common stock from certain officers at $37.93 per share in exchange for their exercise of 39,000 stock options. We also received 24,000 shares of common stock from certain officers at $37.76 per share as payment of income taxes we were required to withhold when shares of their restricted stock vested. These shares are in treasury at July 31, 2005.

      In fiscal 2004, we received 135,000 shares of common stock at $34.15 per share in exchange for our CEO's exercise of 200,000 stock options and related income taxes. We received 7,000 shares at $34.15 per share for other senior officers' exercise of 12,000 stock options and related taxes. We retired these 142,000 shares. We also received 21,000 shares of common stock from certain officers at $33.29 per share as payment of income taxes we were required to withhold when shares of their restricted stock vested. These shares are in treasury at July 31, 2005.

      In fiscal 2003, we repurchased and retired 43,000 shares of common stock in the open market at $24.44 per share and received 12,000 shares from certain officers at $18.71 per share as payment of income taxes we were required to withhold when shares of their restricted stock vested. The 12,000 shares are in treasury at July 31, 2005.

      We also repurchased 1,502,000 shares of common stock in April 2004 for $50,000 ($33.28 per share). This repurchase was outside the repurchase program. These shares are in treasury at July 31, 2005.

      In December 2004, we initiated a quarterly cash dividend and paid dividends of $0.10 per share of common stock in July, April and January 2005 totaling $5,233.


NOTE 6 - STOCK PLANS

      Our 1998 Stock Option/Restricted Stock Plan (the "1998 Plan") was approved by stockholders in December 1998 and was amended in 2002 to include restricted stock grants. The plan provides for 2,500,000 incentive or non-qualified stock options or shares of restricted stock to be granted to officers, other employees and directors. The plan expires in September 2008. The exercise price of incentive stock options may not be less than the fair market value of our common stock when granted and the term of incentive stock options is limited to ten years.

      Options granted in prior years (and 11,000 options granted in fiscal 2005) typically were incentive stock options with a six-year term vesting one-quarter after two, three, four and five years. In fiscal 2005, we granted 95,000 non-qualified options with a four-year term vesting one-third on July 31, 2005, 2006 and 2007 to reduce the fair value calculated for these options and the after-tax expense we will record under SFAS No. 123(R). We did not accelerate the vesting of any existing stock options in fiscal 2005. At July 31, 2005, 515,000 shares of common stock were available for future grants of stock options and shares of restricted stock.

      Stock option activity and related information is summarized below (options in thousands):

      ========================================================================================
      Years Ended July 31,                  2005                   2004                   2003
      ----------------------------------------------------------------------------------------
                                        Weighted               Weighted               Weighted
                                         Average                Average                Average
                                        Exercise               Exercise               Exercise
                             Options       Price    Options       Price    Options       Price
      ----------------------------------------------------------------------------------------
      Outstanding -
         beginning of year     1,386      $26.88      1,386      $22.81      1,752      $22.49
      Granted                    106       37.45        424       33.69         94       21.85
      Exercised                 (223)      21.93       (391)      19.98       (116)      15.87
      Canceled                   (65)      28.60        (33)      25.31       (344)      23.24
      ----------------------------------------------------------------------------------------
      Outstanding -
         end of year           1,204      $28.63      1,386      $26.88      1,386      $22.81
      ========================================================================================
      Exercisable -
         end of year             424      $25.30        368      $23.03        504      $20.34
      ========================================================================================

      The exercise prices of options outstanding at July 31, 2005 ranged from $18.63 to $37.52. Information by price range follows:

      ========================================================================
      Price Range                         Under $23     $23 - $29     Over $29
      ------------------------------------------------------------------------
      Options outstanding:
      --------------------
      Number (in thousands)                      68           639          497
      Weighted average exercise price        $19.76        $25.00       $34.50
      Weighted average remaining life
        (in years)                              2.3           2.5          4.4

      Options exercisable:
      --------------------
      Number (in thousands)                      45           340           39
      Weighted average exercise price        $19.50        $24.78       $36.53
      ========================================================================

      The Management Incentive Plan ("MIP") for the Chief Executive Officer ("CEO") was approved by stockholders in fiscal 2002. Under the MIP, the CEO can be awarded shares of restricted stock and a cash or stock bonus if certain pre-determined performance goals are achieved. The total number of shares of restricted stock that can be awarded under the MIP is 500,000 with an annual limit of 100,000 shares. The CEO received 50,000 shares (with an eight-year vesting period) and 30,000 shares (with a four-year vesting period) of restricted stock in fiscal 2002 and 2001, respectively. In fiscal 2002, the CEO was also awarded 50,000 shares of restricted stock subject to certain performance goals for fiscal 2003. Based on certain operating results in fiscal 2003, the CEO received 34,500 shares (with an eight-year vesting period) and forfeited 15,500 shares. No shares were awarded to the CEO in fiscal 2004. In fiscal 2005, the CEO received 10,000 shares of restricted stock (with a five-year vesting period) as part of the fiscal 2004 bonus. At July 31, 2005, 375,500 shares of restricted stock were available for future awards and 63,000 shares of the CEO's restricted stock were unvested. In September 2005, the CEO received 18,000 shares of restricted stock (with a four-year vesting period) as a bonus for fiscal 2005.

      Restricted stock activity under the 1998 Plan and the MIP and related information are summarized below (shares in thousands):

      =======================================================================
      Years Ended July 31,                         2005       2004       2003
      -----------------------------------------------------------------------
      Shares unvested - beginning of year           427        432        584
      Shares granted *                               41         65         40
      Shares vested                                 (78)       (70)       (78)
      Shares forfeited                               --         --       (114)
      -----------------------------------------------------------------------
      Shares unvested - end of year                 390        427        432
      =======================================================================
      *  vesting period (in years)                    6**        8          8
      ** weighted average

      We established a Supplemental Retirement Benefit ("SERP") for our CEO in fiscal 2002. We granted 100,000 stock units (representing an equivalent number of shares of common stock) vesting evenly over eight years. Subject to forfeiture, the CEO will receive shares of common stock equal to the number of stock units vested when the CEO's employment terminates. At July 31, 2005, 37,500 units were vested.

      The restricted stock agreements and the SERP provide for all unvested shares to vest immediately if certain events occur including the sale of the Company, the officer's death or disability and qualifying terminations of employment. These awards are expensed over their vesting periods based on prices of our common stock on the dates granted. Compensation expense recorded for these awards was $2,630 in fiscal 2005, $2,447 in fiscal 2004 and $2,546 in fiscal 2003.

NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      =====================================================================================
      Years Ended July 31,                                     2005        2004        2003
      -------------------------------------------------------------------------------------
      Net income (used for basic EPS)                       $36,652     $31,190     $30,088
      Effect of convertible securities                           --          --         115
      -------------------------------------------------------------------------------------
          Adjusted net income (used for diluted EPS)        $36,652     $31,190     $30,203
      =====================================================================================
      Weighted average common shares outstanding
        (used for basic EPS)                                 17,010      17,784      17,975
      Effect of dilutive securities:
        Stock options *                                         261         256         224
        Restricted stock and stock units                        113          83          35
        Convertible notes                                        --          --         124
      -------------------------------------------------------------------------------------
          Adjusted weighted average common shares and
            assumed conversions (used for diluted EPS)       17,384      18,123      18,358
      =====================================================================================
      Net income per common share:
          Diluted                                           $  2.11     $  1.72     $  1.65
      =====================================================================================
          Basic                                             $  2.15     $  1.75     $  1.67
      =====================================================================================

      * excludes 155 and 370 antidilutive stock options in fiscal 2004 and 2003, respectively (would have increased EPS because their exercise price exceeded our common stock's average price)

      Our convertible debentures will not lower diluted EPS until the price of our common stock exceeds the adjusted conversion price of $43.74. In fiscal periods when the average price of our common stock exceeds $43.74, the number of shares of common stock needed to deliver the value of the debentures over principal would be included as shares outstanding in calculating diluted EPS.


NOTE 8 - INCOME TAXES

      The provision for income taxes comprised the following:

      =======================================================================
      Years Ended July 31,                     2005         2004         2003
      -----------------------------------------------------------------------
      Currently payable:
        Federal                             $22,736      $20,011      $20,912
        State                                 4,166        3,619        4,117
      -----------------------------------------------------------------------
          Total                              26,902       23,630       25,029
      Deferred                               (3,636)      (3,673)      (5,482)
      -----------------------------------------------------------------------
            Provision for income taxes      $23,266      $19,957      $19,547
      =======================================================================

      Net tax benefits from stock options and restricted stock reduced taxes currently payable and increased additional paid-in capital by $1,005 in fiscal 2005, $1,763 in fiscal 2004 and $132 in fiscal 2003.

      Income taxes calculated at statutory federal rates are reconciled to the provision for income taxes as follows:

      =======================================================================
      Years Ended July 31,                     2005         2004         2003
      -----------------------------------------------------------------------
      Federal at statutory rates            $20,971      $17,901      $17,372
      State (net of federal benefit)          2,295        2,056        2,015
      Nondeductible accrued interest
         on debt converted to equity             --           --          160
      -----------------------------------------------------------------------
            Provision for income taxes      $23,266      $19,957      $19,547
      =======================================================================

      Deferred income taxes comprised the tax effect of the following temporary differences:

      =======================================================================
      July 31,                                              2005         2004
      -----------------------------------------------------------------------
      Deferred tax liabilities:
         Leasing transactions                           $ 16,675     $ 23,467
         Net deferred origination costs
           and nonrefundable fees                          6,430        7,138
         Original issue discount on
           convertible debentures                          4,698        1,076
         Other                                               918          788
      -----------------------------------------------------------------------
             Total                                        28,721       32,469
      -----------------------------------------------------------------------
      Deferred tax assets:
         Allowance for credit losses                      (9,000)      (9,082)
         Other                                            (1,957)      (1,987)
      -----------------------------------------------------------------------
             Total                                       (10,957)     (11,069)
      -----------------------------------------------------------------------
                Deferred income taxes                   $ 17,764     $ 21,400
      =======================================================================


NOTE 9 - SALARIES AND OTHER EXPENSES

      Salaries and other expenses comprised the following:

      =======================================================================
      Years Ended July 31,                     2005         2004         2003
      -----------------------------------------------------------------------
      Salaries and employee benefits        $11,057      $10,916      $11,404
      Other expenses                         10,420       12,542       11,987
      -----------------------------------------------------------------------
            Total                           $21,477      $23,458      $23,391
      =======================================================================


NOTE 10 - LEASE COMMITMENTS

      We rent office space under leases expiring through fiscal 2011. At July 31, 2005, minimum future annual rentals due under these leases are $1,228 in fiscal 2006, $990 in fiscal 2007, $710 in fiscal 2008, $717 in fiscal 2009, $487 in fiscal 2010 and $368 in 2011. Office rent expense was $1,458 in fiscal 2005, $1,556 in fiscal 2004 and $1,427 in fiscal 2003.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

      Our financial instruments comprise cash, finance receivables (excluding leases), commitments to extend credit, debt and interest rate swaps. The following methods were used to estimate the fair value of these financial instruments.

      Carrying values of cash, commercial paper, bank borrowings and asset securitization financings approximated their fair values based on their short-term maturities. Interest rate swaps are recorded at fair value based on market quotes from the swap counterparties.

      Fair value of the term notes was approximately $459,000 at July 31, 2005 and $523,000 at July 31, 2004, compared to their carrying amounts of $457,000 at July 31, 2005 and $520,000 at July 31, 2004. We calculated fair value based on the future cash flows of the notes discounted at current interest rates. Fair value of the $175,000 of 2.0% convertible debentures was $173,000 at July 31, 2005 and $172,000 at July 31, 2004 based on quoted market prices.

      It is not practicable for us to estimate the fair value of our finance receivables and commitments to extend credit. These financial instruments were not priced according to any set formulas, were not credit-scored and were not loan-graded. They comprise a substantial number of transactions with commercial customers in many industries, are secured by liens on various types of equipment and may be guaranteed by third parties. Any difference between the carrying value and the fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, third-party guarantees, payment history, yield, maturity, documents and other legal matters, and many other subjective considerations of the buyer. In addition, the value received in a fair market sale of a transaction would be based on the terms of the sale, the documents governing the sale, our and the buyer's views of general economic and industry conditions, our and the buyer's tax considerations, and many other factors. Information relevant to estimating the fair value of finance receivables is disclosed in Note 2.

NOTE 12 - SELECTED QUARTERLY DATA (UNAUDITED)

      ===================================================================================
                                                                       Earnings per Share
                                                                       ------------------
                                           Revenues     Net Income     Diluted      Basic
      -----------------------------------------------------------------------------------
      Fiscal 2005, three months ended:
      --------------------------------
         October 31, 2004                   $29,892         $8,560       $0.50      $0.51
         January 31, 2005                    31,064          9,238        0.53       0.54
         April 30, 2005                      31,321          9,242        0.53       0.54
         July 31, 2005                       34,366          9,612        0.55       0.56

      Fiscal 2004, three months ended:
      --------------------------------
         October 31, 2003                   $30,232         $7,152       $0.39      $0.39
         January 31, 2004                    29,579          7,791        0.42       0.43
         April 30, 2004                      29,029          8,036        0.44       0.45
         July 31, 2004                       29,465          8,211        0.48       0.49
      ===================================================================================


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management (with our Chief Executive Officer's and Chief Financial Officer's participation) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes according to accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements according to accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only according to authorizations of our management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

      Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 36.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Financial Federal Corporation:


We have audited management's assessment, included in the accompanying Report on Internal Control over Financial Reporting, that Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Financial Federal maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Financial Federal maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Financial Federal as of July 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2005, and our report dated September 28, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

New York, New York
September 28, 2005


Item 9B. OTHER INFORMATION

      None.

PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated by reference from information in the "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominees for Election as Directors" sections of our 2005 Definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held December 13, 2005, except for biographical information for Executive Officers in Item 1 of this report.

      We adopted a code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer and employees performing similar functions. The code is posted in the Investor Relations section of our website, http://www.financialfederal.com, under Corporate Governance. We will satisfy the disclosure requirements of Item 5.05 of Form 8-K by posting any amendments or waivers to this code on our website.


Item 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from information in the "Executive Compensation" section of our 2005 Definitive Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      Equity Compensation Plan Information

      ===========================================================================================
                                                                             Number of securities
                                                                              remaining available
                                                Number of       Weighted      for future issuance
                                            securities to        average             under equity
                                           be issued upon       exercise       compensation plans
                                              exercise of       price of    (excluding securities
                                              outstanding    outstanding      reflected in column
      Equity compensation plan category       options (a)    options (b)                 (a)) (c)
      -------------------------------------------------------------------------------------------
      Approved by security holders              1,204,001         $28.63                  890,393(1)
      Not approved by security holders                 --             --                       --
      -------------------------------------------------------------------------------------------
               Total                            1,204,001         $28.63                  890,393
      ===========================================================================================

      (1) Comprises 514,843 stock options or shares of restricted stock issuable under our Amended and Restated 1998 Stock Option/Restricted Stock Plan and 375,550 shares of restricted stock issuable under our 2001 Management Incentive Plan.

      Other information required to be disclosed under Item 12 is incorporated by reference from information in the "Security Ownership of Certain Beneficial Owners and Management" section of our 2005 Definitive Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from information in the "Certain Transactions" section of our 2005 Definitive Proxy Statement.


Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by Item 14 is incorporated by reference from information in the "Principal Accounting Fees and Services" section of our 2005 Definitive Proxy Statement.

PART IV


Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed in this report:

     1.  INDEX TO FINANCIAL STATEMENTS:
                                                                         Page
                                                                         -----
         Report of Independent Registered Public Accounting Firm         19
         Consolidated Balance Sheets at July 31, 2005 and 2004           20
         Consolidated Income Statements for the fiscal years ended
            July 31, 2005, 2004 and 2003                                 21
         Consolidated Statements of Changes in Stockholders' Equity
            for the fiscal years ended July 31, 2005, 2004 and 2003      22
         Consolidated Statements of Cash Flows for the fiscal years
            ended July 31, 2005, 2004 and 2003                           23
         Notes to Consolidated Financial Statements                      24-35

     2.  FINANCIAL STATEMENT SCHEDULES

         All schedules were omitted because the required information is included in the Consolidated Financial Statements or accompanying notes.

     3.  EXHIBITS

Exhibit No.     Description of Exhibit
--------------------------------------------------------------------------------
    3.1  (a)    Articles of Incorporation
    3.4  (d)    Certificate of Amendment of Articles of Incorporation dated
                December 9, 1998
    3.6  (e)    Restated By-laws as amended through March 7, 2000
    4.12 (c)    Specimen Common Stock Certificate
    4.14 (k)    Purchase Agreement, dated April 5, 2004, between Registrant and Banc of America Securities LLC and J.P. Morgan Securities
                Inc. for Registrant's $150 million 2.0% Convertible Senior
                Debentures due 2034
    4.15 (k)    Indenture, dated as of April 12, 2004, between Registrant and
                Deutsche Bank Trust Company Americas for Registrant's $175
                million 2.0% Convertible Senior Debentures due 2034
    4.16 (k)    Registration Rights Agreement, dated April 12, 2004, between
                Registrant and Banc of America Securities LLC and J.P. Morgan
                Securities Inc. for Registrant's $150 million 2.0% Convertible
                Senior Debentures due 2034
    4.17 (k)    Specimen 2.0% Convertible Senior Debenture due 2034
   10.21 (b)    Form of Commercial Paper Dealer Agreement
  *10.25 (g)    Amended and Restated 1998 Stock Option/Restricted Stock Plan
  *10.26 (e)    Deferred Compensation Agreement dated March 7, 2000 between the Registrant and former CEO
  *10.27 (f)    2001 Management Incentive Plan for the CEO
  *10.30 (h)    Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its CEO
  *10.31 (h)    Form of Restricted Stock Agreement between the Registrant and certain senior officers
  *10.32 (i)    Supplemental Retirement Benefit dated June 4, 2002 between the
                Registrant and its CEO
  *10.33 (j)    Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
  *10.34 (j)    Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
  *10.35 (l)    Form of Incentive Stock Option Agreement (pursuant to the
                Registrant's Amended and Restated 1998 Stock Option/Restricted
                Stock Plan)
  *10.36 (l)    Form of Non-Qualified Option Agreement (pursuant to the
                Registrant's Amended and Restated 1998 Stock Option/Restricted
                Stock Plan)
  *10.37 (m)    Restricted Stock Agreement dated October 14, 2004 between the
                Registrant and its CEO
   12.1  **     Computation of Debt-To-Equity Ratio
   21.1  **     Subsidiaries of the Registrant
   23.1  **     Consent of Independent Registered Public Accounting Firm
   31.1  **     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer
   31.2  **     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer

   32.1  **     Section 1350 Certification of Chief Executive Officer
   32.2  **     Section 1350 Certification of Chief Financial Officer


Previously filed with the Securities and Exchange Commission as an exhibit to our:
--------------------------------------------------------------------------------
 (a) Registration Statement on Form S-1 (Registration No. 33-46662) filed May 28, 1992
 (b)  Form 10-K for the fiscal year ended July 31, 1996
 (c) Registration Statement on Form S-3 (Registration No. 333-56651) filed June 11, 1998
 (d)  Form 10-Q for the quarter ended January 31, 1999
 (e)  Form 10-Q for the quarter ended January 31, 2000
 (f)  Form 10-Q for the quarter ended April 30, 2001
 (g) Registration Statement on Form S-8 POS (Registration No. 333-50962) filed February 15, 2002
 (h)  Form 10-Q for the quarter ended April 30, 2002
 (i)  Form 10-K for the fiscal year ended July 31, 2002
 (j)  Form 10-Q for the quarter ended January 31, 2003
 (k)  Form 8-K dated April 19, 2004
 (l)  Form 10-K for the fiscal year ended July 31, 2004
 (m)  Form 10-Q for the quarter ended October 31, 2004

*  management contract or compensatory plan
** filed with this report

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FINANCIAL FEDERAL CORPORATION
                                  (Registrant)


                             By:  /s/ Paul R. Sinsheimer
                                  ----------------------------------------------
                                  Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

                                  October 7, 2005
                                  ---------------
                                  Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Lawrence B. Fisher                                           October 7, 2005
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ William C. MacMillen, Jr.                                    October 7, 2005
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Michael C. Palitz                                            October 7, 2005
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Thomas F. Robards                                            October 7, 2005
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Leopold Swergold                                             October 7, 2005
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ H. E. Timanus, Jr.                                           October 7, 2005
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Michael J. Zimmerman                                         October 7, 2005
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Steven F. Groth                                              October 7, 2005
-------------------------------------------------------          ---------------
Senior Vice President and Chief Financial Officer                Date
 (Principal Financial Officer)


/s/ David H. Hamm                                                October 7, 2005
-------------------------------------------------------          ---------------
Vice President, Controller and Treasurer                         Date
 (Principal Accounting Officer)