Form 10-Q
period 2005-10-31
FINANCIAL FEDERAL CORP
filed 2005-12-08
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the quarterly period ended October 31, 2005

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


The number of shares outstanding of the registrant's common stock as of December 1, 2005 was 17,579,616.


================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2005


                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
--------------------------------------------------------------------    --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets at October 31, 2005 (unaudited)
         and July 31, 2005 (audited)                                      3

         Consolidated Income Statements for the three months ended
            October 31, 2005 and 2004 (unaudited)                         4

         Consolidated Statements of Changes in Stockholders' Equity
            for the three months ended October 31, 2005 and 2004
            (unaudited)                                                   5

         Consolidated Statements of Cash Flows for the three months
            ended October 31, 2005 and 2004 (unaudited)                   6

         Notes to Consolidated Financial Statements (unaudited)           7-12

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    13-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      21

Item 4.  Controls and Procedures                                         21


Part II - Other Information
--------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 5.  Other Information                                               21

Item 6.  Exhibits                                                        21

Signatures                                                               22

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


==================================================================================================
                                                               October 31, 2005*     July 31, 2005
==================================================================================================
ASSETS
Finance receivables                                                   $1,742,744        $1,666,079
Allowance for credit losses                                              (24,188)          (24,225)
--------------------------------------------------------------------------------------------------

     Finance receivables - net                                         1,718,556         1,641,854
Cash                                                                       8,807             8,456
Other assets                                                              11,176            11,535
--------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                $1,738,539        $1,661,845
==================================================================================================
LIABILITIES
Debt:
     Long-term ($6,400 at October 31, 2005 and $6,300 at
        July 31, 2005 due to related parties)                         $1,040,600        $  979,700
     Short-term                                                          278,100           280,000
Accrued interest, taxes and other liabilities                             66,739            60,031
--------------------------------------------------------------------------------------------------
     Total liabilities                                                 1,385,439         1,319,731
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                       --                --
Common stock - $.50 par value, authorized 100,000 shares,
     shares issued and outstanding (net of 1,696 treasury
     shares): 17,550 at October 31, 2005 and 17,487 at
     July 31, 2005                                                         8,775             8,743
Additional paid-in capital                                               111,690           109,226
Retained earnings                                                        232,635           224,145
--------------------------------------------------------------------------------------------------
     Total stockholders' equity                                          353,100           342,114
--------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,738,539        $1,661,845
==================================================================================================

        *  Unaudited

        See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

===================================================================================================
Three Months Ended October 31,                                              2005               2004
===================================================================================================
Finance income                                                           $36,553            $29,892
Interest expense                                                          14,246              9,296
---------------------------------------------------------------------------------------------------

   Net finance income before provision for credit
      losses on finance receivables                                       22,307             20,596

Provision for credit losses on finance receivables                            --                950
---------------------------------------------------------------------------------------------------

   Net finance income                                                     22,307             19,646

Salaries and other expenses                                                5,498              5,681
---------------------------------------------------------------------------------------------------

   Income before provision for income taxes                               16,809             13,965

Provision for income taxes                                                 6,564              5,405
---------------------------------------------------------------------------------------------------
          NET INCOME                                                     $10,245            $ 8,560
===================================================================================================

EARNINGS PER COMMON SHARE:
          Diluted                                                        $  0.59            $  0.50
===================================================================================================
          Basic                                                          $  0.60            $  0.51
===================================================================================================

        *  Unaudited

        See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

======================================================================================================
                                  Shares of                 Additional                           Total
                                     Common      Common        Paid-In      Retained     Stockholders'
                                      Stock       Stock        Capital      Earnings            Equity
======================================================================================================
BALANCE - JULY 31, 2004              17,269      $8,634       $101,920      $193,336          $303,890
   Repurchases of common stock
     (retired)                          (13)         (6)          (237)         (245)             (488)
   Employee stock plans:
      Shares issued                     118          59          2,281            --             2,340
      Compensation recognized            --          --            665            --               665
      Tax benefits                       --          --            325            --               325
   Net income                            --          --             --         8,560             8,560
------------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2004           17,374      $8,687       $104,954      $201,651          $315,292
======================================================================================================

======================================================================================================
                                  Shares of                 Additional                           Total
                                     Common      Common        Paid-In      Retained     Stockholders'
                                      Stock       Stock        Capital      Earnings            Equity
======================================================================================================
BALANCE - JULY 31, 2005              17,487      $8,743       $109,226      $224,145          $342,114
   Employee stock plans:
      Shares issued                      63          32            982            --             1,014
      Compensation recognized            --          --          1,368            --             1,368
      Excess tax benefits                --          --            114            --               114
   Common stock cash dividends           --          --             --        (1,755)           (1,755)
   Net income                            --          --             --        10,245            10,245
------------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2005           17,550      $8,775       $111,690      $232,635          $353,100
======================================================================================================

        *  Unaudited

        See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

===================================================================================================
Three Months Ended October 31,                                              2005               2004
===================================================================================================
Cash flows from operating activities:
     Net income                                                        $  10,245          $   8,560
     Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred origination costs and fees                3,748              3,910
        Stock-based compensation                                           1,368                665
        Provision for credit losses on finance receivables                    --                950
        Depreciation and amortization                                        194                197
        Decrease in other assets                                             165              8,275
        Increase in accrued interest, taxes and other liabilities          5,722              5,420
        Tax benefits from stock plans                                         --                325
        Excess tax benefits from stock-based awards                         (114)                --
---------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                  21,328             28,302
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Finance receivables originated                                     (323,345)          (218,299)
     Finance receivables collected                                       242,895            185,138
---------------------------------------------------------------------------------------------------
               Net cash used in investing activities                     (80,450)           (33,161)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Asset securitization borrowings                                     100,000                 --
     Commercial paper, net increase                                       34,100              2,465
     Bank borrowings, net (decrease) increase                           (116,500)             4,140
     Proceeds from term notes                                             50,000                 --
     Repayment of term notes                                              (7,500)                --
     Proceeds from stock option exercises                                  1,014              1,852
     Excess tax benefits from stock-based awards                             114                 --
     Common stock cash dividends                                          (1,755)                --
---------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                  59,473              8,457
---------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                         351              3,598

Cash - beginning of period                                                 8,456              6,981
---------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                   $   8,807          $  10,579
===================================================================================================

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

Basis of Presentation

         We prepared the accompanying unaudited Consolidated Financial Statements according to the Securities and Exchange Commission's rules and regulations. These rules and regulations permit condensing or omitting certain information and note disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America (GAAP). The July 31, 2005 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. However, we believe the disclosures are sufficient to make the information presented not misleading. These Consolidated Financial Statements and accompanying notes should be read with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

         We believe the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three months ended October 31, 2005 may not be indicative of full year results.

Use of Estimates

         We are required to make significant estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets, residual values and stock-based compensation. Actual results could differ significantly from those estimates.

Stock-Based Compensation Expense

         On August 1, 2005, we started recording compensation expense for stock options as required by Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R") and according to the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 using SFAS No. 123R's modified prospective method. This method requires us to record compensation expense for options unvested at August 1, 2005 and for options subsequently granted or modified. Prior periods will not be restated. Compensation expense is based on the grant date fair value of options calculated with an option-pricing model and is recognized over the vesting period. We are using the Black-Scholes option pricing model.

         Before August 1, 2005, we applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. Under APB No. 25, we did not record compensation expense for our stock options.

         Compensation expense for options unvested at August 1, 2005 is based on the grant date fair value calculated under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and will be recognized using the graded-vesting (accelerated) attribution method (the method used for SFAS No. 123 pro forma disclosure). Compensation expense for options granted after to July 31, 2005 will be recognized using the straight-line attribution method. Compensation expense is only recorded for options expected to vest. Therefore, we are required to estimate the number of options that will be forfeited and revise our estimate based on actual forfeitures.

         For the three months ended October 31, 2005, salaries and other expenses includes $200 of compensation expense for options recognized under SFAS No. 123R resulting in a tax benefit of $30. Compensation expense for options required to be capitalized under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91"), and included in finance receivables was $300 for the three months ended October 31, 2005. Recording compensation expense for options under SFAS No. 123R reduced basic and diluted earnings per share by $0.01. The $30 tax benefit only applied to compensation expense from non-qualified options. Tax benefits cannot be recorded on compensation expense from incentive stock options unless shares acquired on exercise of incentive stock options are sold by the employee within one year of exercise.

         SFAS No. 123R did not change how we determine or recognize compensation expense for restricted stock and stock units. Compensation expense is based on the market value of our common stock on the date of the award and is recognized over the vesting period using the straight-line method or the graded-vesting method for awards with a performance condition. For the three months ended October 31, 2005 and 2004, salaries and other expenses includes $500 and $370, respectively, of compensation expense for restricted stock and stock units resulting in tax benefits of $190 and $140. Compensation expense for restricted stock and stock units required to be capitalized under SFAS No. 91 was $380 and $300 for the three months ended October 31, 2005 and 2004, respectively.

         The effect on net income and earnings per share had we recorded compensation expense for options under SFAS No. 123 for the three months ended October 31, 2004 follow:

         ======================================================================
         Net income, as reported                                         $8,560
         Add: Compensation expense recorded for stock awards
              (after-tax)                                                   230
         Deduct: Total stock-based compensation expense determined
                 under fair value based method for all awards
                 (after-tax)                                               (762)
         ----------------------------------------------------------------------
                 Pro forma net income                                    $8,028
         ======================================================================
         Diluted earnings per common share:
                 As reported                                             $ 0.50
                 Pro forma                                                 0.47
         ======================================================================
         Basic earnings per common share:
                 As reported                                              $0.51
                 Pro forma                                                 0.48
         ======================================================================


NOTE 2 - FINANCE RECEIVABLES

         Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

         ====================================================================
                                                   October 31,       July 31,
                                                          2005           2005
         ====================================================================
         Loans:
            Fixed rate                              $1,458,876     $1,386,094
            Floating rate                              109,921        104,999
         --------------------------------------------------------------------
               Total loans                           1,568,797      1,491,093
         Direct financing leases *                     173,947        174,986
         --------------------------------------------------------------------
                  Finance receivables               $1,742,744     $1,666,079
         ====================================================================
         * includes residual values of $36,800 at October 31, 2005 and 37,400 at July 31, 2005

         The allowance for credit losses activity is summarized below:

         ====================================================================
         Three Months Ended October 31,                   2005           2004
         ====================================================================
         Beginning balance                             $24,225        $24,081
            Provision                                       --            950
            Write-downs                                   (852)        (1,532)
            Recoveries                                     815            746
         --------------------------------------------------------------------
         Ending balance                                $24,188        $24,245
         ====================================================================
         Percentage of finance receivables                1.39%          1.63%
         ====================================================================
         Net charge-offs *                             $    37        $   786
         ====================================================================
         Loss ratio **                                    0.01%          0.21%
         ====================================================================
         *  write-downs less recoveries
         ** net charge-offs over average finance receivables, annualized

         Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

         ====================================================================
                                                   October 31,       July 31,
                                                          2005           2005
         ====================================================================
         Finance receivables classified
            as non-accrual                            $  9,992        $23,656
         Assets received to satisfy finance
            receivables                                  1,831          1,674
         --------------------------------------------------------------------
                  Non-performing assets               $ 11,823        $25,330
         ====================================================================

         The allowance for credit losses included $300 at October 31, 2005 and $800 at July 31, 2005 specifically allocated to $1,400 and $6,700, respectively, of impaired finance receivables.

         We also provide commitments to extend credit. These commitments contain off-balance sheet risk. We use the same credit policies and procedures in providing these commitments as we do for finance receivables. At October 31, 2005 and July 31, 2005, the unused portion of these commitments was $20,900 and $15,100, respectively.


NOTE 3 - DEBT

         Debt is summarized below:

         ====================================================================
                                                   October 31,       July 31,
                                                          2005           2005
         ====================================================================
         Fixed rate term notes:
            5.00% due 2010                          $  250,000     $  200,000
            5.92% due 2006 - 2007                       35,000         42,500
            6.23% - 6.98% due 2006 - 2008               61,250         61,250
         --------------------------------------------------------------------
               Total fixed rate term notes             346,250        303,750
         Fixed rate term notes swapped to
            floating rates due 2008 - 2010             143,250        143,250
         Floating rate term note due 2007               10,000         10,000
         2.0% convertible debentures due 2034          175,000        175,000
         --------------------------------------------------------------------
                  Total term debt                      674,500        632,000
         Asset securitization financings               425,000        325,000
         Bank borrowings                                96,500        213,000
         Commercial paper                              128,100         94,000
         --------------------------------------------------------------------
                     Total principal                 1,324,100      1,264,000
         Fair value adjustment of hedged debt           (5,400)        (4,300)
         --------------------------------------------------------------------
                        Total debt                  $1,318,700     $1,259,700
         ====================================================================

Term Notes

         In August 2005, we received $50,000 of five-year, 5.0% fixed rate term notes issued in May 2005. Interest is payable semi-annually. The notes are due at maturity in August 2010. Prepayment of the notes is subject to a premium based on a yield maintenance formula.

Convertible Debentures

         The convertible debentures were originally convertible into 3,969,000 shares of common stock at the conversion price of $44.10 per share resulting in an initial conversion rate of 22.6778 shares per $1 (one thousand) of principal. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. We will pay any value over principal with shares of common stock. This eliminated the 3,969,000 shares of common stock originally issuable upon conversion. At October 31, 2005, no event occurred that would have allowed for conversion of the debentures.

         In October 2005, the conversion rate increased for the fourth time because we paid cash dividends. At October 31, 2005, the conversion rate was 22.92, the conversion price was $43.63 and we would have to deliver the value of 4,011,000 shares upon conversion of all the debentures. Future cash dividends will cause further adjustments.

Asset Securitization Financings

         In August 2005, our asset securitization facility was increased $100,000 to $425,000 and we borrowed the additional amount. The facility provides for committed revolving financing for one year. If the facility is not renewed before its current April 28, 2006 expiration, we can convert borrowings outstanding into term debt. Finance receivables include $493,000 and $381,000 of securitized receivables at October 31, 2005 and July 31, 2005, respectively. At October 31, 2005, we could securitize an additional $200,000 of finance receivables. Borrowings are limited to 94% of securitized receivables.

Bank Borrowings

         We have $430,000 of committed unsecured revolving credit facilities with several banks expiring as follows; $222,500 in one year and $207,500 between December 2009 and September 2010.

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

         Long-term debt comprised the following:

         ====================================================================
                                                   October 31,       July 31,
                                                          2005           2005
         ====================================================================
         Term notes                                 $  434,100       $410,200
         Asset securitization financings               224,000        162,000
         Convertible debentures                        175,000        175,000
         Bank borrowings and commercial paper
            supported by bank credit facilities
            expiring after one year                    207,500        182,500
         Bank borrowings refinanced with term
            notes in August 2005                            --         50,000
         --------------------------------------------------------------------
                  Total long-term debt              $1,040,600       $979,700
         ====================================================================


NOTE 4 - DERIVATIVES

         At October 31, 2005 and July 31, 2005, the notional amount of interest rate swaps was $143,250. We designated the swaps as fair value hedges of fixed rate term notes. We receive fixed rates equal to the rates of the hedged notes and pay floating rates indexed to six-month LIBOR on the swaps' notional amounts. We record the differences between the amounts we receive and pay as adjustments to interest expense. The swaps expire on the notes' maturity dates. The fair value of the swaps was a liability of $5,400 at October 31, 2005 and $4,300 at July 31, 2005. The weighted average rates we receive and pay on the swaps were 4.88% and 5.82%, respectively, at October 31, 2005, and 4.88% and 5.02%, respectively, at July 31, 2005.

NOTE 5 - STOCKHOLDERS' EQUITY

         At October 31, 2005, $18,300 was available for future repurchases under our repurchase program. In October 2005, we paid a quarterly cash dividend of $0.10 per share of common stock.


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

         Options granted through the first half of fiscal 2005 typically were incentive stock options with a six-year term vesting 25% after two, three, four and five years. In the second half of fiscal 2005, we granted 95,000 non-qualified options with a four-year term vesting 33 1/3% on July 31, 2005, 2006 and 2007. We made these changes to reduce the fair value calculated for these options and the after-tax expense to be recorded under SFAS No. 123R.
At October 31, 2005, 510,000 shares of common stock were available for future grants of stock options and shares of restricted stock under the 1998 Plan.

         The Management Incentive Plan ("MIP") for our Chief Executive Officer ("CEO") was approved by stockholders in fiscal 2002. Under the MIP, the CEO can be awarded shares of restricted stock and a cash or stock bonus if certain predetermined performance goals are achieved. The MIP provides for 500,000 shares of restricted stock to be awarded with a 100,000 annual limit. In September 2005, the CEO received 18,000 shares of restricted stock under the MIP as a bonus for fiscal 2005. The shares vest annually over their four-year life. At October 31, 2005, 358,000 shares of restricted stock were available for future awards and 79,000 shares of the CEO's restricted stock were unvested. In November 2005, we awarded 27,500 shares of restricted stock to the CEO under the MIP as a bonus for fiscal 2006 subject to certain performance conditions. Any shares received will vest annually over their four-year life.

         We established a Supplemental Retirement Benefit ("SERP") for our CEO in fiscal 2002. We granted 100,000 stock units (representing an equivalent number of shares of common stock) vesting evenly over eight years. Subject to forfeiture, the CEO will receive shares of common stock equal to the number of stock units vested when the CEO's employment terminates. At October 31, 2005, 62,500 units were unvested. The grant-date fair value of these units was $33.65.

         The restricted stock agreements and the SERP provide for all unvested shares to vest immediately when certain events occur including the sale of the Company, the officer's death or disability and qualifying employment terminations. Unvested shares are also subject to forfeiture.

         Stock options, shares of restricted stock and stock units are the only incentive compensation we provide and we believe these awards better align employees' interests with the interests of our stockholders. We issue new shares when options are exercised or restricted stock is granted and we do not have a policy of repurchasing shares.

         Stock option activity and related information for the three months ended October 31, 2005 is summarized below (options and intrinsic value in thousands):

         =====================================================================================
                                                                        Weighted-
                                                     Weighted-            Average
                                                       Average          Remaining
                                                      Exercise        Contractual    Intrinsic
                                          Options        Price    Term (in years)       Value*
         =====================================================================================
         Outstanding - August 1, 2005       1,204       $28.63
         Granted                                5        38.16
         Exercised                            (45)       22.63
         Canceled and expired                  --
         ----------------------------------------
         Outstanding - October 31, 2005     1,164       $28.90               3.10      $10,800
         =====================================================================================
         Exercisable - October 31, 2005       383       $25.64               2.25      $ 4,800
         =====================================================================================

         * the difference between the closing price of our common stock and the exercise prices of options multiplied by the number of options

         The fair value of the 5,000 non-qualified options granted in the three months ended October 31, 2005 was $6.90. The intrinsic value of options exercised in the three months ended October 31, 2005 was $743 or $16.47 per option.

         Restricted stock activity under the 1998 Plan and the MIP and related information for the three months ended October 31, 2005 are summarized below (shares in thousands):

         ===================================================================
                                                            Weighted-Average
                                                                  Grant-Date
                                            Shares                Fair Value
         ===================================================================
         Unvested - August 1, 2005             390                    $29.30
         Granted                                18                     39.80
         Vested                                 (2)                    37.00
         Forfeited                              --
         -----------------------------------------
         Unvested - October 31, 2005           406                    $29.72
         ===================================================================

         The intrinsic value of the 2,000 shares of restricted stock that vested in the three months ended October 31, 2005 was $77 or $38.44 per share.

         Future compensation expense for unvested awards outstanding and expected to vest at October 31, 2005 and the weighted-average period the expense will be recognized over (before deferral under SFAS No. 91) follows:

         ======================================================================
                                                               Weighted-Average
                                             Expense                      Years
         ======================================================================
         Restricted stock                    $10,500                       4.80
         Stock options                         2,500                       2.00
         Stock units                           1,800                       4.17
         -------------------------------------------
                  Total                      $14,800                       4.25
         ======================================================================


NOTE 7 - EARNINGS PER COMMON SHARE

         Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

         =======================================================================
         Three Months Ended October 31,                         2005        2004
         =======================================================================
         Net income                                          $10,245      $8,560
         =======================================================================
         Weighted average common shares outstanding
            (used for basic EPS)                              17,147      16,893
         Effect of dilutive securities:
            Stock options *                                      201         263
            Restricted stock and stock units                     130         114
         -----------------------------------------------------------------------
               Adjusted weighted average common shares
                  outstanding (used for diluted EPS)          17,478      17,270
         =======================================================================
         Earnings per common share:
            Diluted                                            $0.59       $0.50
         =======================================================================
            Basic                                              $0.60       $0.51
         =======================================================================
         * excludes 432 stock options and 18 shares of restricted stock in the three months ended October 31, 2005 that were antidilutive

         Our convertible debentures will not lower diluted EPS until the price of our common stock exceeds the adjusted conversion price of $43.63. In fiscal periods when the average price of our common stock exceeds $43.63, the number of shares of common stock needed to deliver the value of the debentures over principal would be included as shares outstanding in calculating diluted EPS. The closing price of our common stock was $38.18 on October 31, 2005.

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

         We have one line of business; lending money in the form of installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity is important. We borrow from banks and insurance companies and issue commercial paper to money market funds and other investors. At October 31, 2005, approximately 75% of our finance receivables were funded with debt.

         We earn interest income on our finance receivables and incur interest expense on our debt. We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the credit quality of our receivables and (iii) managing our interest rate risk. Interest rates on our finance receivables are 94% fixed and 6% floating, and interest rates on our debt are 39% fixed and 61% floating. Therefore, changes in market interest rates affect our profitability significantly. The credit quality of our finance receivables can also affect our profitability significantly. Credit quality can affect revenue, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring charge-offs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Accounting principles generally accepted in the United States require judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005 describes the significant accounting policies and methods used to prepare the Consolidated Financial Statements. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are described below.

         The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the customer, equipment vendors, manufacturers and the customer's owners or affiliates), collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.2 million (1.39% of finance receivables) at October 31, 2005 including $0.3 million specifically allocated to impaired receivables.

         The allowance includes amounts specifically allocated to impaired receivables and a general amount providing for losses inherent in the remainder of finance receivables. In evaluating the net realizable value of impaired receivables, we may record a write-down or establish a specific allowance based on the probability of loss. We record write-downs based on the fair value of the collateral. We establish specific allowances when collecting all amounts due is not fully supported solely by the value of the primary collateral depending on the level and type of other items supporting collectibility. The general allowance is determined by a quarterly analysis of historical charge-offs for the prior two years (comparable with the average life of our receivables) used to develop percentage loss ranges to apply to receivables based on their assigned risk profile. Risk profiles are assigned to receivables based on industry and past due status. We adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors. Although our method is designed to calculate probable losses, because significance estimates are used, the calculated range of losses, as may be adjusted, may differ significantly from actual losses.

         We record impaired finance receivables at their current estimated net realizable value (if less than their carrying amount). We record assets received to satisfy receivables at their current estimated fair value less selling costs (if less than their carrying amount). We estimate these values based on our evaluation of the expected cash flows and market value and condition of the collateral or assets. We evaluate market value by analyzing recent sales of similar equipment and used equipment publications, using our market knowledge and making inquiries of equipment vendors. Unexpected adverse changes in or incorrect conclusions on expected cash flows, market value or condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Impaired finance receivables and assets received to satisfy receivables totaled $11.8 million (0.7% of finance receivables) at October 31, 2005.

         We record residual values on direct financing leases at the lowest of
(i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in equipment values. This would lower net income. Residual values were $36.8 million (2.1% of finance receivables) at October 31, 2005. Historically, we have realized the recorded residual value on disposition.

         We record compensation expense for stock options under SFAS No. 123R using the Black-Scholes option pricing model. This model requires estimates of expected volatility of the price of our common stock, the expected life of the option and the expected dividend rate. Estimating volatility, expected life and dividend rate requires significant judgment and our estimates were based on historical experience. Also, SFAS No. 123R requires us to estimate stock options expected to vest (also based on historical experience). If actual results differ significantly from these estimates, compensation expense for options and our results of operations could be impacted materially.


RESULTS OF OPERATIONS

Comparison of three months ended October 31, 2005 to three months ended October 31, 2004

         =============================================================================
                                            Three Months Ended
                                                   October 31,
         ($ in millions, except per         ------------------
         share amounts)                      2005         2004     $ Change   % Change
         =============================================================================
         Finance income                     $36.6        $29.9       $  6.7         22%
         Interest expense                    14.3          9.3          5.0         53
         Net finance income before
            provision for credit losses      22.3         20.6          1.7          8
         Provision for credit losses           --          1.0         (1.0)      (100)
         Salaries and other expenses          5.5          5.7         (0.2)        (3)
         Provision for income taxes           6.6          5.3          1.3         21
         Net income                          10.2          8.6          1.6         20

         Diluted earnings per share          0.59         0.50         0.09         18
         Basic earnings per share            0.60         0.51         0.09         18
         =============================================================================

         Net income increased by 20% to $10.2 million in the first quarter of fiscal 2006 from $8.6 million in the first quarter of fiscal 2005. The increase resulted from receivables growth and the effects of significantly fewer non-performing assets, partially offset by the effects of significantly higher short-term market interest rates.

         Finance income increased by 22% to $36.6 million in the first quarter of fiscal 2006 from $29.9 million in the first quarter of fiscal 2005. The increase resulted from the 15% increase in average finance receivables ($228.0 million) to $1.70 billion in the first quarter of fiscal 2006 from $1.48 billion in the first quarter of fiscal 2005 and, to a lesser extent, the higher net yield on finance receivables. Higher market interest rates, lower non-accrual receivables and an increase in non-interest finance income raised the net yield on finance receivables to 8.51% in the first quarter of fiscal 2006 from 8.04% in the first quarter of fiscal 2005.

         Interest expense (incurred on borrowings used to fund finance receivables) increased by 53% to $14.3 million in the first quarter of fiscal 2006 from $9.3 million in the first quarter of fiscal 2005. The increase resulted from higher average short-term market interest rates and the 16% ($182.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower average rate on our fixed rate term debt and better credit spreads, raised our weighted average cost of funds to 4.39% in the first quarter of fiscal 2006 from 3.34% in the first quarter of fiscal 2005.

         Net finance income before provision for credit losses on finance receivables increased by 8% to $22.3 million in the first quarter of fiscal 2006 from $20.6 million in the first quarter of fiscal 2005. Net interest margin (net finance income before provision for credit losses expressed as an annual percentage of average finance receivables outstanding) decreased to 5.19% in the first quarter of fiscal 2006 from 5.54% in the first quarter of fiscal 2005 because of the significant increase in short-term market interest rates.

         We did not record a provision for credit losses on finance receivables in the first quarter of fiscal 2006. The provision was $1.0 million in the first quarter of fiscal 2005. The provision for credit losses is the amount needed to change the allowance for credit losses to the appropriate estimated level. Based on the low amount of net charge-offs and current and expected asset quality, we did not need to record a provision to increase the allowance. Net charge-offs (write-downs of finance receivables less recoveries) decreased to less than $0.1 million in the first quarter of fiscal 2006 from $0.8 million in the first quarter of fiscal 2005. The loss ratio (net charge-offs expressed as an annual percentage of average finance receivables) decreased to 0.01% in the first quarter of fiscal 2006 from 0.21% in the first quarter of fiscal 2005. Net charge-offs decreased because of significantly fewer non-accrual receivables and improved equipment values.

         Salaries and other expenses decreased by 3% to $5.5 million in the first quarter of fiscal 2006 from $5.7 million in the first quarter of fiscal 2005. The decrease resulted from cost savings created by significantly fewer non-performing assets and the decrease in Sarbanes-Oxley compliance costs, partially offset by increased salary expense. Salary expense increased because
(i) we were required to record compensation expense for stock options starting in the first quarter of fiscal 2006 (ii) salary increases and (iii) an increase in the number of employees. Salary expense includes $0.2 million of compensation expense for options recognized under SFAS No. 123R. The expense ratio (salaries and other expenses expressed as an annual percentage of average finance receivables) improved to 1.28% in the first quarter of fiscal 2006 from 1.53% in the first quarter of fiscal 2005 because of the increase in receivables and the decrease in expenses. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 24.6% in the first quarter of fiscal 2006 from 27.6% in the first quarter of fiscal 2005 because of the increase in net interest margin and the decrease in expenses.

         Diluted earnings per share increased by 18% to $0.59 per share in the first quarter of fiscal 2006 from $0.50 per share in the first quarter of fiscal 2005, and basic earnings per share increased by 18% to $0.60 per share in the first quarter of fiscal 2006 from $0.51 per share in the first quarter of fiscal 2005.

         Recording compensation expense for stock options under SFAS No. 123R in the first quarter of fiscal 2006 reduced net income by $0.2 million and reduced basic and diluted earnings per share by $0.01.


FINANCE RECEIVABLES AND ASSET QUALITY

         We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future charge-offs and non-performing assets.

         ===================================================================================
                                          October 31,      July 31,
         ($ in millions)                        2005*         2005*     $ Change    % Change
         ===================================================================================
         Finance receivables                 $1,742.7      $1,666.1       $ 76.6           5%
         Allowance for credit losses             24.2          24.2           --          --
         Net charge-offs **                       0.0           0.2         (0.1)        (76)
         Non-performing assets                   11.8          25.3        (13.5)        (53)
         Delinquent finance receivables           8.0          10.2         (2.2)        (22)

         As a percentage of receivables:
         -------------------------------
         Allowance for credit losses             1.39%         1.45%
         Net charge-offs (annualized)            0.01          0.04
         Non-performing assets                   0.68          1.52
         Delinquent finance receivables          0.46          0.61
         ===================================================================================

         *  as of and for the quarter ended
         ** net charge-offs were $37,000 in the first quarter of fiscal 2006

         Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Finance receivables increased by 5% ($77 million) to $1.74 billion at October 31, 2005 from $1.67 billion at July 31, 2005. At October 31, 2005, loans were 90% ($1.57 billion) of finance receivables and leases were 10% ($174 million).

         Finance receivables originated in the first quarter of fiscal 2006 and 2005 were $323 million and $218 million, respectively. Originations increased because of greater demand for domestic equipment financing. Finance receivables collected in the first quarter of fiscal 2006 and 2005 were $243 million and $185 million, respectively. Collections increased because of higher average receivables and increased prepayments.

         Our primary focus is the credit quality of our receivables. We manage our credit risk by using disciplined and proven underwriting policies and procedures, by monitoring our receivables closely and by handling non-performing accounts effectively. Our underwriting policies and procedures require a first lien on equipment financed. We focus on financing equipment with an economic life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with this equipment can mitigate potential charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advance payments or hold back a portion of the amount financed. We do not finance or lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

         Our underwriting policies limit our credit exposure with any single customer. At October 31, 2005, this limit was $31.0 million. Our ten largest customers accounted for $81.0 million (4.7%) of total finance receivables at October 31, 2005.

         The allowance for credit losses was $24.2 million at October 31, 2005 and July 31, 2005. The allowance level declined to 1.39% of finance receivables at October 31, 2005 from 1.45% at July 31, 2005, because of lower credit losses and continued favorable asset quality. We determine the allowance quarterly based on an analysis of historical losses and the past due status of receivables at the end of the quarter as adjusted for expected recoveries and differences between current and historical loss trends and other factors. During fiscal 2005, we adjusted the allowance higher because we expected higher oil prices would adversely affect our receivables and the economy. At October 31, 2005, we discontinued this adjustment because (i) high oil prices have not meaningfully affected asset quality and have not significantly impacted the economy (ii) oil prices have declined recently and (iii) high oil prices existed during part of the historical loss period used to determine the allowance. The allowance level may decline further if our asset quality statistics remain favorable.

         Net charge-offs of finance receivables (write-downs less recoveries) were $37,000 in the first quarter of fiscal 2005 and $0.2 million in the fourth quarter of fiscal 2005 and the loss ratios were 0.01% and 0.04%. Net charge-offs have been decreasing because of fewer non-performing assets and improved equipment values.

         The net investment in non-performing assets, comprise non-accrual (impaired) finance receivables and repossessed equipment (assets received to satisfy receivables), and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

         ==================================================================================
                                                  October 31,      July 31,     October 31,
                                                         2005          2005            2004
         ==================================================================================
         Non-accrual finance receivables*               $10.0         $23.6           $27.1
         Repossessed equipment                            1.8           1.7             1.3
         ----------------------------------------------------------------------------------
              Total non-performing assets               $11.8         $25.3           $28.4
         ==================================================================================
         Delinquent finance receivables                 $ 8.0         $10.2           $14.2
         ==================================================================================
         Percentage of non-accrual receivables
             not delinquent                                46%           65%             63%
         ==================================================================================

         * before specifically allocated allowance of $0.3 million at October 31, 2005, $0.8 million at July 31, 2005 and $0.6 million at October 31, 2004

         Our asset quality statistics stayed at favorable levels during the quarter. Net charge-offs, non-accrual receivables, repossessed equipment and delinquencies were far below expected levels. Therefore, we do not expect further improvement in these measures and reasonable increases would not necessarily indicate the start of a negative trend. Non-accrual receivables decreased because we removed the non-accrual classification from several large receivables we no longer consider impaired. We believe we will collect the full amount of principal and interest due on these receivables based on payment performance and collateral coverage.

         Although we expect our asset quality statistics to stay at favorable levels, the high price of oil and higher market interest rates could adversely affect our statistics. Gasoline and interest are significant costs for most of our customers and higher than normal increases in these costs could impact significantly their operating cash flows and their ability to remit payments. Increases in these costs can also adversely affect the economy. In addition, several customers owe us over $5.0 million. If any of these receivables become delinquent, impaired or repossessed, our asset quality statistics could worsen even though the overall trend may remain positive. Hurricane related losses in the first quarter of fiscal 2006 were not significant and we do not expect future hurricane related losses to be significant.


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

         At October 31, 2005, we had $205.0 million available under our bank credit facilities (net of commercial paper outstanding). Our asset securitization facility can be increased by $188.0 million and we can issue more term debt. We believe, but cannot assure, sufficient liquidity is available to support our future operations and growth.

         Our term debt is rated 'BBB+' by Fitch Ratings, Inc. ("Fitch, a Nationally Recognized Statistical Ratings Organization) and commercial paper issued by our major operating subsidiary ($116.0 million at October 31, 2005) is rated 'F2' by Fitch. In August 2005, Fitch affirmed its investment grade ratings on our debt and maintained its stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

         Our major operating subsidiary's debt agreements have restrictive covenants including limits on indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause.

         Total debt increased by 5% ($59.0 million) to $1.32 billion at October 31, 2005 from $1.26 billion at July 31, 2005 and stockholders' equity increased by 3% ($11.0 million) to $353.1 million at October 31, 2005 from $342.1 million at July 31, 2005. Leverage (debt-to-equity ratio) remained at a low 3.7 allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5.

         Debt comprised the following ($ in millions):

         ======================================================================================
                                                       October 31, 2005           July 31, 2005
                                                    -------------------     -------------------
                                                      Amount    Percent       Amount    Percent
         ======================================================================================
         Term notes                                 $  499.5         38%    $  457.0         36%
         Asset securitization financings               425.0         32        325.0         26
         Convertible debentures                        175.0         13        175.0         14
         Borrowings under bank credit facilities        96.5          7        213.0         17
         Commercial paper                              128.1         10         94.0          7
         --------------------------------------------------------------------------------------
               Total principal                       1,324.1        100%     1,264.0        100%
         Fair value adjustment of hedged debt           (5.4)                   (4.3)
         --------------------------------------------------------------------------------------
                  Total debt                        $1,318.7                $1,259.7
         ======================================================================================

Term Notes

         In August 2005, we received $50 million of five-year, 5.0% fixed rate term notes issued in May 2005. Interest is payable semi-annually. The notes are due at maturity in August 2010. We also repaid $7.5 million of term notes at maturity.

         At October 31, 2005, the $499.5 million of term notes comprised $464.5 million of private placements and medium term notes issued to insurance companies and $35.0 million of bank term loans.

Asset Securitization Financings

         Our asset securitization facility was increased by $100.0 million to $425.0 million in August 2005. We used the proceeds to repay borrowings under bank credit facilities. We established the facility in July 2001. The facility expires in April 2006 subject to renewal. The facility limits borrowings to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. On expiration and nonrenewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly based on the amount of securitized receivables. Based on the contractual payments of the $493.0 million of securitized receivables at October 31, 2005, the term debt would be fully repaid by May 2008.

         The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($693.0 million at October 31, 2005). Therefore, we could securitize an additional $200.0 million of finance receivables at October 31, 2005. Borrowings are limited to 94% of securitized receivables.

Convertible Debentures

         The convertible debentures were convertible into 4.0 million shares (as adjusted) of common stock at the adjusted conversion price of $43.63 per share resulting in an adjusted conversion rate of 22.92 shares for each $1,000 of principal. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. We will pay any value over principal with shares of common stock. This eliminated the 4.0 million shares of common stock issuable upon conversion. At October 31, 2005, no event occurred that would have allowed for conversion of the debentures.

Bank Credit Facilities

         We have $430.0 million of committed unsecured revolving credit facilities from nine banks (a $35.0 million increase from July 31, 2005). This includes $222.5 million of facilities with original terms ranging from three to five years and $207.5 million of facilities with an original term of one year. These facilities are a dependable, low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility. These facilities may be renewed when they expire.

Commercial Paper

         We issue commercial paper direct and through a $350.0 million program. Commercial paper matures between 1 and 270 days. As a condition of our credit rating, our unused committed revolving bank credit facilities must exceed commercial paper outstanding. Therefore, at October 31, 2005, the combined amount of commercial paper and bank borrowings was limited to $430.0 million ($224.6 million was outstanding at October 31, 2005).


MARKET INTEREST RATE RISK AND SENSITIVITY

         We discuss how changes in market interest rates affect our profitability and our approach to managing interest rate risk in this section. Higher short-term market interest rates increased interest expense significantly in the first quarter of fiscal 2006 and reduced our net interest spread (the net yield of finance receivables less the weighted average cost of borrowed funds), an integral part of a finance company's profitability. We explain the reasons below.

         Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread (this is occurring currently) and decreases in short-term rates increase our net interest spread because floating rate debt (includes short-term debt) significantly exceeds floating rate finance receivables. Since 61% of our debt is floating rate and only 6% our finance receivables are floating rate, our cost of funds changes faster than the yield on our receivables. Our net interest spread is also affected when short-term and long-term rates do not similarly change. Long-term rates normally exceed short-term rates. When the difference between long and short-term rates narrows (resulting in a "flattening yield curve"), our net interest spread should decrease and when the difference widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. Potential mitigating factors are
(i) the rates we charge are also determined by the prime rate and equipment financing demand and (ii) issuing long-term debt at low rates.

         Our net interest spread is calculated below:

         ====================================================================
         Three Months Ended October 31,                     2005         2004
         ====================================================================
         Net yield of finance receivables                   8.51%        8.04%
         Weighted average cost of borrowed funds            4.39         3.34
         --------------------------------------------------------------------
                  Net interest spread                       4.12%        4.70%
         ====================================================================

         From the end of fiscal 2004, short-term market interest rates rose 3.0% (300 basis points) and the yield curve flattened significantly. These trends may continue. Rising short-term market interest rates and a flattening yield curve cause our cost of funds to increase faster and by a greater amount than the yield on our receivables reducing our net interest spread.

         Our earnings are subject to the risks of rising short-term interest rates and a flattening yield curve at October 31, 2005 because floating rate debt exceeded floating rate receivables by $693.0 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are repaid monthly over short periods of two to five years that have been accelerated by prepayments. At October 31, 2005, $604.0 million (37%) of fixed rate finance receivables are due in one year and the weighted average remaining life of fixed rate finance receivables is approximately twenty months. We do not match the maturities of our debt to our finance receivables.

         ==================================================================================
                                             Fixed Rate         Floating Rate
                                     ------------------      ----------------
         ($ in millions)               Amount   Percent      Amount   Percent         Total
         ----------------------------------------------------------------------------------
         Finance receivables         $1,632.8        94%     $109.9         6%     $1,742.7
         ==================================================================================
         Debt (principal)            $  521.2        39%     $802.9        61%     $1,324.1
         Stockholders' equity           353.1       100          --        --         353.1
         ----------------------------------------------------------------------------------
            Total debt and equity    $  874.3        52%     $802.9        48%     $1,677.2
         ==================================================================================

         Floating rate debt (asset securitization financings, floating rate swaps of fixed rate notes, bank borrowings, commercial paper and floating rate term note) at October 31, 2005 reprices (interest rate changes) as follows:
$622.8 million (78%) within one month, $65.4 million (8%) in two to three months and $114.7 million (14%) in four to seven months. Most of the floating rate swaps of fixed rate notes last repriced in October 2005. The repricing periods of floating rate debt follow (in millions):

         ====================================================================
                                              Balance     Repricing Frequency
         --------------------------------------------------------------------
         Asset securitization financings       $425.0     generally daily
         Floating rate swaps of fixed
            rate notes                          143.3     semi-annually
         Bank borrowings                         96.5     generally daily
         Commercial paper                       128.1     1 to 200 days
                                                          (22 day average)
         Floating rate term note                 10.0     monthly
         ====================================================================

         We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. At October 31, 2005, this hypothetical adverse change in rates would reduce quarterly net income by approximately $0.6 million based on scheduled repricings of floating rate debt and fixed rate debt maturing within one year and the expected effects on the yield of new receivables. We believe this is acceptable considering the lower cost of floating rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from this amount. In addition, other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

         We monitor and manage our exposure to changes in market interest rates through risk management procedures that include using certain derivative financial instruments and changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing and forecast debt. We do not speculate with or trade derivatives.

         At October 31, 2005, floating rate swaps of fixed rate notes totaled $143.3 million. We receive fixed rates equal to the rates on the hedged notes and pay floating rates indexed to six-month LIBOR (4.5% at October 31, 2005). The swaps increased interest expense by $0.1 million in the first quarter of fiscal 2005. The current weighted average pay rate (5.82%) exceeded the weighted average receive rate (4.88%) by 94 basis points (0.94%) at October 31, 2005. Information on the swaps at October 31, 2005 follows ($ in millions):

         ================================================================================
                                        Notional    Receive
         Issued          Expires          Amount       Rate    Pay Rate      Reprices
         ================================================================================
         April 2003      April 2010        $12.5       4.96%       5.59%     April 2006
         July 2003       April 2008         25.0       4.37        5.22      April 2006
         July 2003       June 2008          12.5       4.37        5.92      April 2006
         July 2003       June 2008          25.0       4.37        5.73      April 2006
         July 2003       June 2010          12.5       4.96        5.90      April 2006
         August 2003     April 2008         24.5       4.37        5.13      April 2006
         April 2004      August 2007        31.3       6.23        6.93      January 2006
         ================================================================================


NEW ACCOUNTING STANDARDS

         On August 1, 2005, we started recording compensation expense for stock options as required by Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R") and according to the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 using SFAS No. 123R's modified prospective method. This method requires us to record compensation expense for options unvested at August 1, 2005 and for options subsequently granted or modified. Prior periods will not be restated. Compensation expense is based on the grant date fair value of options calculated with an option-pricing model and is recognized over the vesting period. We are using the Black-Scholes option pricing model. Before August 1, 2005, we applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. Under APB No. 25, we did not record compensation expense for our stock options.

         Compensation expense for options unvested at August 1, 2005 is based on the grant date fair value calculated under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and will be recognized using the graded-vesting (accelerated) attribution method (the method used for SFAS No. 123 pro forma disclosure). Compensation expense for options granted after July 31, 2005 will be recognized using the straight-line attribution method. Compensation expense is only recorded for options expected to vest. Therefore, we are required to estimate the number of options that will be forfeited and revise our estimate based on actual forfeitures.

         For the first quarter of fiscal 2006, salaries and other expenses includes $0.2 million of compensation expense for options recognized under SFAS No. 123R resulting in a tax benefit of $30,000. Compensation expense for options required to be capitalized under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91"), and included in finance receivables was $0.3 million for the first quarter of fiscal 2006. Recording compensation expense for options under SFAS No. 123R reduced basic and diluted earnings per share by $0.01. The $30,000 tax benefit only applied to compensation expense from non-qualified options. Tax benefits cannot be recorded on compensation expense from incentive stock options unless shares acquired on exercise of incentive stock options are sold by the employee within one year of exercise.

         SFAS No. 123R did not change how we determine or recognize compensation expense for restricted stock and stock units. Compensation expense is based on the market value of our common stock on the date of the award and is recognized over the vesting period using the straight-line method or the graded-vesting method for awards with a performance condition. For the first quarter of fiscal 2006 and 2005, salaries and other expenses includes $0.5 million and $0.4 million, respectively, of compensation expense for restricted stock and stock units resulting in tax benefits of $0.2 million and $0.1 million. Compensation expense for restricted stock and stock units required to be capitalized under SFAS No. 91 was $0.4 million and $0.3 million for the first quarter of fiscal 2006 and 2005, respectively.


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


Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

         There were no changes in our internal control over financial reporting during the first quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II


Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         We did not make any purchases or unregistered sales of our common stock during the first quarter of fiscal 2006.

         We established our common stock repurchase program in August 1996 and expanded it to include repurchases of convertible debt. A total of $40.7 million was authorized for repurchases of common stock and convertible debt, and through October 31, 2005, we repurchased $15.2 million of common stock and $7.2 million of convertible debt.


Item 5.   OTHER INFORMATION

         On December 5, 2005, we issued a press release reporting our results for the quarter ended October 31, 2005. The press release is attached as Exhibit
99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.


Item 6.   EXHIBITS

Exhibit No.    Description of Exhibit
--------------------------------------------------------------------------------
10.38          Restricted Stock Agreement dated September 28, 2005 between the
               Registrant and its CEO
10.39          Restricted Stock Agreement dated November 2, 2005 between the
               Registrant and its CEO
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1           Section 1350 Certification of Chief Executive Officer
32.2           Section 1350 Certification of Chief Financial Officer
99.1           Press release dated December 5, 2005

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


December 8, 2005
----------------
(Date)