Form 10-Q
period 2006-01-31
FINANCIAL FEDERAL CORP
filed 2006-03-10
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the quarterly period ended January 31, 2006

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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one)

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [ ]   No [X]

The number of shares outstanding of the registrant's common stock as of March 1, 2006 was 27,078,830.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2006


                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
---------------------------------------------------------------------   --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets at January 31, 2006 (unaudited)
           and July 31, 2005 (audited)                                      3

         Consolidated Income Statements for the three and six months
           ended January 31, 2006 and 2005 (unaudited)                      4

         Consolidated Statements of Changes in Stockholders' Equity
           for the six months ended January 31, 2006 and 2005
           (unaudited)                                                      5

         Consolidated Statements of Cash Flows for the six months
           ended January 31, 2006 and 2005 (unaudited)                      6

         Notes to Consolidated Financial Statements (unaudited)             7-13

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       14-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        23

Item 4.  Controls and Procedures                                           23


Part II - Other Information
---------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       23

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 5.  Other Information                                                 24-25

Item 6.  Exhibits                                                          25

Signatures                                                                 26

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


===========================================================================================
                                                        January 31, 2006*     July 31, 2005
===========================================================================================
ASSETS
Finance receivables                                            $1,810,406        $1,666,079
Allowance for credit losses                                       (24,116)          (24,225)
-------------------------------------------------------------------------------------------
  Finance receivables - net                                     1,786,290         1,641,854
Cash                                                                7,869             8,456
Other assets                                                       10,080            11,535
-------------------------------------------------------------------------------------------
    TOTAL ASSETS                                               $1,804,239        $1,661,845
===========================================================================================

LIABILITIES
Debt:
  Long-term ($6,700 at January 31, 2006 and
   $6,300 at July 31, 2005 due to related parties)             $1,040,800        $  979,700
  Short-term                                                      328,500           280,000
Accrued interest, taxes and  other liabilities                     68,474            60,031
-------------------------------------------------------------------------------------------
     Total liabilities                                          1,437,774         1,319,731
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                --                --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 26,542 at January 31, 2006 and 26,231 at
   July 31, 2005                                                   13,271            13,116
Additional paid-in capital                                        116,647           109,226
Retained earnings                                                 236,183           219,772
Accumulated other comprehensive income                                364                --
-------------------------------------------------------------------------------------------
  Total stockholders' equity                                      366,465           342,114
-------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,804,239        $1,661,845
===========================================================================================

      * Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

==============================================================================================
                                                     Three Months Ended       Six Months Ended
                                                            January 31,            January 31,
                                                     -----------------------------------------
                                                        2006       2005        2006       2005
==============================================================================================
Finance income                                       $39,438    $31,064     $75,991    $60,956
Interest expense                                      16,045     10,458      30,291     19,754
----------------------------------------------------------------------------------------------

   Net finance income before provision for credit
     losses on finance receivables                    23,393     20,606      45,700     41,202

Provision for credit losses on finance receivables        --        300          --      1,250
----------------------------------------------------------------------------------------------

     Net finance income                               23,393     20,306      45,700     39,952

Salaries and other expenses                            5,761      5,201      11,259     10,882
----------------------------------------------------------------------------------------------

     Income before provision for income taxes         17,632     15,105      34,441     29,070

Provision for income taxes                             6,904      5,867      13,468     11,272
----------------------------------------------------------------------------------------------

          NET INCOME                                 $10,728    $ 9,238     $20,973    $17,798
==============================================================================================
EARNINGS PER COMMON SHARE:
          Diluted                                    $  0.41    $  0.35     $  0.80    $  0.68
==============================================================================================
          Basic                                      $  0.42    $  0.36     $  0.81    $  0.70
==============================================================================================

      * Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                -----------------      Paid-In    Retained  Comprehensive
                                Shares     Amount      Capital    Earnings         Income       Total
=====================================================================================================
BALANCE - JULY 31, 2004         25,903    $12,951     $101,920    $189,019           $ --    $303,890
  Net income                        --         --           --      17,798             --      17,798
  Repurchases of common stock
     (retired)                     (30)       (15)        (369)       (388)            --        (772)
  Employee stock plans:
     Shares issued                 256        128        3,346         (43)            --       3,431
     Compensation recognized        --         --        1,343          --             --       1,343
     Tax benefits                   --         --          596          --             --         596
  Common stock cash dividends       --         --           --      (1,741)            --      (1,741)
-----------------------------------------------------------------------------------------------------
BALANCE - JANUARY 31, 2005      26,129    $13,064     $106,836    $204,645           $ --    $324,545
=====================================================================================================

=====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                -----------------      Paid-In    Retained  Comprehensive
                                Shares     Amount      Capital    Earnings         Income       Total
=====================================================================================================
BALANCE - JULY 31, 2005         26,231    $13,116     $109,226    $219,772           $ --    $342,114
  Net income                        --         --           --      20,973             --      20,973
  Unrealized gain on cash
     flow hedge, net of tax         --         --           --          --            364         364
                                                                                             --------
  Comprehensive income                                                                         21,337
                                                                                             --------
  Employee stock plans:
     Shares issued                 315        157        3,793         (52)            --       3,898
     Compensation recognized        --         --        2,647          --             --       2,647
     Excess tax benefits            --         --          981          --             --         981
  Common stock cash dividends       --         --           --      (4,403)            --      (4,403)
  Cash paid for fractional
     shares                         (4)        (2)          --        (107)            --        (109)
-----------------------------------------------------------------------------------------------------
BALANCE - JANUARY 31, 2006      26,542    $13,271     $116,647    $236,183           $364    $366,465
=====================================================================================================

      * Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

==============================================================================================
Six Months Ended January 31,                                                  2006        2005
==============================================================================================
Cash flows from operating activities:
  Net income                                                              $ 20,973    $ 17,798
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred origination costs and fees                     7,402       7,887
     Stock-based compensation                                                2,647       1,343
     Provision for credit losses on finance receivables                         --       1,250
     Depreciation and amortization                                             436         395
     Decrease in other assets                                                1,619       8,240
     Increase (decrease) in accrued interest, taxes and other
       liabilities                                                           8,288      (3,543)
     Tax benefits from stock plans                                              --         596
     Excess tax benefits from stock-based awards                              (981)         --
----------------------------------------------------------------------------------------------
          Net cash provided by operating activities                         40,384      33,966
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                          (647,885)   (492,777)
  Finance receivables collected                                            496,047     410,588
----------------------------------------------------------------------------------------------
          Net cash used in investing activities                           (151,838)    (82,189)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Asset securitization borrowings                                          100,000      39,000
  Bank borrowings, net (decrease) increase                                 (29,000)     22,500
  Commercial paper, net increase                                            22,000       6,400
  Proceeds from term notes                                                  50,000          --
  Repayment of term notes                                                  (32,500)    (20,000)
  Proceeds from stock option exercises                                       3,898       2,709
  Excess tax benefits from stock-based awards                                  981          --
  Common stock cash dividends                                               (4,403)     (1,741)
  Cash paid for fractional shares of common stock                             (109)         --
  Repurchases of common stock                                                   --         (50)
----------------------------------------------------------------------------------------------
          Net cash provided by financing activities                        110,867      48,818
----------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                               (587)        595
Cash - beginning of period                                                   8,456       6,981
----------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                      $  7,869    $  7,576
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

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      Financial Federal Corporation and subsidiaries (the "Company") provide collateralized lending, financing and leasing services nationwide to middle-market businesses in the general construction, road and infrastructure construction and repair, road transportation and waste disposal industries. We lend against, finance and lease a wide range of new and used revenue-producing, essential-use equipment including cranes, earthmovers, personnel lifts, trailers and trucks.

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

      We believe the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three and six months ended January 31, 2006 may not be indicative of full year results.

      On January 31, 2006, we split our common stock 3-for-2 in the form of a stock dividend. Stockholders received one share for every two shares owned. The Board of Directors declared the stock split December 15, 2005 and the record date was January 5, 2006. We paid $109 in lieu of issuing fractional shares. All share and per share amounts (including stock options, restricted stock and stock units but excluding treasury stock) in the Consolidated Financial Statements and accompanying notes were restated to reflect the split. We did not split treasury stock.

Use of Estimates

      GAAP requires us to make significant estimates and assumptions affecting amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets, residual values and stock-based compensation. Actual results could differ significantly from these estimates.

Stock-Based Compensation Expense

      On August 1, 2005, we started recording compensation expense for stock options as required by Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R") and according to the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 using SFAS No. 123R's modified prospective method. This method requires us to record compensation expense for options unvested at August 1, 2005 and for options subsequently granted or modified. Prior periods will not be restated. Compensation expense is based on the grant date fair values of options calculated with the Black-Scholes option-pricing model and is recognized over the options' vesting periods.

      Before August 1, 2005, we applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. We did not record compensation expense for stock options under APB No. 25.

      Compensation expense for options unvested at August 1, 2005 is based on the grant date fair values of the options calculated under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and will be recognized using the graded-vesting (accelerated) attribution method (the method used for SFAS No. 123 pro forma disclosure). Compensation expense for options granted after July 31, 2005 will be recognized using the straight-line attribution method. Compensation expense is only recorded for options expected to vest. Therefore, we are required to estimate option forfeitures and to periodically review our estimate based on actual forfeitures and revise it cumulatively as necessary.

      For the three and six months ended January 31, 2006, salaries and other expenses include $200 and $400, respectively, of compensation expense for options recognized under SFAS No. 123R resulting in tax benefits of $30 and $60, respectively. Compensation expense for options capitalized under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") and included in finance receivables was $300 and $600 for the three and six months ended January 31, 2006, respectively. Compensation expense recorded for options reduced basic and diluted earnings per share for the six months ended January 31, 2006 by $0.02 and $0.01, respectively, but did not reduce basic or diluted earnings per share for the three months ended January 31, 2006. The tax benefits only applied to compensation expense from non-qualified options. Tax benefits can only be recorded on compensation expense from incentive stock options when employees sell shares acquired on exercise of incentive stock options within one year of the exercise.

      Compensation expense for shares of restricted stock and stock units is based on the market value of our common stock when awarded and is recognized over the vesting period using the straight-line method or the graded-vesting method for awards with a performance condition. SFAS No. 123R did not change how we determine or recognize expense for these awards. Salaries and other expenses include compensation expense recorded for shares of restricted stock and stock units of $440 and $380 for the three months ended January 31, 2006 and 2005, respectively, resulting in tax benefits of $170 and $140, respectively, and $940 and $750 for the six months ended January 31, 2006 and 2005, respectively, resulting in tax benefits of $360 and $280, respectively. Compensation expense for shares of restricted stock and stock units capitalized under SFAS No. 91 and included in finance receivables was $340 and $300 for the three months ended January 31, 2006 and 2005, respectively, and was $720 and $600 for the six months ended January 31, 2006 and 2005, respectively.

      The effect on net income and earnings per share had we recorded compensation expense for options in fiscal 2005 under SFAS No. 123 follow:

      =================================================================================
                                                 Three Months Ended    Six Months Ended
                                                   January 31, 2005    January 31, 2005
      =================================================================================
      Net income, as reported                                $9,238             $17,798
      Add: Compensation expense recorded for
        stock awards (after-tax)                                414                 821
      Deduct: Total stock-based compensation
        expense determined under fair value
        based method for all awards (after-tax)                (868)             (1,807)
      ---------------------------------------------------------------------------------
          Pro forma net income                               $8,784             $16,812
      =================================================================================
      Diluted earnings per common share:
          As reported                                        $ 0.35             $  0.68
          Pro forma                                            0.34                0.65
      =================================================================================
      Basic earnings per common share:
          As reported                                        $ 0.36             $  0.70
          Pro forma                                            0.34                0.66
      =================================================================================

NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      ======================================================================
                                          January 31, 2006     July 31, 2005
      ======================================================================
      Loans:
        Fixed rate                              $1,522,122        $1,386,094
        Floating rate                              115,324           104,999
      ----------------------------------------------------------------------
          Total loans                            1,637,446         1,491,093
      Direct financing leases *                    172,960           174,986
      ----------------------------------------------------------------------
            Finance receivables                 $1,810,406        $1,666,079
      ======================================================================
      * includes residual values of $38,000 at January 31, 2006 and $37,400 at July 31, 2005

      The allowance for credit losses activity is summarized below:

      =============================================================================
                                          Three Months Ended       Six Months Ended
                                                 January 31,            January 31,
                                          ----------------------------------------
                                             2006       2005        2006       2005
      =============================================================================
      Allowance - beginning of period     $24,188    $24,245     $24,225    $24,081
        Provision                              --        300          --      1,250
        Write-downs                        (1,003)    (1,552)     (1,855)    (3,084)
        Recoveries                            931      1,257       1,746      2,003
      -----------------------------------------------------------------------------
      Allowance - end of period           $24,116    $24,250     $24,116    $24,250
      =============================================================================
      Percentage of finance receivables      1.33%      1.58%       1.33%      1.58%
      =============================================================================
      Net charge-offs *                   $    72    $   295     $   109    $ 1,081
      =============================================================================
      Loss ratio **                          0.02%      0.08%       0.01%      0.14%
      =============================================================================

      *  write-downs less recoveries
      ** net charge-offs over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      ==========================================================================
                                              January 31, 2006     July 31, 2005
      ==========================================================================
      Finance receivables classified as
         non-accrual                                   $11,626           $23,656
      Assets received to satisfy finance
         receivables                                       653             1,674
      --------------------------------------------------------------------------
            Non-performing assets                      $12,279           $25,330
      ==========================================================================

      The allowance for credit losses included $400 at January 31, 2006 and $800 at July 31, 2005 specifically allocated to $1,700 and $6,700, respectively, of impaired finance receivables.

      We also provide commitments to extend credit. These commitments contain off-balance sheet risk and are subject to the same credit policies and procedures as finance receivables. At January 31, 2006 and July 31, 2005, the unused portion of these commitments was $27,600 and $15,100, respectively.

NOTE 3 - DEBT

      Debt is summarized below:

      =========================================================================
                                              January 31, 2006    July 31, 2005
      =========================================================================
      Fixed rate term notes:
        5.00% due 2010 - 2011                       $  250,000       $  200,000
        5.92% - 6.80% due 2006 - 2008                   71,250           78,750
        6.98% due 2006                                      --           25,000
      -------------------------------------------------------------------------
          Total fixed rate term notes                  321,250          303,750
      Fixed rate term notes swapped to
        floating rates due 2008 - 2010                 143,250          143,250
      Floating rate term note due 2007                  10,000           10,000
      2.0% convertible debentures due 2034             175,000          175,000
      -------------------------------------------------------------------------
          Total term debt                              649,500          632,000
      Asset securitization financings                  425,000          325,000
      Bank borrowings                                  184,000          213,000
      Commercial paper                                 116,000           94,000
      -------------------------------------------------------------------------
            Total principal                          1,374,500        1,264,000
      Fair value adjustment of hedged debt              (5,200)          (4,300)
      -------------------------------------------------------------------------
                Total debt                          $1,369,300       $1,259,700
      =========================================================================

Term Notes

      In May 2005, we issued $250,000 of five-year, 5.0% fixed rate term notes. We received $200,000 in May 2005 and $50,000 in August 2005. Interest is payable semi-annually. The notes are due at maturity in May and August 2010. Prepayment of the notes is subject to a premium based on a yield maintenance formula.

Convertible Debentures

      The convertible debentures were originally convertible into 5,954,000 shares of common stock at the conversion price of $29.40 per share resulting in an initial conversion rate of 34.0167 shares per $1 (one thousand) of principal. In December 2004, we irrevocably elected (under the existing terms of the debentures and without modifying the debentures) to pay the value of converted debentures, not exceeding the principal amount, in cash. This eliminated the 5,954,000 shares of common stock originally issuable upon conversion. We will pay any value over principal with shares of common stock. The number of shares needed to deliver the value of the debentures over their principal amount would equal the amount the price of our common stock on the conversion date exceeds the conversion price divided by the price of our common stock on the conversion date and multiplied by the number of convertible shares. Through January 31, 2006, no event allowing for the debentures to be converted has occurred.

      The conversion rate increases when we pay cash dividends. At January 31, 2006, the conversion rate was 34.50, the conversion price was $28.99 and we would have to deliver the value of 6,038,000 shares upon conversion of all the debentures. Future cash dividends will cause further adjustments.

Asset Securitization Financings

      In August 2005, our asset securitization facility was increased $100,000 to $425,000 and we borrowed the additional amount. The facility provides for committed revolving financing for one year. If the facility is not renewed before its current April 28, 2006 expiration, we can convert borrowings outstanding into term debt. Finance receivables include $481,000 and $381,000 of securitized receivables at January 31, 2006 and July 31, 2005, respectively. At January 31, 2006, we could securitize an additional $239,000 of finance receivables. Borrowings are limited to 94% of securitized receivables.

Bank Borrowings

      We have $450,000 of committed unsecured revolving credit facilities with several banks expiring as follows; $232,500 in one year and $217,500 between January and December 2010.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      =========================================================================
                                              January 31, 2006    July 31, 2005
      =========================================================================
      Term notes                                    $  434,300         $410,200
      Asset securitization financings                  214,000          162,000
      Convertible debentures                           175,000          175,000
      Bank borrowings and commercial paper
        supported by bank credit facilities
        expiring after one year                        217,500          182,500
      Bank borrowings refinanced with term
        notes                                               --           50,000
      -------------------------------------------------------------------------
          Total long-term debt                      $1,040,800         $979,700
      =========================================================================


NOTE 4 - DERIVATIVES

      In January 2006, we entered into a $100,000 interest rate lock expiring in March 2006. We designated the rate lock as a cash flow hedge of an anticipated issuance of five-year fixed rate term notes hedging the risk of adverse interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. The fair value of the rate lock at January 31, 2006 was an asset of $600. This unrealized cash flow hedge gain is included net of tax in stockholders' equity as accumulated other comprehensive income.

      When the rate lock is terminated, the effective portion of the gain or loss will be deferred as accumulated other comprehensive income and will be recognized as an adjustment to interest expense over the five-year term of the notes issued. Any ineffective portion of the gain or loss will be recognized currently in interest expense.

      We terminated the lock early in February 2006 when the interest rate was set on the note issuance. We realized a $970 gain and determined $10 of the gain related to the ineffective portion of the hedge.

      At January 31, 2006 and July 31, 2005, the notional amount of fixed to floating rate interest rate swaps was $143,250. We designated the swaps as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. We receive fixed amounts equal to the fixed rates of the hedged notes, and we pay amounts equal to floating rates indexed to six-month LIBOR on the swaps' notional amounts. We record the differences between these amounts as adjustments to interest expense. We receive a weighted average fixed rate of 4.88% and the weighted average floating pay rate was 6.03% at January 31, 2006 and 5.02% at July 31, 2005. The fair value of the swaps was a liability of $5,200 at January 31, 2006 and $4,300 at July 31, 2005.


NOTE 5 - STOCKHOLDERS' EQUITY

      In December 2005, we raised our quarterly dividend to $0.10 per share from $0.067 per share. At January 31, 2006, $18,300 was available for future repurchases under our repurchase program.


NOTE 6 - STOCK PLANS

      Our 1998 Stock Option/Restricted Stock Plan (the "1998 Plan") was approved by stockholders in December 1998 and was amended in fiscal 2002 to include restricted stock grants and in December 2005 to adjust it (according to its original terms) for the January 2006 stock split. The plan provides for 3,750,000 incentive or non-qualified stock options or shares of restricted stock to be granted to officers, other employees and directors. The 1998 Plan expires in September 2008. The exercise price of incentive stock options may not be less than the fair market value of our common stock when granted and the term of incentive stock options is limited to ten years.

      Options granted through the first half of fiscal 2005 typically were incentive stock options with a six-year term vesting 25% after two, three, four and five years. In the second half of fiscal 2005, we granted 143,000 non-qualified options with a four-year term vesting 33 1/3% on July 31, 2005, 2006 and 2007. These changes reduced the fair value calculated for these options and the after-tax expense to be recorded under SFAS No. 123R. At January 31, 2006, 768,000 shares of common stock were available for future grants of stock options and shares of restricted stock under the 1998 Plan.

      The Management Incentive Plan ("MIP") for our Chief Executive Officer ("CEO") was approved by stockholders in fiscal 2002 and was amended in December 2005 to adjust it (according to its original terms) for the January 2006 stock split. Under the MIP, the CEO can be awarded shares of restricted stock and a cash or stock bonus if predetermined performance goals are achieved. The MIP provides for 750,000 shares of restricted stock to be awarded with a 150,000 annual limit. In November 2005, we awarded 41,000 shares of restricted stock to the CEO under the MIP as a bonus for fiscal 2006 subject to certain performance conditions. Any shares received will vest annually over their four-year term. In September 2005, the CEO received 27,000 shares of restricted stock under the MIP as a bonus for fiscal 2005. The shares vest annually over their four-year term. At January 31, 2006, 495,000 shares of restricted stock were available for future awards and 159,000 shares of the CEO's restricted stock were unvested and are scheduled to vest over approximately four years.

      We established a Supplemental Retirement Benefit ("SERP") for our CEO in fiscal 2002 and amended it in December 2005 to adjust it (according to its original terms) for the January 2006 stock split and in March 2006 (amended terms described below). We granted 150,000 stock units (representing an equivalent number of shares of common stock) vesting annually over eight years. Subject to forfeiture, the CEO will receive shares of common stock equal to the number of stock units vested when the CEO retires. At January 31, 2006, 75,000 units were unvested. The grant-date fair value of these units was $22.43.

      The restricted stock agreements and the SERP provide for all unvested shares to vest immediately when certain events occur including the sale of the Company, the officer's death or disability and qualifying employment terminations. Unvested shares are also subject to forfeiture. Employees receive dividends on unvested shares of restricted stock and the CEO will receive dividend equivalent payments on the stock units under the SERP (as amended and effective in March 2006). The restricted stock agreements and the SERP (as amended) also allow employees to pay income taxes required to be withheld upon vesting by surrendering a portion of the shares vested.

      Stock options, shares of restricted stock and stock units are the only incentive compensation we provide (other than a cash bonus for the CEO) and we believe these awards further align employees' objectives with those of our stockholders. We issue new shares when options are exercised or shares of restricted stock are granted and we do not have a policy to repurchase shares.

      Stock option activity and related information for the six months ended January 31, 2006 is summarized below (options and intrinsic value in thousands):

      =========================================================================
                                                   Weighted-Average
                                               --------------------
                                               Exercise        Term   Intrinsic
                                      Options     Price   (in years)     Value*
      =========================================================================
      Outstanding - August 1, 2005      1,806    $19.09
      Granted                               8     25.44
      Exercised                          (247)    15.81
      Canceled and expired                 (3)
      ---------------------------------------
      Outstanding - January 31, 2006    1,564    $19.63        3.00     $16,000
      =========================================================================
      Exercisable - January 31, 2006      421    $17.66        2.25     $ 5,100
      =========================================================================
      * number of options multiplied by the difference between the $29.83 closing price of our common stock on January 31, 2006 and the weighted-average exercise price

      The fair value of the 8,000 non-qualified options granted in the six months ended January 31, 2006 was $5.11. The intrinsic value (options exercised multiplied by the difference between the closing prices of our common stock on the exercise dates and the exercise prices) of options exercised in the six months ended January 31, 2006 was $3,100 or $12.57 per option.

      Restricted stock activity under the 1998 Plan and the MIP and related information for the six months ended January 31, 2006 are summarized below (shares in thousands):

      =====================================================================
                                                           Weighted-Average
                                           Shares     Grant-Date Fair Value
      =====================================================================
      Unvested - August 1, 2005               585                    $19.53
      Granted                                  68                     26.26
      Vested                                   (3)                    24.67
      Forfeited                                --
      ---------------------------------------------------------------------
      Unvested - January 31, 2006             650                    $20.21
      =====================================================================

      The intrinsic value of the 3,000 shares of restricted stock that vested in the six months ended January 31, 2006 was $77 or $25.63 per share (the closing price of our common stock on the vesting date).

      Future compensation expense (before deferral under SFAS No. 91) for unvested awards outstanding and expected to vest at January 31, 2006 and the weighted-average period the expense will be recognized over follow:

      ========================================================================
                                            Expense     Weighted-Average Years
      ========================================================================
      Restricted stock                      $10,500                        4.5
      Stock options                           2,000                        1.9
      Stock units                             1,700                        3.9
      ---------------------------------------------
          Total                             $14,200                        4.0
      ========================================================================


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ==========================================================================
                                         Three Months Ended     Six Months Ended
                                                January 31,          January 31,
                                         ---------------------------------------
                                            2006       2005       2006      2005
      ==========================================================================
      Net income                         $10,728     $9,238    $20,973   $17,798
      ==========================================================================
      Weighted average common shares
       outstanding (used for basic EPS) 25,799 25,467 25,760 25,404 Effect of dilutive securities:
        Stock options                        391        436        347       417
        Restricted stock/stock units         254        221        225       195
      --------------------------------------------------------------------------
      Adjusted weighted average common
       shares outstanding (used for
       diluted EPS)                       26,444     26,124     26,332    26,016
      ==========================================================================
      Earnings per common share:
        Diluted                          $  0.41     $ 0.35    $  0.80   $  0.68
        Basic                               0.42       0.36       0.81      0.70
      ==========================================================================

      The convertible debentures will not lower diluted EPS until the quarterly average price of our common stock exceeds the adjusted conversion price of $28.99. In fiscal periods when the average price of our common stock exceeds $28.99, the number of shares of common stock needed to deliver the value of the debentures above their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. The number of shares to be included would equal the amount of the average stock price above the $28.99 conversion price divided by the average stock price and multiplied by the 6,038,000 convertible shares (referred to as the treasury stock method). The average price of our common stock was $28.30 and $27.00 for the three and six months ended January 31, 2006, respectively.

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

      We have one line of business; lending money in the form of installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity is important. We borrow from banks and insurance companies and issue commercial paper to money market funds and other investors. At January 31, 2006, approximately 75% of our finance receivables were funded with debt.

      We earn interest income on our finance receivables and incur interest expense on our debt. We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the credit quality of our receivables and (iii) managing our interest rate risk. Interest rates on our finance receivables are 94% fixed and 6% floating, and interest rates on our debt are 36% fixed and 64% floating. Therefore, changes in market interest rates affect our profitability significantly. The credit quality of our finance receivables can also affect our profitability significantly. Credit quality can affect revenue, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring charge-offs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

      Our main areas of focus are asset quality, liquidity and interest rate risk. We discuss each in detail in separate sections of this discussion. These areas are integral to our long-term profitability. Our key operating statistics are net charge-offs and loss ratio, non-performing assets, delinquencies, receivables growth, leverage, available liquidity, net interest margin and net interest spread, and expense and efficiency ratios.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Accounting principles generally accepted in the United States require judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005 describes the significant accounting policies and methods we use to prepare the Consolidated Financial Statements. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are described below.

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the customer, equipment vendors, manufacturers and the customer's owners or affiliates), collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.1 million (1.33% of finance receivables) at January 31, 2006 including $0.4 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and a general amount providing for losses inherent in the remainder of finance receivables. In evaluating the fair value of impaired receivables, we may record a write-down or establish a specific allowance based on the probability of loss. We record write-downs based on the fair value of the collateral. We establish specific allowances when collecting all amounts due is not fully supported solely by the value of the primary collateral depending on the level and type of other items supporting collectibility. To determine the general allowance each quarter we first analyze charge-offs for the prior two years (comparable with the average life of our receivables) to develop percentage loss ranges to apply to receivables according to their assigned risk profile. Risk profiles are assigned to receivables based on industry and past due status. We then adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors. Although our method is designed to calculate probable losses, because significant estimates are used, the adjusted calculated range of losses may differ significantly from actual losses.

      We record impaired finance receivables at their current estimated fair value (if less than their carrying amount). We record assets received to satisfy receivables at their current estimated fair value less selling costs (if less than their carrying amount). We estimate these values based on our evaluation of the expected cash flows and market value and condition of the collateral or assets. We evaluate market value by analyzing recent sales of similar equipment and used equipment publications, using our market knowledge and making inquiries of equipment vendors. Unexpected adverse changes in or incorrect conclusions on expected cash flows, market value or condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Impaired finance receivables and assets received to satisfy receivables totaled $12.3 million (0.7% of finance receivables) at January 31, 2006.

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in equipment values. This would lower net income. Residual values were $38.0 million (2.1% of finance receivables) at January 31, 2006. Historically, we have realized the recorded residual value on disposition.

      We record compensation expense for stock options under SFAS No. 123R using the Black-Scholes option pricing model. This model requires estimates of expected volatility of the price of our common stock, the expected life of options and the expected dividend rate. Estimating volatility, expected life and dividend rate requires significant judgment and our estimates were based on historical experience. Also, SFAS No. 123R requires us to estimate stock options expected to vest (also based on historical experience). If actual results differ significantly from these estimates, compensation expense for options and our results of operations could be impacted materially.


RESULTS OF OPERATIONS

Comparison of three months ended January 31, 2006 to three months ended January 31, 2005

      ======================================================================
                                    Three Months Ended
                                           January 31,
      ($ in millions, except        ------------------
      per share amounts)                 2006     2005   $ Change   % Change
      ======================================================================
      Finance income                    $39.4    $31.1      $ 8.3         27%
      Interest expense                   16.0     10.5        5.5         53
      Net finance income before
        provision for credit losses      23.4     20.6        2.8         14
      Provision for credit losses          --      0.3       (0.3)      (100)
      Salaries and other expenses         5.8      5.2        0.6         11
      Provision for income taxes          6.9      5.9        1.0         18
      Net income                         10.7      9.2        1.5         16

      Diluted earnings per share         0.41     0.35       0.06         17
      Basic earnings per share           0.42     0.36       0.06         17
      ======================================================================

      Net income increased by 16% to $10.7 million in the second quarter of fiscal 2006 from $9.2 million in the second quarter of fiscal 2005. The increase resulted from receivables growth, the higher net yield on finance receivables and strong asset quality, partially offset by the effects of significantly higher short-term market interest rates.

      Finance income increased by 27% to $39.4 million in the second quarter of fiscal 2006 from $31.1 million in the second quarter of fiscal 2005. The increase resulted from the 18% increase in average finance receivables ($269.0 million) to $1.78 billion in the second quarter of fiscal 2006 from $1.51 billion in the second quarter of fiscal 2005 and, to a lesser extent, the higher net yield on finance receivables. Higher market interest rates, lower non-accrual receivables and an increase in non-interest finance income raised the net yield on finance receivables to 8.78% in the second quarter of fiscal 2006 from 8.14% in the second quarter of fiscal 2005.

      Interest expense (incurred on borrowings used to fund finance receivables) increased by 53% to $16.0 million in the second quarter of fiscal 2006 from $10.5 million in the second quarter of fiscal 2005. The increase resulted from higher average short-term market interest rates and the 20% ($226.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower average rate on our fixed rate term debt and better credit spreads, raised our weighted average cost of funds to 4.72% in the second quarter of fiscal 2006 from 3.69% in the second quarter of fiscal 2005.

      Net finance income before provision for credit losses on finance receivables increased by 14% to $23.4 million in the second quarter of fiscal 2006 from $20.6 million in the second quarter of fiscal 2005. Net interest margin (net finance income before provision for credit losses expressed as an annual percentage of average finance receivables outstanding) decreased to 5.21% in the second quarter of fiscal 2006 from 5.40% in the second quarter of fiscal 2005 because of the significant increase in short-term market interest rates.

      We did not record a provision for credit losses on finance receivables in the second quarter of fiscal 2006. The provision was $0.3 million in the second quarter of fiscal 2005. The provision for credit losses is the amount needed to change the allowance for credit losses to the estimated level of losses inherent in finance receivables. Based on the low amount of net charge-offs and continued strong asset quality, we did not need to increase the allowance. Net charge-offs (write-downs of finance receivables less recoveries) decreased to less than $0.1 million in the second quarter of fiscal 2006 from $0.3 million in the second quarter of fiscal 2005. The loss ratio (net charge-offs expressed as an annual percentage of average finance receivables) decreased to 0.02% in the second quarter of fiscal 2006 from 0.08% in the second quarter of fiscal 2005. Net charge-offs decreased because of significantly fewer non-accrual receivables.

      Salaries and other expenses increased by 11% to $5.8 million in the second quarter of fiscal 2006 from $5.2 million in the second quarter of fiscal 2005. The increase resulted from increased salary expense and to a lesser extent, general increases in other operating expenses from strong receivables growth, partially offset by cost savings created by significantly fewer non-performing assets. Salary expense increased because we were required to start recording compensation expense for stock options in fiscal 2006 and because salaries increased. Salary expense includes $0.2 million of expense recorded for options under SFAS No. 123R. The expense ratio (salaries and other expenses expressed as an annual percentage of average finance receivables) improved to 1.28% in the second quarter of fiscal 2006 from 1.36% in the second quarter of fiscal 2005 because the rate of receivables growth exceeded the increase in expenses. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 24.6% in the second quarter of fiscal 2006 from 25.2% in the second quarter of fiscal 2005 because the increase in net finance income exceeded the increase in expenses.

      Diluted earnings per share increased by 17% to $0.41 per share in the second quarter of fiscal 2006 from $0.35 per share in the second quarter of fiscal 2005, and basic earnings per share increased by 17% to $0.42 per share in the second quarter of fiscal 2006 from $0.36 per share in the second quarter of fiscal 2005.

      In the second quarter of fiscal 2006, compensation expense recorded for stock options under SFAS No. 123R reduced net income by $0.2 million but did not reduce diluted or basic earnings per share.


Comparison of six months ended January 31, 2006 to six months ended January 31, 2005

      ======================================================================
                                      Six Months Ended
                                           January 31,
      ($ in millions, except          ----------------
      per share amounts)                 2006     2005   $ Change   % Change
      ======================================================================
      Finance income                    $76.0    $61.0      $15.0         25%
      Interest expense                   30.3     19.8       10.5         53
      Net finance income before
        provision for credit losses      45.7     41.2        4.5         11
      Provision for credit losses          --      1.3       (1.3)      (100)
      Salaries and other expenses        11.3     10.9        0.4          3
      Provision for income taxes         13.4     11.2        2.2         19
      Net income                         21.0     17.8        3.2         18

      Diluted earnings per share         0.80     0.68       0.12         18
      Basic earnings per share           0.81     0.70       0.11         16
      ======================================================================

      Net income increased by 18% to $21.0 million in the first half of fiscal 2006 from $17.8 million in the first half of fiscal 2005. The increase resulted from receivables growth, the higher net yield on finance receivables and strong asset quality, partially offset by the effects of significantly higher short-term market interest rates.

      Finance income increased by 25% to $76.0 million in the first half of fiscal 2006 from $61.0 million in the first half of fiscal 2005. The increase resulted from the 17% increase in average finance receivables ($248.0 million) to $1.74 billion in the first half of fiscal 2006 from $1.49 billion in the first half of fiscal 2005 and, to a lesser extent, the higher net yield on finance receivables. Higher market interest rates, lower non-accrual receivables and an increase in non-interest finance income raised the net yield on finance receivables to 8.65% in the first half of fiscal 2006 from 8.09% in the first half of fiscal 2005.

      Interest expense increased by 53% to $30.3 million in the first half of fiscal 2006 from $19.8 million in the first half of fiscal 2005. The increase resulted from higher average short-term market interest rates and the 18% ($204.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower average rate on our fixed rate term debt, raised our weighted average cost of funds to 4.56% in the first half of fiscal 2006 from 3.52% in the first half of fiscal 2005.

      Net finance income before provision for credit losses on finance receivables increased by 11% to $45.7 million in the first half of fiscal 2006 from $41.2 million in the first half of fiscal 2005. Net interest margin decreased to 5.20% in the first half of fiscal 2006 from 5.49% in the first half of fiscal 2005. Net interest margin decreased because of the significant increase in short-term market interest rates.

      We did not record a provision for credit losses on finance receivables in the first half of fiscal 2006 because of low net charge-offs and continued strong asset quality. The provision was $1.3 million in the first half of fiscal 2005. Net charge-offs decreased to $0.1 million in the first half of fiscal 2006 from $1.1 million in the first half of fiscal 2005. The loss ratio decreased to 0.01% in the first half of fiscal 2006 from 0.14% in the first half of fiscal 2005. Net charge-offs decreased because of significantly fewer non-accrual receivables.

      Salaries and other expenses increased by 3% to $11.3 million in the first half of fiscal 2006 from $10.9 million in the first half of fiscal 2005. The increase resulted from increased salary expense and to a lesser extent, general increases in other operating expenses from strong receivables growth, partially offset by cost savings created by significantly fewer non-performing assets. Salary expense increased because we were required to start recording compensation expense for stock options in fiscal 2006 and because salaries increased. Salary expense includes $0.4 million of expense recorded for options under SFAS No. 123R. The expense ratio improved to 1.28% in the first half of fiscal 2006 from 1.44% in the first half of fiscal 2005 because the rate of receivables growth exceeded the increase in expenses. The efficiency ratio improved to 24.6% in the first half of fiscal 2006 from 26.4% in the first half of fiscal 2005 because the increase in net finance income exceeded the increase in expenses.

      Diluted earnings per share increased by 18% to $0.80 per share in the first half of fiscal 2006 from $0.68 per share in the first half of fiscal 2005, and basic earnings per share increased by 16% to $0.81 per share in the first half of fiscal 2006 from $0.70 per share in the first half of fiscal 2005.

      In the first half of fiscal 2006, compensation expense recorded for stock options under SFAS No. 123R reduced net income by $0.4 million, reduced diluted earnings per share by $0.01 and reduced basic earnings per share by $0.02.


FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future charge-offs and non-performing assets.

      ===============================================================================
                                      January 31,    July 31,
      ($ in millions)                       2006*       2005*    $ Change    % Change
      ===============================================================================
      Finance receivables                $1,810.4    $1,666.1      $144.3           9%
      Allowance for credit losses            24.1        24.2        (0.1)         --
      Net charge-offs                         0.1         0.3        (0.2)        (60)
      Non-performing assets                  12.3        25.3       (13.0)        (52)
      Delinquent finance receivables          9.1        10.2        (1.1)        (11)

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses            1.33%       1.45%
      Net charge-offs (annualized)           0.01        0.03
      Non-performing assets                  0.68        1.52
      Delinquent finance receivables         0.50        0.61
      ===============================================================================

      * as of and for the six months ended

      Finance receivables grew 9% ($144 million) during the first half of fiscal 2006 to $1.81 billion at January 31, 2006 from $1.67 billion at July 31, 2005. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. At January 31, 2006, loans were 90% ($1.64 billion) of finance receivables and leases were 10% ($173 million).

      Finance receivables originated in the second quarter of fiscal 2006 and 2005 were $325 million and $275 million, respectively, and finance receivables originated in the first half of fiscal 2006 and 2005 were $648 million and $493 million, respectively. Originations increased because of greater demand for equipment financing. Finance receivables collected in the second quarter of fiscal 2006 and 2005 were $253 million and $226 million, respectively, and finance receivables collected in the first half of fiscal 2006 and 2005 were $496 million and $411 million, respectively. Collections increased because of higher average receivables and increased prepayments in the first quarter of fiscal 2006.

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

      Our underwriting policies limit our credit exposure with any single customer. At January 31, 2006, this limit was $32.0 million. Our ten largest customers accounted for $87.0 million (4.8%) of total finance receivables at January 31, 2006.

      The allowance for credit losses was $24.1 million at January 31, 2006 and $24.2 million at July 31, 2005. The allowance level declined to 1.33% of finance receivables at January 31, 2006 from 1.45% at July 31, 2005 because of lower credit losses and continued strong asset quality. We determine the allowance quarterly based on an analysis of historical losses and the past due status of receivables at the end of the quarter as adjusted for expected recoveries and any differences between current and historical loss trends and other factors. The allowance level may continue to decline if our asset quality statistics remain favorable.

      Net charge-offs of finance receivables (write-downs less recoveries) decreased to $0.1 million in the first half of fiscal 2006 from $0.3 million in the last six months of fiscal 2005 (the prior six month period) and the loss ratio decreased to 0.01% from 0.03%. Net charge-offs were $72,000 in the second quarter of fiscal 2006 compared to $37,000 in the first quarter of fiscal 2006 and the loss ratios were 0.02% and 0.01%, respectively. Net charge-offs are at these low levels because of low non-performing assets.

      The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      ========================================================================
                                        January 31,    July 31,    January 31,
                                               2006        2005           2005
      ========================================================================
      Non-accrual finance receivables *       $11.6       $23.6          $26.4
      Repossessed equipment                     0.7         1.7            1.4
      ------------------------------------------------------------------------
          Total non-performing assets         $12.3       $25.3          $27.8
      ========================================================================
      Delinquent finance receivables          $ 9.1       $10.2          $12.8
      ========================================================================
      Percentage of non-accrual
        receivables not delinquent               60%         65%            70%
      ========================================================================
      * before specifically allocated allowance of $0.4 million at January 31, 2006, $0.8 million at July 31, 2005 and $0.5 million at January 31, 2005

      Our asset quality statistics stayed at favorable levels during the quarter. Net charge-offs, non-accrual receivables, repossessed equipment and delinquencies were far below expected levels. Therefore, we do not expect further improvement in these measures and reasonable increases would not necessarily indicate the start of a negative trend. Non-accrual receivables decreased because we removed the non-accrual classification from several large receivables we no longer considered impaired. We believe we will collect the full amount of principal and interest due on these receivables based on payment performance and collateral coverage.

      Although we expect our asset quality statistics to remain favorable, the high price of oil and higher market interest rates could adversely affect our statistics. Gasoline and interest are significant costs for most of our customers and higher than normal increases in these costs could impact their operating cash flows and their ability to remit payments significantly. Increases in these costs can also affect the economy adversely. In addition, several customers owe us over $5.0 million. If any of these receivables become delinquent, impaired or repossessed, our asset quality statistics could worsen even though the overall trend may remain positive.


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

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely and we diversify our funding sources. Funding sources available to us include operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, committed unsecured revolving credit facilities, dealer placed and direct issued commercial paper and sales of common and preferred equity. We believe our liquidity sources are diversified and we are not dependent on any funding source or any credit provider.

      At January 31, 2006, we had $150.0 million available to borrow under our bank credit facilities (net of commercial paper outstanding). Our asset securitization facility can be increased by $225.0 million and we can issue more term debt. We believe, but cannot assure, sufficient liquidity is available to support our future operations and growth.

      Our term debt is rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and commercial paper issued by our major operating subsidiary ($102.5 million at January 31, 2006) is rated 'F2' by Fitch. In August 2005, Fitch affirmed its investment grade ratings on our debt and maintained its stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause.

      Total debt increased by 9% ($109.6 million) to $1.37 billion at January 31, 2006 from $1.26 billion at July 31, 2005 and stockholders' equity increased by 7% ($24.4 million) to $366.5 million at January 31, 2006 from $342.1 million at July 31, 2005. Leverage (debt-to-equity ratio) remained at a low 3.7 allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5.

      Debt comprised the following ($ in millions):

      ===================================================================================
                                                January 31, 2006            July 31, 2005
                                             -------------------     --------------------
                                               Amount    Percent       Amount     Percent
      ===================================================================================
      Term notes                             $  474.5         35%    $  457.0          36%
      Asset securitization financings           425.0         31        325.0          26
      Convertible debentures                    175.0         13        175.0          14
      Borrowings under bank credit
        facilities                              184.0         13        213.0          17
      Commercial paper                          116.0          8         94.0           7
      -----------------------------------------------------------------------------------
          Total principal                     1,374.5        100%     1,264.0         100%
      Fair value adjustment of hedged debt       (5.2)                   (4.3)
      -----------------------------------------------------------------------------------
             Total debt                      $1,369.3                $1,259.7
      ===================================================================================

Term Notes
      In August 2005, we received $50 million of five-year, 5.0% fixed rate term notes issued in May 2005. Interest is payable semi-annually. The notes are due at maturity in August 2010. We also repaid $32.5 million of term notes at maturity in the first half of fiscal 2006.

Asset Securitization Financings
      Our asset securitization facility was increased by $100.0 million to $425.0 million in August 2005. We used the proceeds to repay borrowings under bank credit facilities. We established the facility in July 2001. The facility expires in April 2006 subject to renewal. The facility limits borrowings to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. On expiration and nonrenewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly based on the amount of securitized receivables. Based on the contractual payments of the $481.0 million of securitized receivables at January 31, 2006, the term debt would be fully repaid by August 2008.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($720.0 million at January 31, 2006). Therefore, we could securitize an additional $239.0 million of finance receivables at January 31, 2006. Borrowings are limited to 94% of securitized receivables.

Convertible Debentures
      The convertible debentures were convertible into 6.0 million shares (as adjusted) of common stock at the adjusted conversion price of $28.99 per share resulting in an adjusted conversion rate of 34.50 shares for each $1,000 of principal. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. We will pay any value over principal with shares of common stock. This eliminated the 6.0 million shares of common stock issuable upon conversion. Through January 31, 2006, no event allowing for the debentures to be converted has occurred.

Bank Credit Facilities
      We have $450.0 million of committed unsecured revolving credit facilities from nine banks (a $55.0 million increase from July 31, 2005). This includes $232.5 million of facilities with original terms ranging from three to five years and $217.5 million of facilities with an original term of one year. These facilities are a dependable, low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility. These facilities may be renewed before they expire.

Commercial Paper
      We issue commercial paper direct and through a $350.0 million program. Commercial paper matures between 1 and 270 days. As a condition of our credit rating, our unused committed revolving bank credit facilities must exceed commercial paper outstanding. Therefore, at January 31, 2006, the combined amount of commercial paper and bank borrowings was limited to $450.0 million ($300.0 million was outstanding at January 31, 2006).

Stockholders' Equity
      In the first half of fiscal 2006, we paid $4.4 million of quarterly cash dividends and we received $4.9 million from the exercise of stock options and tax benefits from stock awards.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our profitability and our approach to managing interest rate risk in this section. Higher short-term market interest rates increased interest expense in the first half of fiscal 2006 significantly and reduced our net interest spread (the net yield of finance receivables less the weighted average cost of borrowed funds), an integral part of a finance company's profitability. We explain the reasons below.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread (this is occurring currently) and decreases in short-term rates increase our net interest spread because floating rate debt (includes short-term debt) exceeds floating rate finance receivables significantly. Since 64% of our debt is floating rate compared to floating rate finance receivables of only 6%, our cost of funds changes faster than the yield on our receivables. Our net interest spread is also affected when short-term and long-term rates do not similarly change. Long-term rates normally exceed short-term rates. When the differences between long and short-term rates narrow (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. Potential mitigating factors are (i) the rates we charge are also determined by the prime rate and equipment financing demand and (ii) issuing long-term fixed rate debt. Our net interest spread is calculated below:

      ===============================================================================
                                               Three Months Ended    Six Months Ended
                                                      January 31,         January 31,
                                               --------------------------------------
                                                    2006     2005      2006      2005
      ===============================================================================
      Net yield of finance receivables              8.78%    8.14%     8.65%     8.09%
      Weighted average cost of borrowed funds       4.72     3.69      4.56      3.52
      -------------------------------------------------------------------------------
          Net interest spread                       4.06%    4.45%     4.09%     4.57%
      ===============================================================================

      From the end of fiscal 2004, short-term market interest rates rose 3.5% (350 basis points) and the yield curve flattened significantly. These trends may continue. Rising short-term market interest rates and a flat or inverted yield curve cause our cost of funds to increase faster and by a greater amount than the yield on our receivables reducing our net interest spread.

      Our earnings are subject to the risk of rising short-term interest rates and a flat or inverted yield curve at January 31, 2006 because floating rate debt exceeded floating rate receivables by $763.0 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are collected monthly over short periods of two to five years that have been accelerated by prepayments. At January 31, 2006, $627.0 million (37%) of fixed rate finance receivables are scheduled to be collected in one year and the weighted average remaining life of fixed rate finance receivables is approximately twenty months. We do not match the maturities of our debt to our finance receivables.

      ==================================================================================
                                           Fixed Rate         Floating Rate
                                   ------------------      ----------------
      ($ in millions)                Amount   Percent      Amount   Percent        Total
      ==================================================================================
      Finance receivables          $1,695.1        94%     $115.3         6%    $1,810.4
      ==================================================================================

      Debt (principal)             $  496.2        36%     $878.3        64%    $1,374.5
      Stockholders' equity            366.5       100          --        --        366.5
      ----------------------------------------------------------------------------------
          Total debt and equity    $  862.7        50%     $878.3        50%    $1,741.0
      ==================================================================================

      Floating rate debt (asset securitization financings, floating rate swaps of fixed rate notes, bank borrowings, commercial paper and floating rate term note) at January 31, 2006 reprices (interest rate changes) as follows: $681.3 million (77%) within one month, $163.3 million (19%) in two to three months and $33.7 million (4%) in four to six months. The repricing periods of floating rate debt follow (in millions):

      ==================================================================
                                         Balance     Repricing Frequency
      ==================================================================
      Asset securitization financings     $425.0     generally daily
      Floating rate swaps of fixed
        rate notes                         143.3     semi-annually
      Bank borrowings                      184.0     generally daily
      Commercial paper                     116.0     1 to 100 days
                                                     (25 day average)
      Floating rate term note               10.0     monthly
      ==================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. At January 31, 2006, this hypothetical adverse change in rates would reduce quarterly net income by approximately $0.6 million based on scheduled repricings of floating rate debt, fixed rate debt maturing within a year and the expected effects on the yield of new receivables. We believe this is acceptable considering the lower cost of floating rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from this amount. In addition, other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to changes in market interest rates through risk management procedures that include using certain derivative financial instruments and changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing and forecast debt. We do not speculate with or trade derivatives.

      In January 2006, we entered into a $100.0 million interest rate lock expiring in March 2006. We designated the rate lock as a cash flow hedge of an anticipated issuance of five-year fixed rate term notes hedging the risk of adverse interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. The fair value of the rate lock at January 31, 2006 was an asset of $0.6 million. This unrealized cash flow hedge gain is included net of tax in stockholders' equity as accumulated other comprehensive income.

      We terminated the lock early in February 2006 when the interest rate was set on the note issuance. We realized a $1.0 million gain and determined $10,000 of the gain related to the ineffective portion of the hedge.

      At January 31, 2006, the notional amount of floating rate swaps of fixed rate notes was $143.3 million. We receive fixed amounts equal to the fixed rates of the hedged notes and pay amounts equal to floating rates indexed to six-month LIBOR (4.81% at January 31, 2006) on the swaps notional amounts. The swaps increased interest expense by $0.4 million in the second quarter of fiscal 2006 and by $0.5 million in the first half of fiscal 2006. The weighted average pay rate of 6.03% at January 31, 2006 exceeded the 4.88% weighted average receive rate by 115 basis points (1.15%). The weighted average remaining term of the swaps at January 31, 2006 is 2.5 years.


NEW ACCOUNTING STANDARDS

      On August 1, 2005, we started recording compensation expense for stock options as required by Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R") and according to the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 using SFAS No. 123R's modified prospective method. This method requires us to record compensation expense for options unvested at August 1, 2005 and for options subsequently granted or modified. Prior periods will not be restated. Compensation expense is based on the grant date fair value of options calculated with the Black-Scholes option-pricing model and is recognized over the options' vesting periods. Before August 1, 2005, we applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. Under APB No. 25, we did not record compensation expense for our stock options.

      Compensation expense for options unvested at August 1, 2005 is based on the grant date fair values of options calculated under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and will be recognized using the graded-vesting (accelerated) attribution method (the method used for SFAS No. 123 pro forma disclosure). Compensation expense for options granted after July 31, 2005 will be recognized using the straight-line attribution method. Compensation expense is only recorded for options expected to vest. Therefore, we are required to estimate option forfeitures and to periodically review our estimate based on actual forfeitures and revise cumulatively as necessary.

      For the three and six months ended January 31, 2006, salaries and other expenses include $0.2 million and $0.4 million, respectively, of compensation expense for options recognized under SFAS No. 123R resulting in tax benefits of $30,000 and $60,000, respectively. Compensation expense for options capitalized under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") and included in finance receivables was $0.3 million and $0.6 million for the three and six months ended January 31, 2006, respectively. Compensation expense recorded for options reduced basic and diluted earnings per share for the six months ended January 31, 2006 by $0.02 and $0.01, respectively, but did not reduce basic or diluted earnings per share for the three months ended January 31, 2006. The tax benefits only applied to compensation expense from non-qualified options. Tax benefits can only be recorded on compensation expense from incentive stock options when employees sell shares acquired on exercise of incentive stock options within one year of the exercise.

      Compensation expense for shares of restricted stock and stock units is based on the market value of our common stock when awarded and is recognized over the vesting period using the straight-line method or the graded-vesting method for awards with a performance condition. SFAS No. 123R did not change how we determine or recognize expense for these awards. Salaries and other expenses include compensation expense recorded for shares of restricted stock and stock units of $0.4 million for the three months ended January 31, 2006 and 2005 resulting in tax benefits of $0.2 million and $0.1 million, respectively, and include $0.9 million and $0.8 million for the six months ended January 31, 2006 and 2005, respectively, resulting in tax benefits of $0.3 million. Compensation expense for shares of restricted stock and stock units capitalized under SFAS No. 91 and included in finance receivables was $0.3 million for the three months ended January 31, 2006 and 2005, and was $0.7 million and $0.6 million for the six months ended January 31, 2006 and 2005, respectively.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the second quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      We did not make any purchases or unregistered sales of our common stock during the second quarter of fiscal 2006. On January 31, 2006, we split our common stock 3-for-2 in the form of a stock dividend and we paid $0.1 million in lieu of issuing fractional shares. We established our common stock repurchase program in August 1996 and expanded it to include repurchases of convertible debt. A total of $40.7 million was authorized for repurchases of common stock and convertible debt, and through January 31, 2006, we repurchased $15.2 million of common stock and $7.2 million of convertible debt.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our Annual Meeting of Stockholders held on December 13, 2005, our stockholders voted on the following matters:

      The following nominees were elected to the Board of Directors:

      ============================================================
                                                   Number of Votes
                                       ---------------------------
      Nominee                                 For         Withheld
      ============================================================
      Lawrence B. Fisher                9,058,123        7,278,996
      Michael C. Palitz                15,817,857          519,262
      Thomas F. Robards                15,711,447          625,672
      Paul R. Sinsheimer               15,909,103          428,016
      Leopold Swergold                 16,226,730          110,389
      H. E. Timanus, Jr.               16,124,447          212,672
      Michael J. Zimmerman             16,226,727          110,392
      ============================================================

      The appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending July 31, 2006 was ratified by a vote of 16,320,151 shares for, 16,559 shares against and 409 shares abstained. Share amounts in this section were not adjusted for the January 31, 2006 3-for-2 stock split.


Item 5. OTHER INFORMATION

	On March 6, 2006, the Executive Compensation and Stock Option Committee of our Board of Directors approved an amendment and restatement of the June 4, 2002 Supplemental Retirement Benefit Agreement ("SERP") for our CEO (Exhibit 10.3). The SERP was amended and restated to (i) entitle the CEO to receive cash dividend equivalents on the stock units in per unit amounts equal to future per share amounts of cash dividends paid on our common stock and (ii) allow the CEO to pay income taxes required to be withheld on settlement of the vested stock units through share withholding. Also, the number of stock units granted under the SERP was adjusted (pursuant to its original terms) to 150,000 from 100,000 as a result of the January 2006 3-for-2 stock split. The original SERP did not provide for dividend equivalent payments because it was adopted before we started paying dividends on our common stock.

	On March 6, 2006, our Board of Directors approved an Excise Tax Restoration Agreement (Exhibit 10.4) for the golden parachute excise tax for our directors and named executive officers. Under the agreement, if the golden parachute excise tax under Internal Revenue Code Sections 280G and 4999 is imposed on a director or named executive officer resulting from the sale of the Company, the director or named executive officer will receive an excise tax restoration payment in an amount covering the excise tax and taxes on the restoration payment as determined by an independent registered public accounting firm.

	On March 6, 2006, our Board of Directors approved an Indemnification Agreement (Exhibit 10.5) for our directors and named executive officers. Under the agreement, we will generally indemnify and hold harmless the indemnitee against certain expenses (including attorneys' fees), judgments, liabilities, fines, penalties and settlement amounts incurred for the defense or settlement of any claim, criminal, civil, administrative or investigative actions or proceeding the indemnitee is subject to arising from the indemnitee's service as a director or executive officer to the fullest extent permitted by Nevada law and subject to limitations. The agreement (i) provides for indemnification rights regarding third-party claims and proceedings brought by or in the right of the Company (ii) provides for advancing expenses incurred by the indemnitee for any covered proceeding (iii) establishes procedures and presumptions to determine whether the indemnitee is entitled to indemnification and (iv) does not exclude any other rights to indemnification or expense advances the indemnitee may be entitled to, including any rights under our Articles of Incorporation or By-Laws or Nevada law.

      On March 6, 2006, we issued a press release (Exhibit 99.1) reporting our results for the quarter ended January 31, 2006. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      On March 6, 2006, we issued a press release (Exhibit 99.2) announcing our Board of Directors declared a quarterly dividend of $0.10 per share on our common stock. The dividend is payable on April 28, 2006 to stockholders of record at the close of business on March 27, 2006. The dividend rate is unchanged from the previous quarter (adjusting for the 3-for-2 stock split effective January 31, 2006).


Item 6. EXHIBITS

Exhibit No.    Description of Exhibit
--------------------------------------------------------------------------------
*10.1          Amended and Restated 1998 Stock Option/Restricted Stock Plan (as
               amended and restated December 15, 2005)
*10.2          Amended and Restated 2001 Management Incentive Plan for the CEO
               (as amended and restated March 6, 2006)
*10.3          Amended and Restated Supplemental Retirement Benefit dated
               March 6, 2006 between the Registrant and its CEO (as amended and restated March 6, 2006)
*10.4          Form of Excise Tax Restoration Agreement between the Registrant and its directors and named executive officers dated March 6,
               2006
*10.5          Form of Indemnity Agreement between the Registrant and its directors and named executive officers dated March 6, 2006
*10.6          Restricted Stock Agreement dated February 22, 2006 between the
               Registrant and its CEO
*10.7          Form of Restricted Stock Agreement between the Registrant and certain senior officers
 31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
 31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
 32.1          Section 1350 Certification of Chief Executive Officer
 32.2          Section 1350 Certification of Chief Financial Officer
 99.1          Press release dated March 6, 2006
 99.2          Press release dated March 6, 2006

* management contract or compensatory plan

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


March 8, 2006
-------------
(Date)