Form 10-Q
period 2006-04-30
FINANCIAL FEDERAL CORP
filed 2006-06-08
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2006

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

The number of shares outstanding of the registrant's common stock on June 1, 2006 was 27,159,938.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                      for the quarter ended April 30, 2006

                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
---------------------------------------------------------------------   --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets at April 30, 2006 (unaudited)
           and July 31, 2005 (audited)                                      3

         Consolidated Income Statements for the three and nine months
           ended April 30, 2006 and 2005 (unaudited)                        4

         Consolidated Statements of Changes in Stockholders' Equity
           for the nine months ended April 30, 2006 and 2005
           (unaudited)                                                      5

         Consolidated Statements of Cash Flows for the nine months
           ended April 30, 2006 and 2005 (unaudited)                        6

         Notes to Consolidated Financial Statements (unaudited)             7-14

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       14-24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        24

Item 4.  Controls and Procedures                                           24


Part II - Other Information
---------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       25

Item 5.  Other Information                                                 25

Item 6.  Exhibits                                                          25

Signatures                                                                 26

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS
        --------------------


                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

============================================================================================
                                                            April 30, 2006*    July 31, 2005
============================================================================================
ASSETS
Finance receivables                                             $ 1,921,678      $ 1,666,079
Allowance for credit losses                                         (24,027)         (24,225)
--------------------------------------------------------------------------------------------
     Finance receivables - net                                    1,897,651        1,641,854
Cash                                                                 11,408            8,456
Other assets                                                          9,386           11,535
--------------------------------------------------------------------------------------------
          TOTAL ASSETS                                          $ 1,918,445      $ 1,661,845
============================================================================================

LIABILITIES
Debt:
     Long-term ($6,600 at April 30, 2006 and $6,300 at
        July 31, 2005 due to related parties)                   $ 1,243,334      $   979,700
     Short-term                                                     230,000          280,000
Accrued interest, taxes and other liabilities                        67,084           60,031
--------------------------------------------------------------------------------------------
     Total liabilities                                            1,540,418        1,319,731
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                  --               --
Common stock - $.50 par value, authorized 100,000 shares,
     shares issued and outstanding (net of 1,696 treasury
     shares): 27,131 at April 30, 2006 and 26,231 at
     July 31, 2005                                                   13,566           13,116
Additional paid-in capital                                          119,525          109,226
Retained earnings                                                   244,363          219,772
Accumulated other comprehensive income                                  573               --
--------------------------------------------------------------------------------------------
     Total stockholders' equity                                     378,027          342,114
--------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,918,445      $ 1,661,845
============================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

============================================================================================
                                                   Three Months Ended      Nine Months Ended
                                                            April 30,              April 30,
                                                   -----------------------------------------
                                                       2006      2005        2006       2005
============================================================================================
Finance income                                      $41,429   $31,321    $117,420   $ 92,277
Interest expense                                     17,172    10,878      47,463     30,632
--------------------------------------------------------------------------------------------

   Net finance income before provision for credit
     losses on finance receivables                   24,257    20,443      69,957     61,645

Provision for credit losses on finance receivables       --       100          --      1,350
--------------------------------------------------------------------------------------------

     Net finance income                              24,257    20,343      69,957     60,295

Salaries and other expenses                           5,957     5,243      17,216     16,125
--------------------------------------------------------------------------------------------

     Income before provision for income taxes        18,300    15,100      52,741     44,170

Provision for income taxes                            7,148     5,858      20,616     17,130
--------------------------------------------------------------------------------------------

        NET INCOME                                  $11,152   $ 9,242    $ 32,125   $ 27,040
============================================================================================

EARNINGS PER COMMON SHARE:
        Diluted                                     $  0.42   $  0.35    $   1.22   $   1.04
============================================================================================
        Basic                                       $  0.43   $  0.36    $   1.24   $   1.06
============================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                -----------------      Paid-In    Retained  Comprehensive
                                Shares     Amount      Capital    Earnings         Income       Total
=====================================================================================================
BALANCE - JULY 31, 2004         25,903    $12,951     $101,920    $189,019           $ --    $303,890
  Net income                        --         --           --      27,040             --      27,040
  Common stock repurchased
     (30 shares retired and
     34 shares held in
     treasury)                     (64)       (32)      (1,001)       (594)            --      (1,627)
  Stock plan activity:
     Shares issued                 342        171        3,928         (57)            --       4,042
     Compensation recognized        --         --        1,988          --             --       1,988
     Tax benefits                   --         --          932          --             --         932
  Common stock cash dividends       --         --           --      (3,486)            --      (3,486)
-----------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 2005        26,181    $13,090     $107,767    $211,922           $ --    $332,779
=====================================================================================================


=====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                -----------------      Paid-In    Retained  Comprehensive
                                Shares     Amount      Capital    Earnings         Income       Total
=====================================================================================================
BALANCE - JULY 31, 2005         26,231    $13,116     $109,226    $219,772           $ --    $342,114
  Net income                        --         --           --      32,125             --      32,125
  Unrealized gain on cash
     flow hedge, net of tax         --         --           --          --            583         583
  Reclassification adjustment
     for realized gain
     included in net income,
     net of tax                     --         --           --          --            (10)        (10)
                                                                                               ------
  Comprehensive income                                                                         32,698
                                                                                               ------
  Common stock repurchased
     (retired)                     (25)       (13)        (475)       (246)            --        (734)
  Stock plan activity:
     Shares issued                 929        465        4,907         (52)            --       5,320
     Compensation recognized        --         --        4,285          --             --       4,285
     Excess tax benefits            --         --        1,582          --             --       1,582
  Common stock cash dividends       --         --           --      (7,129)            --      (7,129)
  Cash paid for fractional
     shares                         (4)        (2)          --        (107)            --        (109)
-----------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 2006        27,131    $13,566     $119,525    $244,363           $573    $378,027
=====================================================================================================

*     Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

==============================================================================================
Nine Months Ended April 30,                                                   2006        2005
==============================================================================================
Cash flows from operating activities:
  Net income                                                            $   32,125    $ 27,040
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred origination costs and fees                    10,965      11,579
     Stock-based compensation                                                2,235       1,988
     Provision for credit losses on finance receivables                         --       1,350
     Depreciation and amortization                                             629         602
     Decrease in other assets                                                1,500       7,702
     Increase (decrease) in accrued interest, taxes and other
       liabilities                                                           6,358      (4,716)
     Tax benefits from stock plans                                              --         932
     Excess tax benefits from stock-based awards                            (1,582)         --
----------------------------------------------------------------------------------------------
          Net cash provided by operating activities                         52,230      46,477
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                        (1,008,230)   (761,689)
  Finance receivables collected                                            743,518     619,026
----------------------------------------------------------------------------------------------
          Net cash used in investing activities                           (264,712)   (142,663)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Asset securitization borrowings                                          100,000      39,000
  Bank borrowings, net (decrease) increase                                 (47,065)    171,700
  Commercial paper, net increase                                            45,099      13,400
  Proceeds from term notes                                                 150,000          --
  Repayment of term notes                                                  (32,500)   (127,500)
  Proceeds from settlement of interest rate lock                               970          --
  Proceeds from stock option exercises                                       5,320       3,320
  Excess tax benefits from stock-based awards                                1,582          --
  Common stock cash dividends                                               (7,129)     (3,486)
  Repurchases of common stock                                                 (734)       (905)
  Cash paid for fractional shares of common stock                             (109)         --
----------------------------------------------------------------------------------------------
          Net cash provided by financing activities                        215,434      95,529
----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                              2,952        (657)
Cash - beginning of period                                                   8,456       6,981
----------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                    $   11,408    $  6,324
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

      We believe the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three and nine months ended April 30, 2006 may not be indicative of full year results.

      We split our common stock 3-for-2 in the form of a stock dividend on January 31, 2006. Stockholders received one share for every two shares owned. The Board of Directors declared the stock split December 15, 2005 and the record date was January 5, 2006. We paid $109 in lieu of issuing fractional shares. All share and per share amounts (including stock options, restricted stock and stock units), excluding treasury stock, in the Consolidated Financial Statements and accompanying notes were restated to reflect the split. We did not split treasury stock.

Use of Estimates

      GAAP requires us to make significant estimates and assumptions affecting the amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets, residual values and stock-based compensation. Actual results could differ from these estimates significantly.

Stock-Based Compensation Expense

      On August 1, 2005, we started recording compensation expense for stock options as required by Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R") and according to the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 using SFAS No. 123R's modified prospective method. This method requires us to record compensation expense for options unvested on August 1, 2005 and for options subsequently granted or modified. Prior periods will not be restated. Before August 1, 2005, we applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. We did not record compensation expense for stock options under APB No. 25. SFAS No. 123R did not change how we determine or recognize expense for shares of restricted stock and stock units.

      The fair values of options are recorded as compensation expense over the options' vesting periods using straight-line or graded-vesting (accelerated) methods. We use the Black-Scholes option-pricing model to calculate the fair value of stock options when they are granted. We use the graded-vesting method (the method used for SFAS No. 123, "Accounting for Stock-Based Compensation" pro forma disclosure) to recognize compensation expense for options unvested on August 1, 2005 and we use the straight-line method to recognize compensation expense for options granted after July 31, 2005. The fair values of shares of restricted stock and stock units equal the market value of our common stock on the dates awarded and are recorded as compensation expense over the awards' vesting periods using the straight-line method for awards without a performance condition and the graded-vesting method for awards with a performance condition. SFAS No. 123R requires compensation expense to be recorded only for stock-based awards expected to vest. Therefore, we must estimate how many awards will be forfeited and periodically review our estimates based on actual forfeitures and revise them cumulatively as necessary.

      We capitalize (defer recognizing) a portion of stock-based compensation expense as required by SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91"). Amounts capitalized are included in finance receivables and amortized as a reduction of finance income over the terms of finance receivables using the interest method.

      We record tax benefits (reductions of the provision for income taxes) on compensation expense from shares of restricted stock and stock units, non-qualified stock options and from incentive stock options only when employees sell the shares they purchased within one year of the exercise.

      Total compensation recorded, compensation capitalized under SFAS No. 91, compensation included in salaries and other expenses and tax benefits recorded for stock options, shares of restricted stock and stock units and total stock-based compensation follow:

      ====================================================================================
                                                Three Months Ended       Nine Months Ended
                                                         April 30,               April 30,
                                                ------------------------------------------
                                                     2006     2005         2006       2005
      ====================================================================================
      Compensation for stock options:
      -------------------------------
      Total recorded                               $  442     $ --       $1,422     $   --
      Capitalized under SFAS No. 91                   266       --          842         --
      ------------------------------------------------------------------------------------
        Included in salaries and other expenses    $  176     $ --       $  580     $   --
      ====================================================================================
      Tax benefits recorded                        $   29     $ --       $   86     $   --
      ====================================================================================

      Compensation for shares of restricted
      stock and stock units:
      -------------------------------------
      Total recorded                               $1,198     $645       $2,863     $1,988
      Capitalized under SFAS No. 91                   484      290        1,208        883
      ------------------------------------------------------------------------------------
        Included in salaries and other expenses    $  714     $355       $1,655     $1,105
      ====================================================================================
      Tax benefits recorded                        $  276     $135       $  636     $  424
      ====================================================================================

      Total stock-based compensation:
      -------------------------------
      Total recorded                               $1,640     $645       $4,285     $1,988
      Capitalized under SFAS No. 91                   750      290        2,050        883
      ------------------------------------------------------------------------------------
        Included in salaries and other expenses    $  890     $355       $2,235     $1,105
      ====================================================================================
      Tax benefits recorded                        $  305     $135       $  722     $  424
      ====================================================================================

      Compensation expense recorded for stock options reduced basic earnings per share for the three and nine months ended April 30, 2006 by $0.01 and $0.03, respectively, and reduced diluted earnings per share for the three and nine months ended April 30, 2006 by $0.01 and $0.02, respectively.

      The effect on net income and earnings per share had we recorded compensation expense for options in fiscal 2005 under SFAS No. 123 follow:

      ================================================================================
                                                Three Months Ended   Nine Months Ended
                                                    April 30, 2005      April 30, 2005
      ================================================================================
      Net income, as reported                             $  9,242            $ 27,040
      Add:  Compensation expense recorded for
        stock awards (after-tax)                               395               1,216
      Deduct:  Total stock-based compensation
        expense determined under fair value
        based method for all awards (after-tax)               (905)             (2,712)
      --------------------------------------------------------------------------------
           Pro forma net income                           $  8,732            $ 25,544
      ================================================================================
      Diluted earnings per common share:
           As reported                                    $   0.35            $   1.04
           Pro forma                                          0.34                0.98
      ================================================================================
      Basic earnings per common share:
           As reported                                    $   0.36            $   1.06
           Pro forma                                          0.34                1.00
      ================================================================================


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      =================================================================
                                       April 30, 2006     July 31, 2005
      =================================================================
      Loans:
         Fixed rate                        $1,617,555        $1,386,094
         Floating rate                        127,442           104,999
      -----------------------------------------------------------------
            Total loans                     1,744,997         1,491,093
      Direct financing leases *               176,681           174,986
      -----------------------------------------------------------------
                Finance receivables        $1,921,678        $1,666,079
      =================================================================
      * includes residual values of $36,300 at April 30, 2006 and $37,400 at July 31, 2005

      The allowance for credit losses activity is summarized below:

      =============================================================================
                                          Three Months Ended      Nine Months Ended
                                                   April 30,              April 30,
                                          -----------------------------------------
                                             2006       2005        2006       2005
      =============================================================================
      Allowance - beginning of period     $24,116    $24,250     $24,225    $24,081
         Provision for credit losses           --        100          --      1,350
         Write-downs                       (1,046)    (1,371)     (2,901)    (4,455)
         Recoveries                           957      1,248       2,703      3,251
      -----------------------------------------------------------------------------
      Allowance - end of period           $24,027    $24,227     $24,027    $24,227
      =============================================================================
      Percentage of finance receivables      1.25%      1.52%       1.25%      1.52%
      =============================================================================
      Net charge-offs *                   $    89    $   123     $   198    $ 1,204
      =============================================================================
      Loss ratio **                          0.02%      0.03%       0.01%      0.11%
      =============================================================================

      *   write-downs less recoveries
      **  net charge-offs over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      =======================================================================
                                             April 30, 2006     July 31, 2005
      =======================================================================
      Finance receivables classified as
         non-accrual                                $12,059           $23,656
      Assets received to satisfy finance
         receivables                                    406             1,674
      -----------------------------------------------------------------------
           Non-performing assets                    $12,465           $25,330
      =======================================================================

      The allowance for credit losses included $500 at April 30, 2006 and $800 at July 31, 2005 specifically allocated to $4,900 and $6,700, respectively, of impaired finance receivables.

      We also provide commitments to extend credit. These commitments contain off-balance sheet risk and are subject to the same credit policies and procedures as finance receivables. At April 30, 2006 and July 31, 2005, the unused portion of these commitments was $25,000 and $15,100, respectively.


NOTE 3 - DEBT

      Debt is summarized below:

      =======================================================================
                                             April 30, 2006     July 31, 2005
      =======================================================================
      Fixed rate term notes:
         5.00% due 2010 - 2011                   $  250,000        $  200,000
         5.45% - 5.92% due 2006 - 2013              135,000            42,500
         6.23% - 6.80% due 2007 - 2008               36,250            36,250
         6.98% due 2006                                  --            25,000
      -----------------------------------------------------------------------
            Total fixed rate term notes             421,250           303,750
      Fixed rate term notes swapped to
         floating rates due 2008 - 2010             143,250           143,250
      Floating rate term note due 2007               10,000            10,000
      2.0% convertible debentures due 2034          175,000           175,000
      -----------------------------------------------------------------------
                Total term debt                     749,500           632,000
      Asset securitization financings               425,000           325,000
      Bank borrowings                               165,935           213,000
      Commercial paper                              139,099            94,000
      -----------------------------------------------------------------------
                Total principal                   1,479,534         1,264,000
      Fair value adjustment of hedged debt           (6,200)           (4,300)
      -----------------------------------------------------------------------
                     Total debt                  $1,473,334        $1,259,700
      =======================================================================

Term Notes

      We issued $200,000 of unsecured fixed rate term notes in March 2006. The notes include $160,000 of five-year, 5.45% notes and $40,000 of seven-year, 5.56% notes. The notes are due at maturity in March 2011 and 2013. We received $100,000 in March 2006 and $100,000 in May 2006. Interest on the notes is payable semi-annually. Prepayment of the notes is subject to a premium based on a yield maintenance formula.

      We issued $250,000 of five-year, 5.0% fixed rate term notes in May 2005. We received $200,000 in May 2005 and $50,000 in August 2005. Interest is payable semi-annually. The notes are due at maturity in May and August 2010. Prepayment of the notes is subject to a premium based on a yield maintenance formula.

Convertible Debentures

      The convertible debentures were originally convertible into 5,954,000 shares of common stock at the conversion price of $29.40 per share resulting in an initial conversion rate of 34.0167 shares per $1 (one thousand) of principal. In December 2004, we irrevocably elected (under the existing terms of the debentures and without modifying the debentures) to pay the value of converted debentures, not exceeding the principal amount, in cash. This eliminated the 5,954,000 shares of common stock originally issuable upon conversion. We will pay any value of converted debentures over principal with shares of common stock. Shares needed to pay the value of converted debentures over their principal amount would equal the amount the price of our common stock on the conversion date exceeds the conversion price, divided by the price of our common stock on the conversion date and multiplied by the number of convertible shares. No event allowing for the debentures to be converted has occurred through April 30, 2006.

      The conversion rate increases when we pay common stock cash dividends. At April 30, 2006, the conversion rate was 34.62 shares, the conversion price was $28.89 and we would have to pay the value of 6,059,000 shares upon conversion of all the debentures. Future cash dividends will cause further adjustments.

Asset Securitization Financings

      Our asset securitization facility was increased $100,000 to $425,000 in August 2005 and we borrowed the additional amount. The facility provides for committed revolving financing for one year. The facility was renewed in April 2006 and expires in April 2007. If the facility is not renewed again, we can convert borrowings into term debt. Finance receivables include $489,000 and $381,000 of securitized receivables at April 30, 2006 and July 31, 2005, respectively. We can securitize an additional $276,000 of finance receivables at April 30, 2006. Borrowings are limited to 94% of securitized receivables and can be further limited based on the eligibility of securitized receivables.

Bank Borrowings

      We have $470,000 of committed unsecured revolving credit facilities with several banks expiring as follows; $222,500 in one year and $247,500 between March 2010 and April 2011.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      =========================================================================
                                               April 30, 2006     July 31, 2005
      =========================================================================
      Term notes                                   $  533,300          $410,200
      Asset securitization financings                 230,000           162,000
      Convertible debentures                          175,000           175,000
      Bank borrowings and commercial paper
         supported by bank credit facilities
         expiring after one year                      205,034           182,500
      Bank borrowings refinanced with term
         notes                                        100,000            50,000
      -------------------------------------------------------------------------
             Total long-term debt                  $1,243,334          $979,700
      =========================================================================


NOTE 4 - DERIVATIVES

      In January 2006, we entered into a $100,000 interest rate lock expiring in March 2006. We designated the rate lock as a cash flow hedge of an anticipated issuance of five-year fixed rate term notes hedging the risk of adverse interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. We terminated the lock early when the interest rate was set on the note issuance in February 2006. We realized a $970 gain and determined there was no hedge ineffectiveness. The cash flow hedge gain was recorded in stockholders' equity as accumulated other comprehensive income net of tax and is being recognized as a reduction of interest expense over the five-year term of the notes issued.

      The notional amount of fixed to floating rate interest rate swaps was $143,250 at April 30, 2006 and July 31, 2005. We designated the swaps as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. We receive fixed amounts equal to the fixed rates of the hedged notes, and we pay amounts equal to floating rates indexed to six-month LIBOR on the swaps' notional amounts. We record the differences between these amounts in interest expense. We receive a weighted average fixed rate of 4.88% and the weighted average floating pay rate was 6.39% at April 30, 2006 and 5.02% at July 31, 2005. The fair value of the swaps was a liability of $6,200 at April 30, 2006 and $4,300 at July 31, 2005.

NOTE 5 - STOCKHOLDERS' EQUITY

      We split our common stock 3-for-2 in the form of a stock dividend in January 2006 and we raised our quarterly dividend to $0.10 per share from $0.067 per share in December 2005. In March 2006, we received (and retired) 25,000 shares of common stock from certain officers at $28.82 per share as payment of income taxes we were required to withhold when shares of their restricted stock vested. At April 30, 2006, $17,600 was available for future repurchases under our repurchase program.


NOTE 6 - STOCK PLANS

      Our 1998 Stock Option/Restricted Stock Plan (the "1998 Plan") was approved by stockholders in fiscal 1999 and was amended in fiscal 2002 to include restricted stock grants and in December 2005 according to its original terms to increase the number of shares available for the January 2006 stock split. We can grant 3,750,000 incentive or non-qualified stock options or shares of restricted stock to officers, other employees and directors. The 1998 Plan expires in September 2008. None of the options or shares of restricted stock awarded under the 1998 Plan are performance based. The exercise price of incentive stock options may not be less than the fair market value of our common stock when granted and the term of incentive stock options is limited to ten years. At April 30, 2006, 128,000 shares of common stock were available for grants of stock options and shares of restricted stock.

      Options granted under the 1998 Plan through the first half of fiscal 2005 typically were incentive stock options with a six-year term vesting 25% after two, three, four and five years and options granted in the second half of fiscal 2005 were non-qualified options with a four-year term vesting 33 1/3% on July 31, 2005, 2006 and 2007. In February 2006, we granted 144,000 non-qualified stock options with a five-year term vesting 25% after one, two, three and four years.

      Shares of restricted stock awarded under the 1998 Plan (excluding the 435,000 shares awarded to executive officers in February 2006) vest annually in equal amounts over original periods of three to eight years (seven year weighted-average). Shares of restricted stock awarded to executive officers in February 2006 vest six months after the executive officer attains age 62 or in August 2026 if earlier (twelve year weighted average).

      The Management Incentive Plan ("MIP") for our Chief Executive Officer ("CEO") was approved by stockholders in fiscal 2002 and was amended in December 2005 according to its original terms to increase the number of shares for the January 2006 stock split. Under the MIP, the CEO can be awarded shares of restricted stock and a cash or stock bonus if predetermined performance goals are achieved. The MIP provides for 750,000 shares of restricted stock to be awarded with a 150,000 share annual limit. The MIP expires in December 2006. In November 2005, we awarded 41,000 shares of restricted stock to the CEO under the MIP as a bonus for fiscal 2006 subject to certain performance conditions. Any shares received will vest annually in equal amounts over four years. In September 2005, the CEO received 27,000 shares of restricted stock under the MIP as a bonus for fiscal 2005. These shares vest annually in equal amounts over four years. At April 30, 2006, 495,000 shares of restricted stock were available for future awards and 143,000 shares of the CEO's restricted stock were unvested and are scheduled to vest over approximately four years.

      We established a Supplemental Retirement Benefit ("SERP") for our CEO in fiscal 2002 and amended it in December 2005 according to its original terms to increase the number of units for the January 2006 stock split and in March 2006 as described in the following paragraph. We awarded 150,000 stock units vesting annually in equal amounts over eight years. Subject to forfeiture, the CEO will receive shares of common stock equal to the number of stock units vested when the CEO retires. At April 30, 2006, 75,000 units were unvested. The modified fair value of these units is $23.93.

      The restricted stock agreements (excluding the executive officers' February 2006 agreements) and the SERP provide for all unvested shares or stock units to vest immediately when certain events occur including the sale of the Company, the officer's death or disability and qualifying employment terminations. Unvested shares are also subject to forfeiture. The executive officers' February 2006 restricted stock agreements provide for (i) all shares to vest immediately upon the sale of the Company or the executive officer's death or disability (ii) a portion (based on the percentage of the vesting period elapsed) of the shares to vest immediately upon a qualifying termination of employment and (iii) forfeiture of all shares upon a non-qualifying termination of employment. Employees receive dividends on all unvested shares of restricted stock and the CEO receives dividend equivalent payments on stock units under the SERP (as amended and effective in March 2006). The restricted stock agreements and the SERP (as amended in March 2006) also allow employees to pay income taxes required to be withheld at vesting by surrendering a portion of the shares vested.

      Stock options, shares of restricted stock and stock units are the only incentive compensation we provide (other than a cash bonus for the CEO) and we believe these stock-based awards further align employees' objectives with those of our stockholders. We issue new shares when options are exercised or when we award shares of restricted stock and we do not have a stock repurchase policy.

      Stock option activity and related information for the nine months ended April 30, 2006 is summarized below (options and intrinsic value in thousands):

      =========================================================================
                                                   Weighted-Average
                                               --------------------
                                               Exercise        Term   Intrinsic
                                      Options     Price   (in years)     Value*
      =========================================================================
      Outstanding - August 1, 2005      1,806    $19.09
         Granted                          152     28.80
         Exercised                       (324)    16.45
         Canceled and expired             (19)
      ---------------------------------------
      Outstanding - April 30, 2006      1,615    $20.50         2.92    $12,750
      =========================================================================
      Exercisable - April 30, 2006        666    $18.62         2.20    $ 6,500
      =========================================================================
      * number of options multiplied by the difference between the $28.40 closing price of our common stock on April 30, 2006 and the weighted-average exercise price

      The weighted-average fair value of the 152,000 non-qualified options granted in the nine months ended April 30, 2006 was $6.47. We used the following weighted-average assumptions to calculate the fair values of these options: expected life - 3.7 years (based on an analysis of historical exercise behavior and the Securities and Exchange Commission's simplified method that result in similar amounts); expected volatility - 25% (based on historical stock prices over the expected life), risk-free interest rate - 4.6% and expected dividend yield - 1.5%. The intrinsic value of options exercised (options exercised multiplied by the difference between the closing prices of our common stock on the exercise dates and the exercise prices) in the nine months ended April 30, 2006 was $3,900 or $12.03 per option.

      Restricted stock activity under the 1998 Plan and the MIP and related information for the nine months ended April 30, 2006 are summarized below (shares in thousands):

      =====================================================================
                                                           Weighted-Average
                                           Shares     Grant-Date Fair Value
      =====================================================================
      Unvested - August 1, 2005               585                    $19.53
         Granted                              605                     28.68
         Vested                               (97)                    19.35
         Forfeited                             --
      -------------------------------------------
      Unvested - April 30, 2006             1,093                    $24.62
      =====================================================================

      The intrinsic value of the 97,000 shares of restricted stock that vested in the nine months ended April 30, 2006 was $2,800 or $28.73 per share (the weighted-average of the closing prices of our common stock on the dates vested).

      Future compensation expense (before deferral under SFAS No. 91) for stock-based awards unvested at April 30, 2006 and expected to vest and the weighted-average periods the expense will be recognized over are as follows:

      =====================================================================
                                         Expense     Weighted-Average Years
      =====================================================================
      Restricted stock                   $21,300                        6.6
      Stock options                        2,400                        2.5
      Stock units                          1,800                        3.7
      ------------------------------------------
           Total                         $25,500                        6.0
      =====================================================================

NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ==========================================================================
                                         Three Months Ended    Nine Months Ended
                                                  April 30,            April 30,
                                         ---------------------------------------
                                             2006      2005       2006      2005
      ==========================================================================
      Net income                          $11,152    $9,242    $32,125   $27,040
      ==========================================================================
      Weighted average common shares
        outstanding (used for basic EPS) 26,017 25,604 25,844 25,469 Effect of dilutive securities:
        Stock options                         369       340        354       392
        Shares of restricted stock and
          stock units                         204       136        219       176
      --------------------------------------------------------------------------
      Adjusted weighted average common
        shares outstanding (used for
        diluted EPS)                       26,590    26,080     26,417    26,037
      ==========================================================================
      Earnings per common share:
        Diluted                           $  0.42    $ 0.35    $  1.22   $  1.04
        Basic                                0.43      0.36       1.24      1.06
      ==========================================================================

      The convertible debentures will not lower diluted EPS until the quarterly average price of our common stock exceeds the adjusted conversion price; currently $28.89. In fiscal periods when the average price of our common stock exceeds the adjusted conversion price, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,059,000 (referred to as the treasury stock method). The average price of our common stock was $28.66 and $27.54 for the three and nine months ended April 30, 2006, respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

OVERVIEW

      Financial Federal Corporation is an independent financial services company operating in the United States through three wholly owned subsidiaries. We do not have any unconsolidated subsidiaries, partnerships or joint ventures. We also do not have any off-balance sheet assets or liabilities (other than commitments to extend credit), goodwill, other intangible assets or pension obligations, and we are not involved in income tax shelters. We have one fully consolidated special purpose entity we established for our on-balance-sheet asset securitization facility.

      We have one line of business; lending money in the form of installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity (money available for us to borrow) is important. We borrow from banks and insurance companies and issue commercial paper to money market funds and other investors. Approximately 75% of our finance receivables were funded with debt at April 30, 2006.

      We earn interest income on our finance receivables and incur interest expense on our debt. We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the credit quality of our receivables and (iii) managing our interest rate risk. At April 30, 2006, interest rates on our finance receivables were 93% fixed and 7% floating, and interest rates on our debt were 47% fixed and 53% floating (as adjusted for the $100.0 million received in May 2006 from the fixed rate term notes issued in March 2006). Therefore, changes in market interest rates affect our profitability significantly. The credit quality of our finance receivables can also affect our profitability significantly. Credit quality can affect finance income, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring write-downs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

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

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the customer, equipment vendors, manufacturers and the customer's owners or affiliates), collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.0 million (1.25% of finance receivables) at April 30, 2006 including $0.5 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and a general amount to provide for losses inherent in the remainder of finance receivables. In evaluating the fair value of impaired receivables, we may record a write-down or establish a specific allowance based on the probability of loss. We record write-downs based on the fair value of the collateral. We establish specific allowances when collecting all amounts due is not fully supported solely by the value of the primary collateral depending on the level and type of other items supporting collectibility. To estimate the general allowance each quarter, we first analyze write-downs for the prior two years (comparable with the average life of our receivables) to develop percentage loss ranges to apply to receivables according to their assigned risk profile. Risk profiles are assigned to receivables based on industry and past due status. We then adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors to arrive at the estimated allowance. We record a provision for credit losses if the recorded allowance differs from the amount estimated. Although our method is designed to calculate probable losses, because significant estimates are used, the adjusted calculated range of losses may differ from actual losses significantly.

      We record impaired finance receivables at their current estimated fair value (if less than their carrying amount). We record assets received to satisfy receivables at their current estimated fair value less selling costs (if less than their carrying amount). We estimate these values based on our evaluation of the expected cash flows and market value and condition of the collateral or assets. We evaluate market value by analyzing recent sales of similar equipment and used equipment publications, using our market knowledge and making inquiries of equipment vendors. Unexpected adverse changes in or incorrect conclusions on expected cash flows, market value or the condition of collateral or assets, or time needed to sell the equipment would require us to record a write-down lowering net income. Impaired finance receivables and assets received to satisfy receivables totaled $12.5 million (0.6% of finance receivables) at April 30, 2006.

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $36.3 million (1.9% of finance receivables) at April 30, 2006. Historically, we have realized the recorded residual value on disposition.

      We record compensation expense for stock options under SFAS No. 123R using the Black-Scholes option pricing model. This model requires estimates of expected volatility of the price of our common stock, the expected life of options and the expected dividend rate. Estimating volatility, expected life and dividend rate requires significant judgment and an analysis of historical data. Also, SFAS No. 123R requires us to estimate forfeitures of stock options and shares of restricted stock (also based on an analysis of historical data). If actual results differ from these estimates significantly, compensation expense for options and shares of restricted stock and our results of operations could be impacted materially.

RESULTS OF OPERATIONS

Comparison of three months ended April 30, 2006 to three months ended April 30, 2005

      ======================================================================
                                    Three Months Ended
                                             April 30,
      ($ in millions, except        ------------------
      per share amounts)                 2006     2005   $ Change   % Change
      ======================================================================
      Finance income                    $41.4    $31.3      $10.1         32%
      Interest expense                   17.1     10.9        6.2         58
      Net finance income before
        provision for credit losses      24.3     20.4        3.9         19
      Provision for credit losses          --      0.1       (0.1)      (100)
      Salaries and other expenses         6.0      5.2        0.8         14
      Provision for income taxes          7.1      5.9        1.2         22
      Net income                         11.2      9.2        2.0         21

      Diluted earnings per share         0.42     0.35       0.07         20
      Basic earnings per share           0.43     0.36       0.07         19
      ======================================================================

      Net income increased by 21% to $11.2 million in the third quarter of fiscal 2006 from $9.2 million in the third quarter of fiscal 2005. The increase resulted from receivables growth and the higher net yield on finance receivables, partially offset by the effects of significantly higher short-term market interest rates.

      Finance income increased by 32% to $41.4 million in the third quarter of fiscal 2006 from $31.3 million in the third quarter of fiscal 2005. The increase resulted from the 20% increase in average finance receivables ($307.0 million) to $1.86 billion in the third quarter of fiscal 2006 from $1.56 billion in the third quarter of fiscal 2005 and the higher net yield on finance receivables. Higher market interest rates, an increase in non-interest finance income and lower non-accrual receivables raised the net yield on finance receivables to 9.12% in the third quarter of fiscal 2006 from 8.25% in the third quarter of fiscal 2005.

      Interest expense (incurred on borrowings used to fund finance receivables) increased by 58% to $17.1 million in the third quarter of fiscal 2006 from $10.9 million in the third quarter of fiscal 2005. The increase resulted from higher average short-term market interest rates and the 23% ($261.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower weighted-average rate on our fixed rate term debt and better credit spreads, raised our weighted average cost of funds to 4.96% in the third quarter of fiscal 2006 from 3.85% in the third quarter of fiscal 2005.

      Net finance income before provision for credit losses on finance receivables increased by 19% to $24.3 million in the third quarter of fiscal 2006 from $20.4 million in the third quarter of fiscal 2005. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables outstanding) decreased slightly to 5.34% in the third quarter of fiscal 2006 from 5.39% in the third quarter of fiscal 2005.

      We did not record a provision for credit losses on finance receivables in the third quarter of fiscal 2006. The provision was $0.1 million in the third quarter of fiscal 2005. The provision for credit losses is the amount needed to change the allowance for credit losses to the estimated level of inherent losses in finance receivables. Based on the low amount of net charge-offs and continued strong asset quality, we did not need to increase the allowance. Net charge-offs (write-downs of finance receivables less recoveries) were $0.1 million in the third quarters of fiscal 2006 and 2005. The loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) decreased to 0.02% in the third quarter of fiscal 2006 from 0.03% in the third quarter of fiscal 2005. Net charge-offs decreased because of significantly fewer non-accrual receivables.

      Salaries and other expenses increased by 14% to $6.0 million in the third quarter of fiscal 2006 from $5.2 million in the third quarter of fiscal 2005. The increase resulted from increased salary expense and, to a lesser extent, general increases in other operating expenses from strong receivables growth, partially offset by cost savings from significantly fewer non-performing assets. Salary expense increased because SFAS No. 123R required us to record compensation expense for stock options starting in fiscal 2006 and because salaries and the number of employees increased. Salary expense includes $0.2 million for stock options. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) improved to 1.31% in the third quarter of fiscal 2006 from 1.38% in the third quarter of fiscal 2005 because the rate of receivables growth exceeded the percentage increase in expenses. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 24.6% in the third quarter of fiscal 2006 from 25.6% in the third quarter of fiscal 2005 because the percentage increase in net finance income exceeded the percentage increase in expenses.

      Diluted earnings per share increased by 20% to $0.42 per share in the third quarter of fiscal 2006 from $0.35 per share in the third quarter of fiscal 2005, and basic earnings per share increased by 19% to $0.43 per share in the third quarter of fiscal 2006 from $0.36 per share in the third quarter of fiscal 2005.

      Compensation expense recorded for stock options under SFAS No. 123R reduced net income by $0.2 million and reduced diluted and basic earnings per share by $0.01 in the third quarter of fiscal 2006.


Comparison of nine months ended April 30, 2006 to nine months ended April 30,
2005

      ======================================================================
                                     Nine Months Ended
                                             April 30,
      ($ in millions, except         -----------------
      per share amounts)                 2006     2005   $ Change   % Change
      ======================================================================
      Finance income                   $117.4    $92.3      $25.1         27%
      Interest expense                   47.5     30.7       16.8         55
      Net finance income before
        provision for credit losses      69.9     61.6        8.3         14
      Provision for credit losses          --      1.4       (1.4)      (100)
      Salaries and other expenses        17.2     16.1        1.1          7
      Provision for income taxes         20.6     17.1        3.5         20
      Net income                         32.1     27.0        5.1         19

      Diluted earnings per share         1.22     1.04       0.18         17
      Basic earnings per share           1.24     1.06       0.18         17
      ======================================================================

      Net income increased by 19% to $32.1 million in the first nine months of fiscal 2006 from $27.0 million in the first nine months of fiscal 2005. The increase resulted from receivables growth, the higher net yield on finance receivables and strong asset quality, partially offset by the effects of significantly higher short-term market interest rates.

      Finance income increased by 27% to $117.4 million in the first nine months of fiscal 2006 from $92.3 million in the first nine months of fiscal 2005. The increase resulted from the 18% increase in average finance receivables ($268.0 million) to $1.78 billion in the first nine months of fiscal 2006 from $1.52 billion in the first nine months of fiscal 2005 and the higher net yield on finance receivables. Higher market interest rates, an increase in non-interest finance income and lower non-accrual receivables raised the net yield on finance receivables to 8.80% in the first nine months of fiscal 2006 from 8.14% in the first nine months of fiscal 2005.

      Interest expense increased by 55% to $47.5 million in the first nine months of fiscal 2006 from $30.7 million in the first nine months of fiscal 2005. The increase resulted from higher average short-term market interest rates and the 20% ($222.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower weighted-average rate on our fixed rate term debt and better credit spreads, raised our weighted average cost of funds to 4.70% in the first nine months of fiscal 2006 from 3.63% in the first nine months of fiscal 2005.

      Net finance income before provision for credit losses on finance receivables increased by 14% to $69.9 million in the first nine months of fiscal 2006 from $61.6 million in the first nine months of fiscal 2005. Net interest margin decreased to 5.25% in the first nine months of fiscal 2006 from 5.44% in the first nine months of fiscal 2005 because of the significant increase in short-term market interest rates.

      We did not record a provision for credit losses on finance receivables in the first nine months of fiscal 2006 because of low net charge-offs and continued strong asset quality. The provision was $1.4 million in the first nine months of fiscal 2005. Net charge-offs decreased to $0.2 million in the first nine months of fiscal 2006 from $1.2 million in the first nine months of fiscal 2005. The loss ratio decreased to 0.01% in the first nine months of fiscal 2006 from 0.11% in the first nine months of fiscal 2005. Net charge-offs decreased because of significantly fewer non-accrual receivables.

      Salaries and other expenses increased by 7% to $17.2 million in the first nine months of fiscal 2006 from $16.1 million in the first nine months of fiscal 2005. The increase resulted from increased salary expense and, to a lesser extent, general increases in other operating expenses from strong receivables growth, partially offset by cost savings from significantly fewer non-performing assets. Salary expense increased because SFAS No. 123R required us to record compensation expense for stock options starting in fiscal 2006 and because salaries increased. Salary expense includes $0.6 million for stock options. The expense ratio improved to 1.29% in the first nine months of fiscal 2006 from 1.42% in the first nine months of fiscal 2005 because the rate of receivables growth exceeded the percentage increase in expenses. The efficiency ratio improved to 24.6% in the first nine months of fiscal 2006 from 26.2% in the first nine months of fiscal 2005 because the percentage increase in net finance income exceeded the percentage increase in expenses.

      Diluted earnings per share increased by 17% to $1.22 per share in the first nine months of fiscal 2006 from $1.04 per share in the first nine months of fiscal 2005, and basic earnings per share increased by 17% to $1.24 per share in the first nine months of fiscal 2006 from $1.06 per share in the first nine months of fiscal 2005.

      Compensation expense recorded for stock options under SFAS No. 123R reduced net income by $0.6 million, reduced diluted earnings per share by $0.02 and reduced basic earnings per share by $0.03 in the first nine months of fiscal 2006.


FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future net charge-offs and non-performing assets.

      ===============================================================================
                                        April 30,    July 31,
      ($ in millions)                       2006*       2005*    $ Change    % Change
      ===============================================================================
      Finance receivables                $1,921.7    $1,666.1      $255.6          15%
      Allowance for credit losses            24.0        24.2        (0.2)         (1)
      Net charge-offs                         0.2         0.6        (0.4)        (65)
      Non-performing assets                  12.5        25.3       (12.8)        (51)
      Delinquent finance receivables          4.9        10.2        (5.3)        (52)

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses            1.25%       1.45%
      Net charge-offs (annualized)           0.01        0.05
      Non-performing assets                  0.65        1.52
      Delinquent finance receivables         0.25        0.61
      ===============================================================================

      *  as of and for the nine months ended

      Finance receivables grew 15% ($256 million) during the first nine months of fiscal 2006 to $1.92 billion at April 30, 2006 from $1.67 billion at July 31, 2005. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 91% ($1.74 billion) of finance receivables and leases were 9% ($177 million) at April 30, 2006.

      Finance receivables originated in the third quarter of fiscal 2006 and 2005 were $360 million and $269 million, respectively, and finance receivables originated in the first nine months of fiscal 2006 and 2005 were $1.01 billion and $762 million, respectively. Originations increased because of greater demand for equipment financing. Finance receivables collected in the third quarter of fiscal 2006 and 2005 were $247 million and $208 million, respectively, and finance receivables collected in the first nine months of fiscal 2006 and 2005 were $744 million and $619 million, respectively. Collections increased because of higher average receivables and increased prepayments in the first quarter of fiscal 2006.

      Our primary focus is the credit quality of our receivables. We manage our credit risk by using disciplined and proven underwriting policies and procedures, by monitoring our receivables closely and by handling non-performing accounts effectively. Our underwriting policies and procedures require a first lien on equipment financed. We focus on financing equipment with an economic life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with equipment possessing these characteristics can mitigate potential net charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advance payments or hold back a portion of the amount financed. We do not finance or lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

      Our underwriting policies limit our credit exposure with any single customer. This limit was $34.0 million at April 30, 2006. Our ten largest customers accounted for $103.0 million (5.4%) of total finance receivables at April 30, 2006.

      The allowance for credit losses was $24.0 million at April 30, 2006 and $24.2 million at July 31, 2005. The allowance level declined to 1.25% of finance receivables at April 30, 2006 from 1.45% at July 31, 2005 because of lower net charge-offs and continued strong asset quality. We determine the allowance quarterly based on an analysis of historical losses and the past due status of receivables at the end of the quarter adjusted for expected recoveries and any differences between current and historical loss trends and other factors. The allowance level may decline further if our asset quality statistics remain at favorable levels.

      Net charge-offs of finance receivables (write-downs less recoveries) decreased to $0.2 million in the first nine months of fiscal 2006 from $0.6 million in the last nine months of fiscal 2005 (the prior nine month period) and the loss ratio decreased to 0.01% from 0.05%. Net charge-offs were $89,000 in the third quarter of fiscal 2006 compared to $72,000 in the second quarter of fiscal 2006 and the loss ratios were 0.02%. Net charge-offs are at these low levels because of the low amount of non-performing assets.

      The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      ========================================================================
                                          April 30,     July 31,     April 30,
                                               2006         2005          2005
      ========================================================================
      Non-accrual finance receivables *       $12.1        $23.6         $24.5
      Repossessed equipment                     0.4          1.7           2.1
      ------------------------------------------------------------------------
         Total non-performing assets          $12.5        $25.3         $26.6
      ========================================================================
      Delinquent finance receivables          $ 4.9        $10.2         $11.1
      ========================================================================
      Percentage of non-accrual
         receivables not delinquent              75%          65%           75%
      ========================================================================
      * before specifically allocated allowance of $0.5 million at April 30, 2006, $0.8 million at July 31, 2005 and $0.4 million at April 30, 2005

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

LIQUIDITY AND CAPITAL RESOURCES

      We describe our need for raising and having available substantial amounts of capital (debt and equity), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity and credit ratings. Our credit ratings were affirmed in August 2005, our leverage is low for a finance company, we have ample liquidity available and the maturities of our debt are staggered and exceed the maturities of our finance receivables.

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely and we diversify our funding sources. Funding sources available to us include operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, committed unsecured revolving bank credit facilities, dealer placed and direct issued commercial paper and sales of common and preferred equity. We believe our liquidity sources are diversified and we are not dependent on any funding source or provider.

      We had $165.0 million available to borrow under our bank credit facilities (after subtracting commercial paper outstanding) at April 30, 2006. This amount increased to $265.0 million in May 2006 after we repaid borrowings under these facilities with the $100.0 million we received from the term notes issued in March 2006. Our asset securitization facility could be increased by $259.0 million at April 30, 2006 and we could issue more term debt. We believe, but cannot assure, sufficient liquidity is available to support our future operations and growth.

      Our term debt is rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and commercial paper issued by our major operating subsidiary ($124.0 million at April 30, 2006) is rated 'F2' by Fitch. Fitch last affirmed its investment grade ratings on our debt in August 2005 and maintained its stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause.

      Total debt increased by 17% ($213.6 million) to $1.47 billion at April 30, 2006 from $1.26 billion at July 31, 2005 and stockholders' equity increased by 10% ($35.9 million) to $378.0 million at April 30, 2006 from $342.1 million at July 31, 2005. Leverage (debt-to-equity ratio) remained at a low 3.9 allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5.

      Debt comprised the following ($ in millions):

      ===================================================================================
                                                  April 30, 2006            July 31, 2005
                                             -------------------     --------------------
                                               Amount    Percent       Amount     Percent
      ===================================================================================
      Term notes                             $  574.5         39%    $  457.0          36%
      Asset securitization financings           425.0         29        325.0          26
      Convertible debentures                    175.0         12        175.0          14
      Borrowings under bank credit
         facilities                             165.9         11        213.0          17
      Commercial paper                          139.1          9         94.0           7
      -----------------------------------------------------------------------------------
           Total principal                    1,479.5        100%     1,264.0         100%
      Fair value adjustment of hedged debt       (6.2)                   (4.3)
      -----------------------------------------------------------------------------------
              Total debt                     $1,473.3                $1,259.7
      ===================================================================================

Term Notes
      We issued $200.0 million of fixed rate term notes in March 2006. The notes include $160.0 million of five-year notes due at maturity in March 2011 and $40.0 million of seven-year notes due at maturity in March 2013. We received $100.0 million in March and in May 2006. Interest on the notes is payable semi-annually. In August 2005, we received $50.0 million of five-year, 5.0% fixed rate term notes issued in May 2005. Interest is payable semi-annually. The notes are due at maturity in August 2010. We used the proceeds from these note issuances to repay borrowings under bank credit facilities. We also repaid $32.5 million of term notes at maturity in the first nine months of fiscal 2006.

Asset Securitization Financings
      Our asset securitization facility was increased by $100.0 million to $425.0 million in August 2005. We used the proceeds to repay borrowings under bank credit facilities. We established the facility in July 2001. The facility was renewed for the fifth time in April 2006 and expires in April 2007 subject to further renewal. The facility limits borrowings to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. On expiration and nonrenewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly based on the amount of securitized receivables. Based on the contractual payments of the $489.0 million of securitized receivables at April 30, 2006, the term debt would be fully repaid by December 2008.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($765.0 million at April 30, 2006). Therefore, we could securitize an additional $276.0 million of finance receivables at April 30, 2006. Borrowings are limited to 94% of securitized receivables and can be further limited based on the eligibility of securitized receivables.

Convertible Debentures
      The convertible debentures were convertible into 6.1 million shares (as adjusted) of common stock at the adjusted conversion price of $28.89 per share resulting in an adjusted conversion rate of 34.62 shares for each $1,000 of principal. In December 2004, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. This eliminated the 6.1 million convertible shares. We will pay any value over principal with shares of common stock. No event allowing for the debentures to be converted has occurred through April 30, 2006.

Bank Credit Facilities
      We have $470.0 million of committed unsecured revolving credit facilities from nine banks (a $75.0 million increase from July 31, 2005). This includes $247.5 million of facilities with an original term of five years and $222.5 million of facilities with an original term of one year. These facilities are a dependable, low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility. These facilities may be renewed before they expire.

Commercial Paper
      We issue commercial paper direct and through a $350.0 million program. Commercial paper matures between 1 and 270 days. As a condition of our credit rating, our unused committed revolving bank credit facilities must exceed commercial paper outstanding. Therefore, at April 30, 2006, the combined amount of commercial paper and bank borrowings was limited to $470.0 million ($305.0 million was outstanding at April 30, 2006).

Stockholders' Equity
      We paid $7.1 million of quarterly cash dividends and we received $6.9 million from stock option exercises and tax benefits from stock awards in the first nine months of fiscal 2006. We also received 25,000 shares of common stock from certain officers at $28.82 per share as payment of income taxes we were required to withhold when shares of their restricted stock vested. At April 30, 2006, $17.6 million was available for future repurchases under our repurchase program.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our profitability and our approach to managing interest rate risk in this section. Higher short-term market interest rates increased interest expense in the first nine months of fiscal 2006 significantly and reduced our net interest spread (the net yield of finance receivables less the weighted average cost of borrowed funds), an integral part of a finance company's profitability.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread (this is occurring currently) and decreases in short-term rates increase our net interest spread because floating rate debt (includes short-term debt) exceeds floating rate finance receivables significantly. Since 53% of our debt is floating rate compared to floating rate finance receivables of only 7%, our cost of funds changes faster than the yield on our receivables. Our net interest spread is also affected when short-term and long-term rates do not similarly change. Long-term rates normally exceed short-term rates. When the differences between long and short-term rates narrow (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. Potential mitigating factors are (i) the rates we charge are also determined by the prime rate and equipment financing demand and (ii) issuing long-term fixed rate debt. Our net interest spread is calculated below:

      ================================================================================
                                               Three Months Ended    Nine Months Ended
                                                        April 30,            April 30,
                                               ---------------------------------------
                                                    2006     2005       2006      2005
      ================================================================================
      Net yield of finance receivables              9.12%    8.25%      8.80%     8.14%
      Weighted average cost of borrowed funds       4.96     3.85       4.70      3.63
      --------------------------------------------------------------------------------
                Net interest spread                 4.16%    4.40%      4.10%     4.51%
      ================================================================================

      From the end of fiscal 2004, short-term market interest rates rose 4.0% (400 basis points) and the yield curve flattened. These trends may continue although long-term market interest rates have been increasing. Rising short-term market interest rates and a flat or inverted yield curve can reduce our net interest spread by increasing our cost of funds faster and by a greater amount than the yield on our receivables.

      Our income is subject to the risk of rising short-term interest rates and a flat or inverted yield curve at April 30, 2006 because floating rate debt exceeded floating rate receivables by $655.8 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are collected monthly over short periods of two to five years and have been accelerated by prepayments. At April 30, 2006, $664.0 million (37%) of fixed rate finance receivables are scheduled to be collected in one year and the weighted average remaining life of fixed rate finance receivables excluding prepayments is approximately twenty months. We do not match the maturities of our debt to our finance receivables. The fixed and floating rate amounts and percentages of our finance receivables and capital at April 30, 2006 follow ($ in millions):

      ==================================================================================
                                           Fixed Rate         Floating Rate
                                   ------------------      ----------------
                                     Amount   Percent      Amount   Percent        Total
      ==================================================================================
      Finance receivables          $1,794.2        93%     $127.5         7%    $1,921.7
      ----------------------------------------------------------------------------------

      Debt (principal) *           $  696.2        47%     $783.3        53%    $1,479.5
      Stockholders' equity            378.0       100          --        --        378.0
      ----------------------------------------------------------------------------------
           Total capital           $1,074.2        58%     $783.3        42%    $1,857.5
      ==================================================================================

      * as adjusted for the $100.0 million received in May 2006 from the fixed rate term notes issued in March 2006

      Floating rate debt (asset securitization financings, floating rate swaps of fixed rate notes, bank borrowings, commercial paper and floating rate term note) at April 30, 2006 (as adjusted for the $100.0 million received in May 2006 from the fixed rate term notes issued in March 2006) reprices (interest rate changes based on current short-term market interest rates) as follows: $603.3 million (77%) within one month, $66.2 million (8%) in two to three months and $113.8 million (15%) in four to six months. Most of the floating rate swaps of fixed rate notes last repriced in April 2006. The repricing frequency of floating rate debt follows (in millions):

      ==========================================================================
                                       Balance   Repricing Frequency
      ==========================================================================
      Asset securitization financings   $425.0   generally daily
      Floating rate swaps of fixed
         rate notes                      143.3   semi-annually (154 day average)
      Commercial paper                   133.1   1 to 100 days (28 day average)
      Bank borrowings *                   65.9   generally daily
      Floating rate term note             10.0   monthly
      ==========================================================================
      * as adjusted for the $100.0 million received in May 2006 from the fixed rate term notes issued in March 2006

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical adverse change in rates would reduce quarterly net income by approximately $0.6 million at April 30, 2006 based on scheduled repricings of floating rate debt, fixed rate debt maturing within a year and the expected effects on the yield of new receivables. We believe this is acceptable considering the lower cost of floating rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from this amount. Other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to potential adverse changes in market interest rates by using certain derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing and forecast debt. We do not speculate with or trade derivatives.

      In January 2006, we entered into a $100.0 million interest rate lock expiring in March 2006. We designated the rate lock as a cash flow hedge of an anticipated issuance of five-year fixed rate term notes hedging the risk of adverse interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. We terminated the lock early when the interest rate was set on the note issuance in February 2006. We realized a $1.0 million gain and determined there was no hedge ineffectiveness. The cash flow hedge gain was recorded in stockholders' equity as accumulated other comprehensive income net of tax and is being recognized as a reduction of interest expense over the five-year term of the notes issued.

      The notional amount of floating rate swaps of fixed rate notes was $143.3 million at April 30, 2006. We receive fixed amounts equal to the fixed rates of the hedged notes and pay amounts equal to floating rates indexed to six-month LIBOR (5.29% at April 30, 2006) on the swaps notional amounts. The swaps increased interest expense by $0.4 million in the third quarter of fiscal 2006 and by $0.9 million in the first nine months of fiscal 2006. The weighted average pay rate of 6.39% at April 30, 2006 exceeded the 4.88% weighted average receive rate by 151 basis points (1.51%). The weighted average remaining term of the swaps at April 30, 2006 is 2.2 years.


NEW ACCOUNTING STANDARDS

      On August 1, 2005, we started recording compensation expense for stock options as required by Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R") and according to the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 using SFAS No. 123R's modified prospective method. This method requires us to record compensation expense for options unvested on August 1, 2005 and for options subsequently granted or modified. Prior periods will not be restated. Before August 1, 2005, we applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. We did not record compensation expense for stock options under APB No. 25. SFAS No. 123R did not change how we determine or recognize expense for shares of restricted stock and stock units.

      The fair values of options are recorded as compensation expense over the options' vesting periods using straight-line or graded-vesting (accelerated) methods. We use the Black-Scholes option-pricing model to calculate the fair value of stock options when they are granted. We use the graded-vesting method (the method used for SFAS No. 123, "Accounting for Stock-Based Compensation" pro forma disclosure) to recognize compensation expense for options unvested on August 1, 2005 and we use the straight-line method to recognize compensation expense for options granted after July 31, 2005. The fair values of shares of restricted stock and stock units equal the market value of our common stock on the dates awarded and are recorded as compensation expense over the awards' vesting periods using the straight-line method for awards without a performance condition and the graded-vesting method for awards with a performance condition. SFAS No. 123R requires compensation expense to be recorded only for stock-based awards expected to vest. Therefore, we must estimate how many awards will be forfeited and periodically review our estimates based on actual forfeitures and revise them cumulatively as necessary.

      We capitalize (defer recognizing) a portion of stock-based compensation expense as required by SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91"). Amounts capitalized are included in finance receivables and amortized as a reduction of finance income over the terms of finance receivables using the interest method.

      We record tax benefits (reductions of the provision for income taxes) on compensation expense from shares of restricted stock and stock units, non-qualified stock options and from incentive stock options only when employees sell the shares they purchased within one year of the exercise.

      For the three and nine months ended April 30, 2006, salaries and other expenses include $0.2 million and $0.6 million, respectively, of compensation expense for options recognized under SFAS No. 123R resulting in tax benefits of

$30,000 and $90,000, respectively. Compensation expense for options capitalized under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") and included in finance receivables was $0.3 million and $0.8 million for the three and nine months ended April 30, 2006, respectively. Compensation expense recorded for stock options reduced basic earnings per share for the three and nine months ended April 30, 2006 by $0.01 and $0.03, respectively, and reduced diluted earnings per share for the three and nine months ended April 30, 2006 by $0.01 and $0.02, respectively.


FORWARD-LOOKING STATEMENTS

      Statements in this report including the words or phrases "can be," "expect," "anticipate," "may," "believe," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases are defined as "forward-looking statements" in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by forward-looking statements because of: (i) our ability to obtain funding at acceptable terms (ii) changes in risks inherent in finance receivables and the adequacy of our allowance for credit losses (iii) changes in market interest rates (iv) changes in economic, financial, and market conditions
(v) changes in competitive conditions and (vi) the loss of key executives or personnel. Forward-looking statements apply only as of the date made and we are not required to update forward-looking statements for future or unanticipated events or circumstances.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

      See the Market Interest Rate Risk and Sensitivity section in Part I,
Item 2


Item 4. CONTROLS AND PROCEDURES
        -----------------------

Evaluation of Disclosure Controls and Procedures

      Our management (with our Chief Executive Officer's and Chief Financial Officer's participation) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) at the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the third quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES
                      For the Quarter Ended April 30, 2006

      =========================================================================================
      Month        (a) Total    (b) Average    (c) Total Number of           (d) Maximum Number
                      Number     Price Paid       Shares Purchased       (or Approximate Dollar
                   of Shares      per Share    as Part of Publicly    Value) of Shares that May
                   Purchased                    Announced Plans or       Yet Be Purchased Under
                                                          Programs        the Plans or Programs
      =========================================================================================
      March 2006      25,469         $28.82                 25,469                  $17,609,000
      =========================================================================================

      We did not make any unregistered sales of our common stock during the third quarter of fiscal 2006. In March 2006, we received 25,469 shares of common stock from certain officers as payment of income taxes we were required to withhold when shares of their restricted stock vested. On January 31, 2006, we split our common stock 3-for-2 in the form of a stock dividend and we paid
$0.1 million in lieu of issuing fractional shares. We established our common stock repurchase program in August 1996 and expanded it in August 1998 to include repurchases of convertible debt. A total of $40.7 million was authorized for repurchases of common stock and convertible debt, and through April 30, 2006, we repurchased $15.9 million of common stock and $7.2 million of convertible debt.


Item 5. OTHER INFORMATION
        -----------------

      On June 6, 2006, we issued a press release (Exhibit 99.1) reporting our results for the quarter ended April 30, 2006. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      On June 6, 2006, we issued a press release (Exhibit 99.2) announcing our Board of Directors declared a quarterly dividend of $0.10 per share on our common stock. The dividend is payable on July 28, 2006 to stockholders of record at the close of business on June 28, 2006. The dividend rate is the same as the previous quarter.


Item 6. EXHIBITS
        --------

Exhibit No.   Description of Exhibit
-------------------------------------------------------------------------------
  31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
  31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
  32.1        Section 1350 Certification of Chief Executive Officer
  32.2        Section 1350 Certification of Chief Financial Officer
  99.1        Press release dated June 6, 2006
  99.2        Press release dated June 6, 2006

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

June 8, 2006
------------
(Date)