Form 10-K
period 2006-07-31
FINANCIAL FEDERAL CORP
filed 2006-10-11
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

       Registrant's telephone number, including area code: (212) 599-8000

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                Name of exchange on which registered
  -----------------------------           ------------------------------------
  Common Stock, $0.50 par value                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.                        Yes|X|  No |_|

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.              Yes |_|  No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                          |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one)

Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company  (as defined in
Rule 12b-2 of the Act).                                          Yes |_|  No |X|

The aggregate market value of common stock held by non-affiliates of the registrant was $744,452,826 based on the January 31, 2006 closing price of the registrant's common stock on the New York Stock Exchange. For purposes of calculating this amount, executive officers and directors of the registrant were deemed to be affiliates.

The number of shares outstanding of the registrant's common stock as of October 2, 2006 was 27,237,104.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be held December 6, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           Annual Report on Form 10-K
                        for the year ended July 31, 2006


                                TABLE OF CONTENTS


Part I                                                                 Page No.
--------------------------------------------------------------------   --------
Item 1.   Business                                                      3-5

Item 1A.  Risk Factors                                                  5-7

Item 1B.  Unresolved Staff Comments                                     7

Item 2.   Properties                                                    7

Item 3.   Legal Proceedings                                             8

Item 4.   Submission of Matters to a Vote of Security Holders           8


Part II
--------------------------------------------------------------------

Item 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities             8

Item 6.   Selected Financial Data                                       9

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-20

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk   20

Item 8.   Financial Statements and Supplementary Data                  21-39

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          39

Item 9A.  Controls and Procedures                                      39-40

Item 9B.  Other Information                                            40


Part III
--------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant           41

Item 11.  Executive Compensation                                       41

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                   41

Item 13.  Certain Relationships and Related Transactions               41

Item 14.  Principal Accounting Fees and Services                       41


Part IV
--------------------------------------------------------------------

Item 15.  Exhibits and Financial Statement Schedules                   42-43

Signatures                                                             44

PART I


Item 1. BUSINESS

      Financial Federal Corporation incorporated in Nevada in 1989. We are an independent nationwide financial services company with $2.0 billion of assets at July 31, 2006. We finance industrial and commercial equipment through installment sales and leasing programs for dealers, manufacturers and end users and we provide capital loans secured by the same equipment and other collateral. We provide our services to small and medium sized businesses typically with annual revenues below $25 million in general construction, road and infrastructure construction and repair, road transportation and waste disposal industries. We focus on financing new or used revenue-producing, essential-use equipment of major manufacturers that is movable, has an economic life longer than the term financed, is not subject to rapid technological obsolescence, can be used in more than one type of business and has broad resale markets. We finance air compressors, bulldozers, buses, cement mixers, compactors, crawler cranes, earthmovers, excavators, generators, hydraulic truck cranes, loaders, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Virtually all of our finance receivables are secured by a first lien on the equipment financed. We do not have reportable operating segments.

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

      We have marketing personnel in over twenty locations nationwide, including five full-service operations centers in Texas, North Carolina, New Jersey, Illinois and California. We originate finance receivables through relationships with equipment dealers and, to a lesser extent, manufacturers (collectively referred to as "vendors") and by marketing our services direct to equipment users to buy equipment or refinance their debt. Vendors refer their customers to us and we purchase installment sale contracts, leases and personal property security agreements from vendors who extended credit to their customers. We also provide capital loans, and we lease equipment typically under noncancelable full-payout leases. We do not purchase receivables from brokers. Our marketing personnel are full-time employees compensated by salary, not commissions, and most participate in our stock plan.

      We have relationships with over 100 midsized vendors. We are not obligated to purchase finance receivables from vendors and vendors are not obligated to sell finance receivables to us. Our vendor relationships are nonexclusive and we are not dependent on any vendor. We analyze and approve all transactions obtained through vendors.

      We may also purchase portfolios of finance receivables from financial institutions, vendors and others generally ranging between $5.0 million and $15.0 million. These portfolios included finance receivables secured by a broader range of equipment than we typically finance.

Originating, Structuring and Underwriting of Finance Receivables

      We originate finance receivables generally between $50,000 and $1.0 million with fixed or floating interest rates and terms of two to five years. Our finance receivables provide for monthly payments and may include prepayment premium provisions. The average transaction size of our finance receivables is approximately $200,000. Finance receivables include installment sales, secured loans and leases.

      Our underwriting policies and procedures are designed to maximize yields and minimize delinquencies and net charge-offs. We do not use computer credit scoring. We rely on the experience of our credit officers and management to assess creditworthiness and collateral. Every transaction must be approved by at least two credit officers.

      Structuring transactions involves determining the repayment schedule, rate and other fees and charges, identifying the primary and additional equipment collateral, and evaluating the need for (i) liens on other equipment, accounts receivable, inventory or real property (ii) guarantees from the customer's principals or affiliates (iii) security deposits (iv) commercial paper (v) delayed funding or (vi) full or partial recourse to the vendor.

      We may require vendors and equipment users to complete a credit application. The application includes financial and other information of the applicant and any guarantors, and a description of the equipment. Our credit personnel analyze the application, investigate the applicant's and potential guarantor's credit, evaluate the collateral, investigate financial, trade and industry references and review the applicant's payment history. We may also obtain reports from credit reporting agencies and conduct lien, UCC, litigation, judgment, bankruptcy and tax searches. If the application is approved and the terms of the transaction agreed to, we either purchase an installment sale contract or lease from the vendor or enter into a finance or lease transaction with the equipment user. We fund the transaction upon receiving all necessary documents. Our customers are responsible for maintaining and insuring the equipment financed or leased and for any sales, use or property taxes.

      The procedures we use to purchase portfolios of finance receivables include reviewing and analyzing the terms of the receivables, the credit and payment history of the obligors, the documents, the value of the collateral and the yield.

Collection and Servicing

      We direct our customers to mail their payments to our bank lockboxes. Customers may also choose to pay electronically by wire transfer, telephone or automated direct payment. We monitor past due accounts closely and we are diligent in collecting past due payments. Our collection activities are performed by experienced personnel and managers in the respective operations centers and may involve senior management or the legal department. Senior management reviews all past due accounts at least monthly. Decisions regarding collateral repossession and subsequent sale or other disposition involve management and the legal department.

Competition

      Our business is competitive. We compete with banks, manufacturer-owned and other finance and leasing companies, and other financial institutions including GE Capital Corp., CIT, CitiCapital and Wells Fargo. Some of our competitors may be better positioned to market their services and financing programs because of their ability to offer more favorable rates and terms and other services. Many of our competitors provide financing at rates lower than we may be willing to provide because they are significantly larger, have greater financial and other resources and may have lower debt costs. We compete by emphasizing a high-level of equipment and financial expertise, customer service, flexibility in structuring transactions, management involvement in customer relationships and by attracting and retaining experienced managerial, marketing and administrative personnel. We attract and retain personnel by offering a competitive salary, an equity interest in the Company through participation in our stock plan and enhanced career opportunities.

Employees

      We had 247 employees at July 31, 2006. All employees and officers are salaried. We offer group health, life and disability insurance benefits, a qualified 401(k) plan and Section 125 cafeteria plans. We do not match employees' 401(k) contributions. There are no collective bargaining, employment, pension or incentive compensation arrangements other than stock option and restricted stock agreements, the Chief Executive Officer's 2001 Management Incentive Plan and 2002 Supplemental Retirement Benefit, and deferred compensation agreements. These agreements have nondisclosure and nonsolicitation terms. Our executive officers also have excise tax restoration agreements for the golden parachute excise tax and all of our officers have indemnification agreements. We consider our relations with employees to be satisfactory.

Regulation

      Our commercial financing, lending and leasing activities are not subject to the same high degree of regulation as consumer financing or bank activities. We are subject to State requirements and regulations covering motor vehicle transactions, licensing, documentation and lien perfection. States also limit what we can charge. Our failure to comply with these regulations and requirements can result in loss of principal and interest, or finance charges, penalties and restrictions on future business activities.

Executive Officers

      Paul R. Sinsheimer, 59, has served as Chairman of the Board and Chief Executive Officer of the Company since December 2000, as President of the Company since September 1998, as an Executive Vice President of the Company from its inception in 1989 to September 1998 and as a director of the Company since its inception. From 1970 to 1989, Mr. Sinsheimer worked for Commercial Alliance Corporation in several positions including Executive Vice President.

      John V. Golio, 45, has served as an Executive Vice President of the Company since October 2001, as a Senior Vice President of the Company from 1997 to October 2001, as an Operations Center Manager since joining the Company in January 1996 to October 2001 and as a Vice President of the Company's major operating subsidiary from January 1996 to 1997. Before joining the Company, Mr. Golio worked for Commercial Alliance Corporation and its successors in several positions including branch operations manager.

      James H. Mayes, Jr., 37, has served as an Executive Vice President of the Company since March 2004 and held several positions including Vice President of the Company's major operating subsidiary and an Operations Center Manager since joining the Company in 1992 to March 2004.

      William M. Gallagher, 57, has served as a Senior Vice President of the Company since 1990, as Chief Credit Officer since 2002, as an Operations Center Manager from the Company's inception in 1989 to 1999 and as a Vice President of the Company from its inception to 1990. From 1973 to 1989, Mr. Gallagher worked for Commercial Alliance Corporation in several positions including Vice President and branch manager.

      Troy H. Geisser, 45, has served as a Senior Vice President and Secretary of the Company since February 1996, as General Counsel from 1996 to 2000 and held several positions including Vice President of the Company's major operating subsidiary and Operations Center Manager since joining the Company in 1990 to 1996. From 1986 to 1990, Mr. Geisser worked for Commercial Alliance Corporation and its successors in several positions including Northern Division Counsel.

      Steven F. Groth, CFA, 54, has served as a Senior Vice President and Chief Financial Officer since joining the Company in September 2000. From 1985 to 2000, Mr. Groth was Senior Banker and Managing Director of Specialty Finance and Transportation with Fleet Bank from 1997 to 2000 and, from 1985 to 1996, he held several positions, including Division Head, with Fleet Bank and its predecessor, NatWest Bank.

      Angelo G. Garubo, 46, has served as a Vice President and General Counsel of the Company since joining the Company in April 2000. From 1990 to 2000, Mr. Garubo was a partner in the law firm Danzig, Garubo & Kaye where he represented the Company in various matters.

      David H. Hamm, CPA, 41, has served as a Vice President of the Company since October 2001, as Treasurer since March 2004 and as Controller since joining the Company in July 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years as an audit manager.


Item 1A. RISK FACTORS

      The risks we discuss below are those events, conditions and uncertainties that could have a meaningful adverse impact on our growth, asset quality, liquidity and net interest spread that could lower the price of our common stock. Growth, asset quality, liquidity and net interest spread are integral to our business, financial position and profitability.

      Growth is important for several reasons. Increasing our size could help us to lower our funding costs, retain and attract qualified personnel and compete more effectively. If we are unable to grow, our funding costs could increase, we could lose personnel and it could be harder for us to compete.

      We consider asset quality the most important aspect of our business. Asset quality statistics (delinquencies, non-performing assets and net credit losses)
(i) gauge our success in collecting our receivables (ii) reflect the effectiveness of our underwriting standards, skills, policies and procedures and
(iii) can indicate the direction and levels of future net charge-offs and non-performing assets. When asset quality weakens, revenue is reduced, provisions for credit losses increase and operating expenses increase because we would classify more receivables to non-accrual status (suspend recognizing income), we would incur more write-downs and we would incur more costs to collect and manage the additional non-performing accounts. Significantly weaker asset quality could also limit our ability to obtain needed capital and could cause our credit ratings to be lowered. We use various strategies to manage credit risk. We discuss this in detail in the Finance Receivables and Asset Quality section of our Management's Discussion and Analysis of Financial Condition and Results of Operations
("MD & A").

      Liquidity (money immediately available for us to borrow) and access to capital (debt and equity) are vital to our operations and growth. We cannot maintain or grow our finance receivables and we may not be able to repay debt if our access to capital is limited. We discuss this in detail in the Liquidity section of our MD & A.

      Our net interest spread (the net yield of finance receivables less the weighted average cost of debt) is the key component of our profitability. Our income is reduced when our net interest spread decreases. Our net interest spread is affected by changes in market interest rates. We discuss this in detail in the Market Interest Rate Risk and Sensitivity section of our MD & A.

RISKS

A slowdown in the economy could reverse our growth and cause our asset quality to deteriorate

      A recession or less severe economic slowdown would reduce demand for the equipment we finance. This would limit our ability to obtain new business and lower or possibly reverse our finance receivables growth. An economic slowdown would also weaken asset quality because significantly more of our customers would not be able to make their payments to us timely if at all and the value of the equipment securing our finance receivables would decline, possibly significantly. This would increase delinquencies, non-performing assets and net charge-offs. Therefore, poor economic conditions would weaken our financial position and profitability, and depending on the severity of the impact, could make it difficult for us to maintain our credit ratings and to obtain needed capital. Most finance companies face this risk, but its effects can be more pronounced on us because we only have one source of revenue and one line of business, commercial equipment financing.

Our inability to collect our finance receivables would cause our asset quality to deteriorate

      It is critical for finance companies to collect all amounts owed from their customers. Asset quality weakens when customers fail to make their payments or pay late, or when the value of the equipment securing receivables declines. Therefore, finance companies must underwrite transactions properly and must be diligent in collecting past due accounts. Underwriting includes assessing the customer's creditworthiness, obtaining and assessing the value of collateral and ensuring transactions are documented properly. Equipment values can decline because of excess supply, reduced demand, limited availability of parts and regulatory changes (such as higher vehicle emissions standards). Our asset quality statistics, as discussed in the Finance Receivables and Asset Quality section of our MD & A, are at unexpectedly favorable low levels and therefore could worsen significantly.

Our inability to obtain needed capital or maintain adequate liquidity would reverse our receivables growth

      Our ability to obtain new debt or equity or to renew or refinance credit facilities (see the Liquidity section of our MD & A for information about maturity and expiration dates) could be limited by (i) a significant deterioration in our asset quality (ii) a significant deterioration in our profitability (iii) reductions of our credit ratings (iv) the poor performance of other finance companies (v) economic conditions and (vi) the availability of funds in capital markets. Capital markets have been reluctant to provide capital to finance companies in the past because of these conditions.

Rising short-term market interest rates have reduced and could continue to reduce our net interest spread

      Rising short-term market interest rates reduce our net interest spread (this occurred in fiscal 2006) because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables significantly (by $715.7 million at July 31, 2006). Our net interest spread would also decrease when the differences between long and short-term rates narrow (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"). The yield curve is currently inverted. Rising short-term interest rates could also cause an economic slowdown, and an inverted yield curve has been a precursor to economic downturns. Most finance companies face this risk, but its effect is more pronounced on us because of the significant difference between our floating rate debt and floating rate receivables.

We face increased competition because of our small size and because of the relative ease of entry into our business

      Most of our competitors are significantly larger than we are giving them many competitive advantages. We compete with large national banks, manufacturer-owned finance companies (commonly called "captives") and other finance and leasing companies. One of our competitors, CIT, is about thirty times larger than we are. Larger competitors have greater resources, lower-cost funding sources and offer more products and services. This enables them to offer interest rates lower than ours and to finance larger customers. Larger competitors could lower the rates they offer to levels we may be unable to match. This would make it difficult for us to maintain or grow our finance receivables and it could reduce our net interest spread by forcing us to lower our rates.

      It is relatively easy for a new competitor to enter our business. The biggest barrier to entering our business is obtaining capital. The increased availability of capital from the asset-backed securitization market, private equity and other sources has lessened this barrier.

We may not be able to retain employees key to our operations

      We have 247 employees, and we are highly dependent on a small number of key operating personnel including our CEO. The loss of these key operating personnel (i) could impair our ability to maintain or grow our finance receivables and to maintain asset quality because they are familiar with our operating methods and are integral in our customer relationships, and (ii) could impair our ability to raise capital.

      Competition for qualified people in the finance industry is fierce and our larger competitors may offer higher salaries and better benefits. We also do not have employment contracts with key employees. Instead, we routinely award shares of restricted stock to them with extended vesting periods.

Our growth and asset quality are highly dependent on conditions in the construction and road transportation industries

      Over 80% of our finance receivables are with customers in the construction and road transportation industries. Therefore, a slowdown or specific problems facing these industries would have similar or worse negative effects on us as a general economic slowdown. This limited focus of our business could also limit our ability to grow, could make it difficult for us to expand our business to other industries effectively and could cause us to be affected by poor economic conditions more severely.

Lending to small, privately owned companies exposes us to increased credit risk

      Most of our customers are small to medium sized, privately owned businesses. They have significantly less resources than larger companies and therefore their operations and ability to pay us can more easily be affected by poor local economic conditions, general economic conditions, rising gasoline and interest costs, loss of key personnel and increased competition.

Significantly higher prices and limited availability of gasoline could impact our customers severely and weaken our asset quality

      Most of the equipment we finance uses gasoline. Therefore, gasoline is a significant operating expense for our customers and its availability is critical to their operations. Higher than normal increases in the price of gasoline or a disruption in its supply could hurt our customers' operations and their ability to pay us, and could cause an economic slowdown.

Our allowance for credit losses may be insufficient to cover future net charge-offs

      Our allowance for credit losses may be inadequate if our asset quality unexpectedly weakens significantly. This would cause us to record large provisions for credit losses. We discuss this in detail in the Critical Accounting Policies section of our MD & A.

Our failure to comply with State and Federal lending and leasing regulations could result in write-offs and litigation against us

      Our business activities, including amounts we can charge customers, repossessing equipment, lien perfection and documentation, are subject to State and Federal regulations. Our failure to comply with these regulations or changes to these regulations could prevent us from collecting amounts owed from our customers, and could result in lawsuits, penalties and fines against us and restrictions on our ability to do business.


Item 1B. UNRESOLVED STAFF COMMENTS

      None


Item 2. PROPERTIES

      Our executive office is located at 733 Third Avenue, New York, New York and is 6,500 square feet. We also have five full-service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas; Lisle (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina and Irvine (Los Angeles), California. We lease all of our office space. Our offices range in size from 4,000 to 20,000 square feet. The leases terminate on various dates through fiscal 2011. We believe our offices are suitable and adequate for their present and proposed uses, and that suitable and adequate offices should be available on reasonable terms for our future needs.

Item 3. LEGAL PROCEEDINGS

      We are not involved in any legal proceedings that we believe will have a material impact on our financial condition or results of operations.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our Common Stock trades on the New York Stock Exchange under the symbol "FIF." The quarterly high and low closing sales prices of our common stock reported by the New York Stock Exchange and quarterly cash dividends follow:

      ==========================================================================
                                                    Price Range
                                               ----------------   Cash Dividends
                                                 High       Low        per Share
      ==========================================================================
      Fiscal 2006
      -------------------------------------
      First Quarter ended October 31, 2005     $27.18    $24.41            $0.07
      Second Quarter ended January 31, 2006    $30.07    $25.59            $0.10
      Third Quarter ended April 30, 2006       $29.87    $27.71            $0.10
      Fourth Quarter ended July 31, 2006       $29.81    $26.62            $0.10

      Fiscal 2005
      -------------------------------------
      First Quarter ended October 31, 2004     $25.00    $20.60            $  --
      Second Quarter ended January 31, 2005    $26.31    $22.92            $0.07
      Third Quarter ended April 30, 2005       $25.40    $21.89            $0.07
      Fourth Quarter ended July 31, 2005       $26.41    $23.48            $0.07
      ==========================================================================

      We initiated a quarterly cash dividend in December 2004 and raised it by 50% in December 2005. Future cash dividends will depend on our net income, leverage, financial condition, capital requirements, cash flow, long-range plans, income tax laws and other factors the Board of Directors considers relevant. We split our common stock 3-for-2 effected in the form of a stock dividend in January 2006.

      There were 76 holders of record of our Common Stock at October 2, 2006. This amount includes nominees who hold our Common Stock for investors in "street name." We did not sell unregistered shares of our common stock during the fourth quarter of fiscal 2006.

                      ISSUER PURCHASES OF EQUITY SECURITIES
                       For the Quarter Ended July 31, 2006

      ==================================================================================
      Month   (a) Total   (b) Average    (c) Total Number of          (d) Maximum Number
                 Number    Price Paid       Shares Purchased      (or Approximate Dollar
              of Shares     per Share    as Part of Publicly   Value) of Shares that May
              Purchased                   Announced Plans or      Yet Be Purchased Under
                                                    Programs       the Plans or Programs
      ==================================================================================
      May 2006    2,561        $28.40                  2,561                 $17,537,000
      ==================================================================================

      We established our common stock repurchase program in August 1996 and expanded it to include repurchases of convertible debt in August 1998. A total of $40.7 million was authorized for repurchases of common stock and convertible debt, and through July 31, 2006, we repurchased $16.0 million of common stock and $7.2 million of convertible debt. We received 2,561 shares from certain of our senior officers in May 2006 for income tax we were required to withhold when shares of their restricted stock vested.

Item 6. SELECTED FINANCIAL DATA

      The selected five-year financial data presented below (in thousands, except per share amounts) should be read with the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our Consolidated Financial Statements and accompanying notes in
Item 8, "Financial Statements and Supplementary Data."

==========================================================================================
Years Ended July 31,              2006         2005         2004         2003         2002
==========================================================================================
Finance Receivables - Net   $1,967,588   $1,641,854   $1,436,828   $1,391,735   $1,412,298
Total Assets                 1,987,654    1,661,845    1,463,918    1,426,082    1,447,846
Total Debt                   1,527,661    1,259,700    1,093,700    1,042,276    1,030,396
Stockholders' Equity           390,379      342,114      303,890      316,396      248,569
Finance Income                 162,475      126,643      118,305      130,247      138,777
Interest Expense                67,402       43,748       33,900       43,534       51,007
Net Interest Margin             95,073       82,895       84,405       86,713       87,770
Net Income                      43,619       36,652       31,190       30,088       37,068
Earnings per Common Share,
   Diluted                        1.65         1.41         1.15         1.10         1.32
Earnings per Common Share,
   Basic                          1.68         1.44         1.17         1.12         1.48
Cash Dividends per Common
   Share                          0.37         0.20           --           --           --
==========================================================================================


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

      We have one line of business. We lend money in the form of installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity (money immediately available for us to borrow) is important. We borrow from banks and insurance companies and issue commercial paper to money market funds and other investors. Approximately 75% of our finance receivables were funded with debt at July 31, 2006.

      We earn interest income on our finance receivables and incur interest expense on our debt. We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the credit quality of our receivables and (iii) managing our interest rate risk. At July 31, 2006, interest rates on our finance receivables were 93% fixed and 7% floating, and interest rates on our debt were 45% fixed and 55% floating. Therefore, changes in market interest rates affect our profitability significantly. The credit quality of our finance receivables can also affect our profitability significantly. Credit quality can affect finance income, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring write-downs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

      Our main areas of focus are asset quality, liquidity and interest rate risk. We discuss each in detail in separate sections of this discussion. These areas are integral to our long-term profitability. Our key operating statistics are net charge-offs, loss ratio, non-performing assets, delinquencies, receivables growth, leverage, available liquidity, net interest margin and net interest spread, and expense and efficiency ratios.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Accounting principles generally accepted in the United States require judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. In Note 1 to the Consolidated Financial Statements, we describe the significant accounting policies and methods we use to prepare the Consolidated Financial Statements. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are described below.

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes customers, equipment vendors, manufacturers and customers' owners or affiliates), collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.1 million (1.21% of finance receivables) at July 31, 2006 including $0.3 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in the remainder of finance receivables (the "general allowance"). We evaluate the fair value of an impaired receivable and compare it to the carrying amount. The carrying amount is the amount the receivable is recorded for when we make our evaluation and may include a prior write-down or specific allowance. If our estimate of fair value is lower than the carrying amount, we record a write-down or establish a specific allowance based on whether fair value is determined solely by the value of the primary collateral, how certain we are of our estimate of fair value and on the level and type of other factors and items, such as guarantees and secondary collateral, supporting our fair value estimate.

      To estimate the general allowance each quarter, we first analyze historical write-down activity to develop percentage loss ranges by risk profile. Risk profiles are assigned to receivables based on past due status and the customers' industry. We then adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors to arrive at the estimated allowance. We record a provision for credit losses if the recorded allowance differs from our current estimate. Although our method is designed to calculate probable losses, because significant estimates are used, the adjusted calculated range of losses may differ from actual losses significantly.

Non-performing assets

      We record impaired finance receivables at their current estimated fair value (if less than their carrying amount). We record assets received to satisfy receivables at their current estimated fair value less selling costs (if less than their carrying amount). We estimate these values by evaluating the expected cash flows and market value and condition of the collateral or assets. We evaluate market value by analyzing recent sales of similar equipment and used equipment publications, using our market knowledge and making inquiries of equipment vendors. Unexpected adverse changes in or incorrect conclusions on expected cash flows, market value or the condition of collateral or assets, or time needed to sell the equipment would require us to record a write-down lowering net income. Impaired finance receivables and assets received to satisfy receivables (repossessed equipment) totaled $14.6 million (0.7% of finance receivables) at July 31, 2006.

Residual values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $41.2 million (2.1% of finance receivables) at July 31, 2006. Historically, we have realized the recorded residual value on disposition.

Stock-based compensation

      We record compensation expense for stock options under SFAS No. 123R using the Black-Scholes option pricing model. This model requires us to estimate the expected volatility of the price of our common stock, the expected life of options and the expected dividend rate. Estimating volatility, expected life and dividend rate requires significant judgment and an analysis of historical data. Also, SFAS No. 123R requires us to estimate forfeitures of stock options and shares of restricted stock (also based on an analysis of historical data). If actual results differ from our estimates significantly, compensation expense for options and shares of restricted stock and our results of operations could be impacted materially.


RESULTS OF OPERATIONS

Comparison of Fiscal 2006 to Fiscal 2005

      =======================================================================
                                   Years Ended July 31,
      ($ in millions, except per   --------------------
       share amounts)                   2006       2005   $ Change   % Change
      =======================================================================
      Finance income                 $ 162.5    $ 126.6    $  35.9         28%
      Interest expense                  67.4       43.7       23.7         54
      Net finance income before
        provision for credit losses     95.1       82.9       12.2         15
      Provision for credit losses         --        1.5       (1.5)      (100)
      Salaries and other expenses       23.7       21.5        2.2         10
      Provision for income taxes        27.8       23.2        4.6         19
      Net income                        43.6       36.7        6.9         19

      Diluted earnings per share        1.65       1.41       0.24         17
      Basic earnings per share          1.68       1.44       0.24         17
      =======================================================================

      Net income increased by 19% to $43.6 million in fiscal 2006 from $36.7 million in fiscal 2005. The increase resulted from receivables growth of 18%, the higher net yield on finance receivables and strong asset quality, partially offset by the effects of significantly higher short-term market interest rates and higher salary expense.

      Finance income increased by 28% to $162.5 million in fiscal 2006 from $126.6 million in fiscal 2005. The increase resulted from the 18% increase in average finance receivables ($282.0 million) to $1.82 billion in fiscal 2006 from $1.54 billion in fiscal 2005 and the higher net yield on finance receivables. Higher market interest rates, an increase in non-interest finance income (includes late charges, prepayment premiums and other fees) and lower non-accrual receivables raised the net yield on finance receivables to 8.89% in fiscal 2006 from 8.20% in fiscal 2005.

      Interest expense (incurred on debt used to fund finance receivables) increased by 54% to $67.4 million in fiscal 2006 from $43.7 million in fiscal 2005. The increase resulted from higher average short-term market interest rates and the 20% ($236.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower weighted-average rate on our fixed rate term debt and lower credit spreads (the difference between the interest rates on our debt and the underlying market interest rates) raised our weighted average cost of funds to 4.85% in fiscal 2006 from 3.79% in fiscal 2005.

      Net finance income before provision for credit losses on finance receivables increased by 15% to $95.1 million in fiscal 2006 from $82.9 million in fiscal 2005. Net interest margin (net finance income before provision for credit losses expressed as a percentage of average finance receivables) decreased to 5.20% in fiscal 2006 from 5.37% in fiscal 2005 because of the significant increase in short-term market interest rates.

      We did not record a provision for credit losses on finance receivables in fiscal 2006 because of low net charge-offs, continued strong asset quality and receivables growth. The provision was $1.5 million in fiscal 2005. The provision for credit losses is the amount needed to change the allowance for credit losses to the estimated level of inherent losses in finance receivables. We did not need to increase the allowance because of the low amount of net charge-offs and continued strong asset quality, and and we did not need to reduce it because of the significant growth in receivables. Net charge-offs (write-downs of finance receivables less recoveries) decreased to $0.1 million in fiscal 2006 from $1.4 million in fiscal 2005. The loss ratio (net charge-offs expressed as a percentage of average finance receivables) decreased to 0.01% in fiscal 2006 from 0.09% in fiscal 2005. Net charge-offs decreased because of significantly fewer non-accrual receivables.

      Salaries and other expenses increased by 10% to $23.7 million in fiscal 2006 from $21.5 million in fiscal 2005. The increase resulted from increased salary expense and, to a lesser extent, general increases in other operating expenses from strong receivables growth, partially offset by cost savings from significantly fewer non-performing assets. Salary expense increased because of higher salaries, an increase in the number of employees and because SFAS No. 123R required us to record $0.7 million of compensation expense for stock options in fiscal 2006. The expense ratio (salaries and other expenses expressed as a percentage of average finance receivables) improved to 1.30% in fiscal 2006 from 1.39% in fiscal 2005 because the rate of receivables growth exceeded the percentage increase in expenses. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 24.9% in fiscal 2006 from 25.9% in fiscal 2005 because the percentage increase in net finance income exceeded the percentage increase in expenses.

      The provision for income taxes increased to $27.8 million in fiscal 2006 from $23.2 million in fiscal 2005. The increase resulted from the increase in income before income taxes, and to a lesser extent, the slight increase in our effective tax rate to 38.9% in fiscal 2006 from 38.8% in fiscal 2005. Our effective tax rate increased because tax benefits (reductions of the provision for income taxes) cannot be recorded on the $0.6 million of expense for incentive stock options not exercised and not sold in fiscal 2006. This was partially offset by the $0.1 million tax benefit we recorded from the change in Texas tax law enacted in our fourth quarter of fiscal 2006. Our fiscal 2006 effective tax rate would have been 38.8% excluding the effects of these two items.

      Diluted earnings per share increased by 17% to $1.65 per share in fiscal 2006 from $1.41 per share in fiscal 2005, and basic earnings per share increased by 17% to $1.68 per share in fiscal 2006 from $1.44 per share in fiscal 2005. The percentage increases in diluted and basic earnings per share were lower than the percentage increase in net income because the average price of our common stock was 14% higher in fiscal 2006 and there were more shares of common stock outstanding in fiscal 2006 from stock option exercises and awards of restricted stock.

      Compensation expense recorded for stock options under SFAS No. 123R reduced net income by $0.9 million, reduced diluted earnings per share by $0.03 and reduced basic earnings per share by $0.04 in fiscal 2006.


Comparison of Fiscal 2005 to Fiscal 2004

      =======================================================================
                                   Years Ended July 31,
      ($ in millions, except per   --------------------
       share amounts)                   2005       2004   $ Change   % Change
      =======================================================================
      Finance income                  $126.6     $118.3      $ 8.3          7%
      Interest expense                  43.7       33.9        9.8         29
      Net finance income before
        provision for credit losses     82.9       84.4       (1.5)        (2)
      Provision for credit losses        1.5        9.8       (8.3)       (85)
      Salaries and other expenses       21.5       23.5       (2.0)        (8)
      Provision for income taxes        23.2       19.9        3.3         17
      Net income                        36.7       31.2        5.5         18

      Diluted earnings per share        1.41       1.15       0.26         23
      Basic earnings per share          1.44       1.17       0.27         23
      =======================================================================

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

      Finance income increased by 7% to $126.6 million in fiscal 2005 from $118.3 million in fiscal 2004. The increase resulted from the 9% increase in average finance receivables ($122.0 million) to $1.54 billion in fiscal 2005 from $1.42 billion in fiscal 2004 and, to a lesser extent, lower non-accrual receivables. Partially offsetting these positive factors was the lower net yield of finance receivables. Continued low long-term market interest rates, partially offset by increases in yields on floating rate receivables from increases in the prime rate, reduced the net yield on finance receivables to 8.20% in fiscal 2005 from 8.32% in fiscal 2004.

      Interest expense increased by 29% to $43.7 million in fiscal 2005 from $33.9 million in fiscal 2004. The increase resulted from higher average short-term market interest rates and the 11% ($113.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower average rate on our fixed rate term debt and lower credit spreads raised our weighted average cost of debt to 3.79% in fiscal 2005 from 3.26% in fiscal 2004. Interest expense for fiscal 2005 included two nonrecurring items; a $0.2 million gain recognized on interest rate locks and a $0.4 million expense representing unamortized deferred debt issuance costs on debt prepaid during the year.

      Net finance income before provision for credit losses on finance receivables decreased by 2% to $82.9 million in fiscal 2005 from $84.4 million in fiscal 2004. Net interest margin decreased to 5.37% in fiscal 2005 from 5.93% in fiscal 2004. Net interest margin decreased because our weighted average cost of debt was higher, the net yield on our finance receivables was lower and our leverage increased slightly.

      The provision for credit losses on finance receivables decreased to $1.5 million in fiscal 2005 from $9.8 million in fiscal 2004. The decrease resulted from significantly lower net charge-offs and improved asset quality, partially offset by receivables growth. Net charge-offs decreased to $1.4 million in fiscal 2005 from $9.5 million in fiscal 2004. The loss ratio decreased to 0.09% in fiscal 2005 from 0.67% in fiscal 2004. Net charge-offs decreased because of higher recoveries, fewer non-accrual receivables and improved equipment values.

      Salaries and other expenses decreased by 8% to $21.5 million in fiscal 2005 from $23.5 million in fiscal 2004. The decrease resulted from cost savings generated by significantly fewer non-performing assets, partially offset by higher costs associated with being a public company. Salary expense did not change significantly. The expense ratio decreased to 1.39% in fiscal 2005 from 1.65% in fiscal 2004 because of the decrease in expenses and increase in receivables. The efficiency ratio improved to 25.9% in fiscal 2005 from 27.8% in fiscal 2004 because of the decrease in expenses.

      The provision for income taxes increased to $23.2 million in fiscal 2005 from $19.9 million in fiscal 2004. The increase resulted from the increase in income before income taxes, partially offset by the slight decrease in our effective tax rate to 38.8% in fiscal 2005 from 39.0% in fiscal 2004.

      Diluted earnings per share increased by 23% to $1.41 in fiscal 2005 from $1.15 in fiscal 2004, and basic earnings per share increased by 23% to $1.44 in fiscal 2005 from $1.17 in fiscal 2004. The percentage increases in diluted and basic earnings per share exceeded the percentage increase in net income because we repurchased 2.3 million shares of common stock in April 2004.


FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future net charge-offs and non-performing assets.


      =============================================================================
                                         July 31,    July 31,
      ($ in millions)                       2006*       2005*   $ Change   % Change
      =============================================================================
      Finance receivables                $1,991.7    $1,666.1     $325.6         20%
      Allowance for credit losses            24.1        24.2       (0.1)        (1)
      Non-performing assets                  14.6        25.3      (10.7)       (42)
      Delinquent finance receivables          8.6        10.2       (1.6)       (16)
      Net charge-offs                         0.1         1.4       (1.3)       (91)

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses            1.21%       1.45%
      Non-performing assets                  0.73        1.52
      Delinquent finance receivables         0.43        0.61
      Net charge-offs                        0.01        0.09
      =============================================================================

      * as of and for the year ended

      Finance receivables grew 20% ($326 million) during fiscal 2006 to $1.99 billion at July 31, 2006 from $1.67 billion at July 31, 2005. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 90% ($1.79 billion) of finance receivables and leases were 10% ($198 million) at July 31, 2006.

      Finance receivables originated in fiscal 2006 and 2005 were $1.34 billion and $1.07 billion, respectively. Originations increased because of greater demand for domestic equipment financing. Finance receivables collected in fiscal 2006 and 2005 were $998 million and $847 million, respectively. Collections increased because of higher average finance receivables.

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

      Our underwriting policies limit our credit exposure with any single customer. This limit was $35.0 million at July 31, 2006. Our ten largest customers accounted for 5.5% ($109.0 million) of total finance receivables at July 31, 2006.

      Our allowance for credit losses was $24.1 million at July 31, 2006 and $24.2 million at July 31, 2005. The allowance level declined to 1.21% of finance receivables at July 31, 2006 from 1.45% at July 31, 2005 because of lower net charge-offs, continued favorable asset quality and receivables growth. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables at the end of each quarter adjusted for expected recoveries and any differences between current and historical loss trends and other factors. The allowance level may decline further if our asset quality statistics remain at favorable levels.

      Net charge-offs of finance receivables (write-downs less recoveries) decreased to $0.1 million in fiscal 2006 from $1.4 million in fiscal 2005 and the loss ratio decreased to 0.01% from 0.09%. Net charge-offs are at these low levels because of the low amount of non-performing assets and strong demand for and strong value of the equipment we finance.

      The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      ====================================================================
      July 31,                                            2006        2005
      ====================================================================
      Non-accrual finance receivables *                  $13.8       $23.6
      Repossessed equipment                                0.8         1.7
      --------------------------------------------------------------------
           Total non-performing assets                   $14.6       $25.3
      ====================================================================
      Delinquent finance receivables                     $ 8.6       $10.2
      ====================================================================
      Percentage of non-accrual receivables
          not delinquent                                    54%         65%
      ====================================================================
      * before specifically allocated allowance of $0.3 million at July 31, 2006 and $0.8 million at July 31, 2005

      Our asset quality statistics stayed at favorable levels during the year. Net charge-offs, non-accrual receivables, repossessed equipment and delinquencies were far below expected levels. Therefore, we do not expect further improvement in these measures and reasonable increases would not necessarily indicate the start of a negative trend. Non-accrual receivables decreased because we removed the non-accrual classification from several large receivables we no longer considered impaired. We believe we will collect the full amount of principal and interest due on these receivables based on payment performance and collateral coverage.

      Although we expect our asset quality statistics to remain favorable, the high price of oil and higher market interest rates could affect our statistics adversely. Gasoline and interest are significant costs for most of our customers and higher than normal increases in these costs could reduce their operating cash flows and their ability to remit payments significantly. Increases in these costs can also affect the economy adversely. In addition, several customers owe us over $5.0 million. If any of these receivables become delinquent, impaired or repossessed, our asset quality statistics could worsen even though the overall trend may remain positive.

      Our finance receivables reflect industry and geographic concentrations of credit risk. These concentrations result from customers having similar economic characteristics that could cause their ability to meet their contractual obligations to be similarly affected by changes in economic or other conditions. At July 31, 2006, our industry concentrations were construction related-43%, road transportation-40% and waste services-11% and our U.S. regional geographic concentrations were Southeast-28%, Southwest-28%, Northeast-16%, West-15% and Central-13%.

LIQUIDITY AND CAPITAL RESOURCES

      We describe our need for raising capital (debt and equity), our need for having a substantial amount of liquidity (money immediately available for us to borrow), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity and credit ratings. Our leverage is low for a finance company, we have been successful in issuing debt, we have ample liquidity available and the maturities of our debt are staggered and cumulatively exceed the maturities of our finance receivables.

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables, to purchase portfolios of finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely and we diversify our funding sources. Funding sources available to us include operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, committed unsecured revolving bank credit facilities, dealer placed and direct issued commercial paper and sales of common and preferred equity. We believe our liquidity sources are diversified, and we are not dependent on any funding source or provider.

      Our term debt is rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and commercial paper issued by our major operating subsidiary ($101.3 million at July 31, 2006) is rated 'F2' by Fitch. As a condition of our 'F2' credit rating, our commercial paper outstanding must be exceeded by the unused amount of our bank credit facilities. Fitch last affirmed its investment grade ratings on our debt in August 2005 and maintained its stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

      We had $201.4 million available to borrow immediately under our bank credit facilities (after subtracting commercial paper outstanding) at July 31, 2006. Our asset securitization facility could be increased by $285.0 million at July 31, 2006 and we believe we can issue more term debt. We believe, but cannot assure, sufficient capital is available to sustain our future operations and growth.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause.

      Total debt increased by 21% ($268 million) to $1.53 billion at July 31, 2006 from $1.26 billion at July 31, 2005 and stockholders' equity increased by 14% ($48.3 million) to $390.4 million at July 31, 2006 from $342.1 million at July 31, 2005. Leverage (debt-to-equity ratio) increased to 3.9 at July 31, 2006 from 3.7 at July 31, 2005, but remains low, allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5, also considered low for a finance company.

      Debt comprised the following ($ in millions):

      ============================================================================
                                              July 31, 2006          July 31, 2005
                                         ------------------     ------------------
                                           Amount   Percent       Amount   Percent
      ============================================================================
      Term notes                         $  664.5        43%    $  457.0        36%
      Asset securitization financings       425.0        28        325.0        26
      Convertible debentures                175.0        11        175.0        14
      Borrowings under bank credit
         facilities                         149.7        10        213.0        17
      Commercial paper                      118.9         8         94.0         7
      ----------------------------------------------------------------------------
           Total principal                1,533.1       100%     1,264.0       100%
      Fair value adjustment of
         hedged debt                         (5.4)                  (4.3)
      ----------------------------------------------------------------------------
              Total debt                 $1,527.7               $1,259.7
      ============================================================================

Term Notes

      We issued $200.0 million of fixed rate term notes in March 2006. The notes comprise $160.0 million of five-year, 5.45% notes due at maturity in March 2011 and $40.0 million of seven-year, 5.56% notes due at maturity in March 2013. We received $100.0 million in March and in May 2006. We issued $250.0 million of five-year, 5.0% fixed rate term notes in May 2005. We received $200.0 million in May 2005 and $50.0 million in August 2005. The notes are due at maturity in May and August 2010. Interest is payable semi-annually. We used the proceeds from these note issuances to repay borrowings under bank credit facilities. We also repaid $42.5 million of fixed rate term notes at maturity in fiscal 2006 with a weighted-average rate of 6.5%.

Asset Securitization Financings

      Our asset securitization facility was increased by $100.0 million to $425.0 million in August 2005. We used the proceeds to repay borrowings under bank credit facilities. We established the facility in July 2001. The facility was renewed for the fifth time in April 2006 and expires in April 2007 subject to further renewal. The facility limits borrowings to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. On expiration and nonrenewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly and would be fully repaid by March 2009 based on the contractual payments of the $487 million of securitized receivables at July 31, 2006.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($790 million at July 31, 2006). Therefore, we could securitize an additional $303 million of finance receivables at July 31, 2006. Borrowings are limited to 94% of securitized receivables and can be further limited based on the eligibility of securitized receivables.

Convertible Debentures

      The 2.0% convertible debentures, issued in fiscal 2004, were convertible into 6.1 million shares (as adjusted) of common stock at the adjusted conversion price of $28.78 per share resulting in an adjusted conversion rate of 34.75 shares for each $1,000 of principal. In fiscal 2005, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash. This eliminated the 6.1 million convertible shares. Any value over principal will be paid with shares of common stock.

      The debentures can only be converted when (i) in any fiscal quarter the closing price of our common stock is at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) the debentures are rated 'BB' or lower by Fitch (three ratings levels lower than the initial rating) (iii) we call the debentures for redemption or (iv) a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through July 31, 2006. The market price condition would have been met at July 31, 2006 if the price of our common stock closed above $37.41 for the required period. The closing price of our common stock on the New York Stock Exchange was $26.87 on July 31, 2006.

      The debentures have a 30-year term, but we can redeem them at principal anytime starting in April 2009 and debenture holders can require us to repurchase them at principal on each five-year anniversary of issuance or when a specified corporate transaction occurs. The market value of the debentures was 104.934% of their principal amount at July 31, 2006 as reported by www.nasdbondinfo.com.

Bank Credit Facilities

      We had $470.0 million of committed unsecured revolving credit facilities from nine banks (a $75.0 million increase from July 31, 2005) at July 31, 2006 comprising $247.5 million of facilities with five-year original terms and $222.5 million of facilities with one-year original terms. These facilities range from $25.0 million to $45.0 million. Borrowings under these facilities can mature between 1 and 270 days. Borrowings outstanding at July 31, 2006 matured August 1, 2006. The multiyear facilities expire as follows: $30.0 million in fiscal 2010 and $217.5 million in fiscal 2011.

      These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only. These facilities may be renewed upon expiration.

      Bank credit facility activity is summarized below ($ in millions):

      =========================================================================
      Years Ended July 31,                          2006                   2005
      -------------------------------------------------------------------------
                                     Amount   # of Banks    Amount   # of Banks
      =========================================================================
      Total - beginning of year      $395.0            9    $340.0            8
         New                           50.0            1      80.0            2
         Expired not renewed          (15.0)           1     (45.0)           2
         Increases                     40.0            3      20.0            1
      -------------------------------------                 ------
      Total - end of year            $470.0            9    $395.0            9
      =========================================================================
      Renewed at expiration          $197.5            7    $102.5            4
      =========================================================================

Commercial Paper

      We issue commercial paper direct and through a $350.0 million program with maturities between 1 and 270 days. Because our commercial paper outstanding must be exceeded by the unused amount of our committed revolving bank credit facilities, the combined amount of commercial paper and bank borrowings, $268.6 million at July 31, 2006, was limited to $470.0 million at July 31, 2006.

      Information on the combined amounts of bank borrowings and commercial paper follows (in millions):

      =======================================================================
      Years Ended July 31,                       2006        2005        2004
      =======================================================================
      Maximum outstanding during the year      $351.3      $307.0      $178.6
      Average outstanding during the year       257.3       177.7       112.7
      Outstanding at end of year                268.6       307.0       115.6
      =======================================================================

Contractual Obligations

      Our long-term contractual obligations and other information at July 31, 2006 are summarized below ($ in millions):

      ===================================================================================
                                                                   Payments Due by Period
                                  -------------------------------------------------------
                                            Less than                           More than
                                    Total      1 year   2-3 years   4-5 years     5 years
      -----------------------------------------------------------------------------------
      Term notes                   $664.5    $   56.2    $  133.3    $  435.0    $   40.0
      Convertible debentures        175.0          --       175.0          --          --
      Operating leases                3.8         1.2         1.7         0.9          --
      Other long-term liability
        reflected on the balance
        sheet under GAAP              1.2         0.6         0.5         0.1          --
      -----------------------------------------------------------------------------------
               Total payments      $844.5    $   58.0    $  310.5    $  436.0    $   40.0
      ===================================================================================
      Percentage                      100%          7%         37%         51%          5%
      ===================================================================================
      Other debt                   $693.6    $  693.6          --          --          --
      ===================================================================================
      Cumulative payments                    $  751.6    $1,062.1    $1,498.1    $1,538.1
      ===================================================================================
      Cumulative scheduled
        collections of finance
        receivables                          $  740.9    $1,704.4    $1,981.1    $1,991.7
      ===================================================================================

      The weighted average maturity of our term debt (term notes and convertible debentures) was 3.3 years at July 31, 2006 and 3.4 years at July 31, 2005. Term notes and convertible debentures are discussed in Note 3 to the Consolidated Financial Statements and operating leases in Note 10. The other long-term liability is deferred compensation owed to three executive officers and our former CEO's beneficiary. Other debt is due within one year and comprises asset securitization financings, bank borrowings and commercial paper. As shown in the table, after one year, cumulative scheduled collections of finance receivables exceed cumulative payments under contractual obligations.

Stockholders' Equity

      We have a common stock and convertible debt repurchase program. At July 31, 2006, $17.5 million was available under the program. We repurchased 28,000 shares of common stock for $0.8 million in fiscal 2006. We paid $9.8 million of cash dividends and we received $8.6 million from the exercise of stock options and tax benefits from stock awards in fiscal 2006.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our profitability and how we manage interest rate risk in this section. Higher short-term market interest rates increased interest expense in fiscal 2006 by approximately $15.0 million and reduced our net interest spread (the net yield of finance receivables less the weighted average cost of debt), an integral part of a finance company's profitability, by approximately 1.10% (110 basis points). We explain the reasons below.

         Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread (this occurred in fiscal 2006) and decreases in short-term rates increase our net interest spread because floating rate debt (includes short-term debt) exceeds our floating rate finance receivables significantly. Because 55% of our debt is floating rate compared to floating rate finance receivables of only 7%, interest rates on our debt change faster than the yield on our receivables. Our net interest spread is also affected when short-term and long-term rates do not similarly change. Long-term rates normally exceed short-term rates. When the differences between long and short-term rates narrow (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. Potential mitigating factors are (i) the rates we charge are also determined by the prime rate and equipment financing demand and (ii) issuing long-term fixed rate debt. Our net interest spread is calculated below:

      =========================================================================
      Years Ended July 31,                     2006          2005          2004
      =========================================================================
      Net yield of finance receivables         8.89%         8.20%         8.32%
      Weighted average cost of debt            4.85          3.79          3.26
      -------------------------------------------------------------------------
               Net interest spread             4.04%         4.41%         5.06%
      =========================================================================

      From the end of fiscal 2004 to the end of fiscal 2006, short-term market interest rates rose 4.25% (425 basis points), the yield curve flattened and is currently inverted. This trend may continue although the Federal Reserve Board did not raise its Federal-funds target rate at its last two meetings in August and September 2006 signaling a pause or potential end to short-term market interest rate increases. This rate is a benchmark short-term market interest rate. Rising short-term market interest rates and a flat or inverted yield curve reduce our net interest spread because interest rates on our debt would increase faster and by a greater amount than the yield on our receivables. The yield on our finance receivables also may not increase and could decrease.

      Our income is subject to the risk of rising short-term interest rates and a flat or inverted yield curve at July 31, 2006 because floating rate debt exceeded floating rate receivables by $715.7 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are collected monthly over short periods of two to five years and have been accelerated by prepayments. At July 31, 2006, $679.0 million (36%) of fixed rate finance receivables are scheduled to be collected in one year and the weighted average remaining life of fixed rate finance receivables excluding prepayments is approximately twenty months. We do not match the maturities of our debt to our finance receivables. The fixed and floating rate amounts and percentages of our finance receivables and capital at July 31, 2006 follow ($ in millions):

      ================================================================================
                                         Fixed Rate         Floating Rate
                                 ------------------      ----------------
                                   Amount   Percent      Amount   Percent        Total
      ================================================================================
      Finance receivables        $1,860.5        93%     $131.2         7%    $1,991.7
      ================================================================================
      Debt (principal)           $  686.2        45%     $846.9        55%    $1,533.1
      Stockholders' equity          390.4       100          --        --        390.4
      --------------------------------------------------------------------------------
        Total debt and equity    $1,076.6        56%     $846.9        44%    $1,923.5
      ================================================================================

      Floating rate debt (asset securitization financings, bank borrowings, floating rate swaps of fixed rate notes, commercial paper and floating rate term note) reprices (interest rate changes based on current short-term market interest rates) as follows at July 31, 2006: $666.3 million (79%) within one month, $145.7 million (17%) in two to three months and $34.9 million (4%) in four to six months. The repricing frequency of floating rate debt follows (in millions):

      ==========================================================================
                                     Balance     Repricing Frequency
      ==========================================================================
       Asset securitization
          financings                  $425.0     generally daily
       Bank borrowings                 149.7     generally daily
       Floating rate swaps of
          fixed rate notes             143.3     semi-annually (120 day average)
       Commercial paper                118.9     1 to 100 days (30 day average)
       Floating rate term note          10.0     monthly
      ==========================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce annual net income by approximately $2.7 million at July 31, 2006 based on scheduled repricings of floating rate debt, fixed rate debt maturing within a year and the expected effects on the yield of new receivables. This amount increases to $4.2 million excluding the expected effects on the yield of new receivables. We believe this is acceptable considering the lower cost of floating rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from this amount. Other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to potential adverse changes in market interest rates by using certain derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives.

      In January 2006, we entered into a $100.0 million interest rate lock expiring in March 2006. We designated the rate lock as a cash flow hedge of an anticipated issuance of five-year fixed rate term notes hedging the risk of adverse interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. We terminated the lock early when the interest rate was set on the note issuance in February 2006. We realized a $1.0 million gain and determined there was no hedge ineffectiveness. The cash flow hedge gain was recorded in stockholders' equity as accumulated other comprehensive income net of deferred income tax of $0.4 million and is being reclassified to net income by reducing interest expense and deferred income tax over the five-year term of the notes issued.

      The notional amount of floating rate swaps of fixed rate notes was $143.3 million at July 31, 2006. The swaps effectively converted fixed rate term notes into floating rate term notes. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest on the fixed rate hedged notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. The swaps' floating rates are indexed to six-month LIBOR (5.51% at July 31, 2006). The swaps increased interest expense by $1.6 million in fiscal 2006 and reduced interest expense by $1.3 million in fiscal 2005. The weighted average pay rate of 6.89% at July 31, 2006 exceeded the 4.88% weighted average receive rate by 201 basis points (2.01%). The weighted average remaining term of the swaps at July 31, 2006 is
2.0 years. Information for each swap at July 31, 2006 follows:

      ============================================================================
                                                Fixed
                                  Notional    Receive    Floating
      Issued         Expires        Amount       Rate    Pay Rate     Reprices
      ============================================================================
      April 2003     April 2010      $12.5       4.96%       6.41%    October 2006
      July 2003      April 2008       25.0       4.37        6.08     October 2006
      July 2003      June 2008        12.5       4.37        6.74     October 2006
      July 2003      June 2008        25.0       4.37        6.55     October 2006
      July 2003      June 2010        12.5       4.96        6.72     October 2006
      August 2003    April 2008       24.5       4.37        5.98     October 2006
      April 2004     August 2007      31.3       6.23        8.84     January 2007
      ============================================================================


NEW ACCOUNTING STANDARDS

      We started recording compensation expense for stock options on August 1, 2005 as required by Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R") and according to the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 using SFAS No. 123R's modified prospective method. This method requires us to record compensation expense for options unvested on August 1, 2005 and for options subsequently granted or modified. Prior periods will not be restated. Before August 1, 2005, we applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. We did not record compensation expense for stock options under APB No. 25. SFAS No. 123R did not change how we determine or recognize expense for shares of restricted stock and stock units.

      We record the fair value of options as compensation expense over the options' vesting periods using straight-line or graded-vesting (accelerated) methods. We use the Black-Scholes option-pricing model to calculate the fair value of stock options when they are granted. We use the graded-vesting method (the method used for SFAS No. 123, "Accounting for Stock-Based Compensation" pro forma disclosure) to recognize compensation expense for options unvested on August 1, 2005 and we use the straight-line method to recognize compensation expense for options granted after July 31, 2005.

      The fair value of shares of restricted stock and stock units equals the market value of our common stock on the date of award and are recorded as compensation expense over the awards' vesting periods using the straight-line method for awards without a performance condition and the graded-vesting method for awards with a performance condition.

      SFAS No. 123R requires compensation expense to be recorded only for stock-based awards expected to vest. Therefore, we must estimate how many awards will be forfeited and periodically review our estimates based on actual forfeitures and revise them cumulatively as necessary.

      We capitalize (defer expensing) a portion of stock-based compensation expense as required by SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91"). Amounts capitalized are included in finance receivables and amortized as a reduction of finance income over the terms of finance receivables using the interest method.

      We record tax benefits on compensation expense for shares of restricted stock, stock units and non-qualified stock options, and for incentive stock options but only when employees exercise and subsequently sell the shares within one year.

      In fiscal 2006, salaries and other expenses include $0.7 million of compensation expense for options recognized under SFAS No. 123R resulting in a $0.1 million tax benefit, and compensation expense for options capitalized under SFAS No. 91 was $1.1 million. Compensation expense recorded for stock options reduced fiscal 2006 diluted and basic earnings per share by $0.03 and $0.04, respectively.

      The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") in July 2006. FIN No. 48 requires companies to determine if any tax positions taken on their income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing jurisdiction. If tax positions pass the more-likely-than-not test, companies then record benefits from them only equal to the highest amount that has a greater than 50% chance of being realized assuming the tax positions would be challenged by a taxing jurisdiction. No benefits would be recorded for tax positions failing the more-likely-than-not test. Tax benefits include income tax savings and the related interest expense savings. Whether tax positions pass the test or not, adopting FIN No. 48 could result recording additional income tax provisions or expenses for any interest and penalties on potential underpayments of income tax, or both. FIN No. 48 is effective in the first quarter of fiscal years beginning after December 15, 2006. It will become effective for us on August 1, 2007, the beginning of our fiscal year ending July 31, 2008. We are evaluating how it may affect our consolidated financial statements.

      The FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157") in September 2006. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for us on August 1, 2008. We are evaluating how it may affect our consolidated financial statements.


FORWARD-LOOKING STATEMENTS

      Statements in this report including the words or phrases "can be," "expect," "anticipate," "may," "believe," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ from those anticipated by forward-looking statements materially because of the uncertainties and risks described in "Part I, Item 1A. Risk Factors" and other sections of this report. Forward-looking statements apply only as of the date made and we are not required to update forward-looking statements for future or unanticipated events or circumstances.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7, Market Interest Rate Risk and Sensitivity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Financial Federal Corporation:


We have audited the accompanying consolidated balance sheets of Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") as of July 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Federal as of July 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Financial Federal's internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 27, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

New York, New York
September 27, 2006

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

============================================================================================
                                                             July 31, 2006     July 31, 2005
============================================================================================
ASSETS
Finance receivables                                            $ 1,991,688       $ 1,666,079
Allowance for credit losses                                        (24,100)          (24,225)
--------------------------------------------------------------------------------------------
     Finance receivables - net                                   1,967,588         1,641,854
Cash                                                                 8,143             8,456
Other assets                                                        12,613            11,535
--------------------------------------------------------------------------------------------
          TOTAL ASSETS                                         $ 1,988,344       $ 1,661,845
============================================================================================

LIABILITIES
Debt:
     Long-term ($5,700 at July 31, 2006 and $6,300
        at July 31, 2005 owed to related parties)              $ 1,252,350       $   979,700
     Short-term                                                    275,311           280,000
Accrued interest, taxes and other liabilities                       50,593            42,267
Deferred income taxes                                               19,711            17,764
--------------------------------------------------------------------------------------------
     Total liabilities                                           1,597,965         1,319,731
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                 --                --
Common stock - $.50 par value, authorized 100,000 shares,
     shares issued and outstanding (net of 1,696 treasury
     shares): 27,216 at July 31, 2006 and 26,231 at
     July 31, 2005                                                  13,608            13,116
Additional paid-in capital                                         123,091           109,226
Retained earnings                                                  253,128           219,772
Accumulated other comprehensive income                                 552                --
--------------------------------------------------------------------------------------------
     Total stockholders' equity                                    390,379           342,114
--------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,988,344       $ 1,661,845
============================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)

============================================================================================
Years Ended July 31,                                        2006          2005          2004
============================================================================================
Finance income                                          $162,475      $126,643      $118,305

Interest expense                                          67,402        43,748        33,900
--------------------------------------------------------------------------------------------

     Net finance income before provision for credit
        losses on finance receivables                     95,073        82,895        84,405

Provision for credit losses on finance receivables            --         1,500         9,800
--------------------------------------------------------------------------------------------

     Net finance income                                   95,073        81,395        74,605

Salaries and other expenses                               23,676        21,477        23,458
--------------------------------------------------------------------------------------------

     Income before income taxes                           71,397        59,918        51,147

Provision for income taxes                                27,778        23,266        19,957
--------------------------------------------------------------------------------------------

          NET INCOME                                    $ 43,619      $ 36,652      $ 31,190
============================================================================================

EARNINGS PER COMMON SHARE:
          Diluted                                       $   1.65      $   1.41      $   1.15
============================================================================================
          Basic                                         $   1.68      $   1.44      $   1.17
============================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

====================================================================================================
                                                                             Accumulated
                                    Common Stock   Additional                      Other
                                ----------------      Paid-In    Retained  Comprehensive
                                Shares    Amount      Capital    Earnings         Income       Total
====================================================================================================
BALANCE - JULY 31, 2003         27,725   $13,863     $105,464    $197,069           $ --    $316,396
  Net income                        --        --           --      31,190             --      31,190
  Common stock repurchased
    (974 shares retired and
    1,523 shares held in
    treasury)                   (2,497)   (1,249)     (15,153)    (39,128)            --     (55,530)
  Stock plan activity:
    Shares issued                  675       338        7,399        (113)            --       7,624
    Compensation recognized         --        --        2,447          --             --       2,447
    Tax benefits                    --        --        1,763          --             --       1,763
----------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2004         25,903    12,952      101,920     189,018             --     303,890
  Net income                        --        --           --      36,652             --      36,652
  Common stock repurchased
    (42 shares retired and 24
    shares held in treasury)       (66)      (33)      (1,024)       (599)            --      (1,656)
  Stock plan activity:
    Shares issued                  394       197        4,695         (66)            --       4,826
    Compensation recognized         --        --        2,630          --             --       2,630
    Tax benefits                    --        --        1,005          --             --       1,005
  Common stock cash dividends       --        --           --      (5,233)            --      (5,233)
----------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2005         26,231    13,116      109,226     219,772             --     342,114
  Net income                        --        --           --      43,619             --      43,619
  Unrealized gain on cash flow
    hedge, net of tax               --        --           --          --            589         589
  Reclassification adjustment
    for realized gain included
    in net income, net of tax       --        --           --          --            (37)        (37)
                                                                                            --------
  Comprehensive income                                                                        44,171
                                                                                            --------
  Common stock repurchased
    (retired)                      (28)      (14)        (527)       (266)            --        (807)
  Stock plan activity:
    Shares issued                1,017       508        6,343         (52)            --       6,799
    Compensation recognized         --        --        6,265          --             --       6,265
    Excess tax benefits             --        --        1,784          --             --       1,784
  Common stock cash dividends       --        --           --      (9,838)            --      (9,838)
  Cash paid for fractional
    shares                          (4)       (2)          --        (107)            --        (109)
----------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2006         27,216   $13,608     $123,091    $253,128           $552    $390,379
====================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

=======================================================================================================
Years Ended July 31,                                                   2006           2005         2004
=======================================================================================================
Cash flows from operating activities:
     Net income                                                  $   43,619     $   36,652     $ 31,190
     Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization of deferred origination costs and fees          14,626         15,400       14,732
        Stock-based compensation                                      3,338          2,630        2,447
        Provision for credit losses on finance receivables               --          1,500        9,800
        Depreciation and amortization                                   798            863          632
        Deferred income taxes                                         1,947         (3,636)      (3,673)
        (Increase) decrease in other assets                          (1,938)         7,711        9,966
        Increase (decrease) in accrued interest, taxes and
          other liabilities                                           8,654         (4,061)       2,420
        Tax benefits from stock plans                                    --          1,005        1,763
        Excess tax benefits from stock-based awards                  (1,784)            --           --
-------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                  69,260         58,064       69,277
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Finance receivables originated                              (1,335,664)    (1,068,711)    (791,009)
     Finance receivables collected                                  998,231        846,785      721,384
-------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                    (337,433)      (221,926)     (69,625)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Asset securitization borrowings (repayments)                   100,000         39,000      (39,000)
     Bank borrowings, net (decrease) increase                       (63,278)       201,000          555
     Commercial paper, net increase (decrease)                       24,839         (9,600)      (7,960)
     Proceeds from convertible debentures                                --             --      175,000
     Proceeds from term notes                                       250,000        200,000        5,000
     Repayments of term notes                                       (42,500)      (263,000)     (82,000)
     Proceeds from settlement of interest rate lock                     970             --           --
     Deferred debt issuance costs                                        --             --       (4,375)
     Proceeds from stock option exercises                             6,799          4,104        3,685
     Excess tax benefits from stock-based awards                      1,784             --           --
     Common stock cash dividends                                     (9,838)        (5,233)          --
     Repurchases of common stock                                       (807)          (934)     (51,591)
     Cash paid for fractional shares of common stock                   (109)            --           --
-------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities       267,860        165,337         (686)
-------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                        (313)         1,475       (1,034)
Cash - beginning of year                                              8,456          6,981        8,015
-------------------------------------------------------------------------------------------------------
CASH - END OF YEAR                                               $    8,143     $    8,456     $  6,981
=======================================================================================================
Supplemental disclosures of cash flow information:
     Interest paid                                               $   63,560     $   41,436     $ 35,598
=======================================================================================================
     Income taxes paid                                           $   27,171     $   20,306     $ 32,643
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

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business

      Financial Federal Corporation and subsidiaries (the "Company") provide collateralized lending, financing and leasing services nationwide to small and medium sized businesses in the general construction, road and infrastructure construction and repair, road transportation and waste disposal industries. We lend against, finance and lease a wide range of new and used revenue-producing, essential-use equipment including cranes, earthmovers, personnel lifts, trailers and trucks.

Basis of Presentation and Principles of Consolidation

      We prepared the accompanying Consolidated Financial Statements according to accounting principles generally accepted in the United States of America
(GAAP) and they include the accounts of Financial Federal Corporation and its subsidiaries. All significant intercompany accounts and transactions were eliminated. We do not have reportable operating segments.

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

Income Recognition

      Interest income earned on finance receivables is recognized over the term of receivables using the interest method. Costs associated with originating receivables and nonrefundable fees earned on receivables are deferred under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") and recognized as a reduction of finance income over the term of receivables using the interest method. Income recognition is suspended on finance receivables we classify as non-accrual (full collection of principal and interest being doubtful). This typically occurs when (i) a contractual payment is 90 days or more past due (unless this is expected to be temporary) (ii) the customer is subject to a bankruptcy proceeding or (iii) the collateral is being liquidated, and the value of the collateral does not exceed our net investment. Income recognition may be resumed when we believe full collection of all amounts contractually due is probable.

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables. We record a provision for credit losses on finance receivables to adjust the allowance for credit losses to the estimated amount. The allowance is a significant estimate we determine based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessments of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of counterparties (includes the customer, equipment vendors, manufacturers and the customer's owners or affiliates), equipment collateral values and other factors. Changes in the allowance level may be necessary based on unexpected changes in these factors.

      Impaired finance receivables are written-down to our estimate of their fair value by a charge to the allowance for credit losses. Write-downs subsequently recovered are credited to the allowance. Assets received to satisfy finance receivables are initially written-down to their current estimated fair value less selling costs by a charge to the allowance for credit losses and any subsequent write-downs and recoveries are recorded in earnings.

Derivative Financial Instruments

      We use derivative financial instruments to manage our exposure to the effects of changes in market interest rates on our debt. We do not speculate with or trade derivatives. Derivatives are recorded at fair value as an asset or liability. Derivatives may be designated as a fair value hedge or cash flow hedge or may not be designated as a hedge.

      For derivatives designated as a fair value hedge, the hedged asset or liability is also recorded at its fair value (to the extent of the change in the fair value of the derivative) and any changes in the fair value of the derivative and the hedged asset or liability are recorded in earnings. The changes in the fair value of a derivative designated as a fair value hedge and the hedged asset or liability will offset in correlation to the effectiveness of the hedging relationship. If certain conditions are met, these changes will offset exactly and there will be no hedge ineffectiveness.

      For derivatives designated as a cash flow hedge, changes in the fair value of the effective portion of the derivative are recorded in accumulated other comprehensive income within stockholders' equity, net of tax, and reclassified to earnings in the same future periods the hedged transaction impacts earnings. Any ineffective portion is recorded immediately in earnings.

      For derivatives not designated as a hedge, changes in their fair value are recorded immediately in earnings.

      Derivatives designated as a hedge must be linked to a specific asset, liability or firm commitment depending on the type of hedge, and the risk management objective and strategy and the method to be used to determine the effectiveness of the hedge must be documented at inception of the hedging relationship.

Stock-Based Compensation Expense

      We started recording compensation expense for stock options on August 1, 2005 as required by Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R") and according to the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 ("SAB No. 107") using SFAS No. 123R's modified prospective method. This method requires us to record compensation expense for options unvested on August 1, 2005 and for options subsequently granted or modified. Prior periods will not be restated. Before August 1, 2005, we applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. We did not record compensation expense for stock options under APB No. 25. SFAS No. 123R did not change how we determine or recognize expense for shares of restricted stock and stock units.

      We record the fair value of options as compensation expense over the options' vesting periods using straight-line or graded-vesting (accelerated) methods. We use the Black-Scholes option-pricing model to calculate the fair value of stock options when they are granted. We use the graded-vesting method (the method used for SFAS No. 123, "Accounting for Stock-Based Compensation" pro forma disclosure) to recognize compensation expense for options unvested on August 1, 2005 and we use the straight-line method to recognize compensation expense for options granted after July 31, 2005.

      The fair value of shares of restricted stock and stock units equals the market value of our common stock on the date of award and are recorded as compensation expense over the awards' vesting periods using the straight-line method for awards without a performance condition and the graded-vesting method for awards with a performance condition.

      SFAS No. 123R requires compensation expense to be recorded only for stock-based awards expected to vest. Therefore, we must estimate how many awards will be forfeited and periodically review our estimates based on actual forfeitures and revise them cumulatively as necessary.

       We capitalize (defer recognizing) stock-based compensation considered a cost of originating receivables as required by SFAS No. 91. We record tax benefits (reductions of the provision for income taxes) on compensation expense for shares of restricted stock, stock units and non-qualified stock options, and for incentive stock options but only when employees exercise and subsequently sell the shares within one year. We record excess tax benefits when the amounts we can deduct on our income tax returns exceed the amounts we recorded in our financial statements by increasing additional paid-in capital and reducing income taxes payable.

      Total compensation recorded, compensation capitalized under SFAS No. 91, compensation included in salaries and other expenses and tax benefits recorded for stock options, shares of restricted stock and stock units and total stock-based compensation follow:

      ========================================================================
      Years Ended July 31,                          2006       2005       2004
      ========================================================================

      Compensation for stock options:
      -------------------------------
      Total recorded                              $1,828     $   --     $   --
      Capitalized under SFAS No. 91                1,092         --         --
      ------------------------------------------------------------------------
         Included in salaries and
            other expenses                        $  736     $   --     $   --
      ========================================================================
      Tax benefits recorded                       $  171     $   --     $   --
      ========================================================================

      Compensation for shares of
      restricted stock and stock units:
      ---------------------------------
      Total recorded                              $4,437     $2,630     $2,447
      Capitalized under SFAS No. 91                1,835      1,163      1,102
      ------------------------------------------------------------------------
         Included in salaries and
            other expenses                        $2,602     $1,467     $1,345
      ========================================================================
      Tax benefits recorded                       $1,003     $  562     $  516
      ========================================================================

      Total stock-based compensation:
      -------------------------------
      Total recorded                              $6,265     $2,630     $2,447
      Capitalized under SFAS No. 91                2,927      1,163      1,102
      ------------------------------------------------------------------------
         Included in salaries and
            other expenses                        $3,338     $1,467     $1,345
      ========================================================================
      Tax benefits recorded                       $1,174     $  562     $  516
      ========================================================================

      Compensation expense recorded for stock options reduced diluted earnings per share by $0.03 and reduced basic earnings per share by $0.04 in fiscal 2006.

      The effect on net income and earnings per share had we recorded compensation expense for options in fiscal 2005 and 2004 under SFAS No. 123 follow:

      ========================================================================
      Years Ended July 31,                                  2005          2004
      ========================================================================
      Net income, as reported                            $36,652       $31,190
      Add: Compensation expense recorded for
         stock awards (after-tax)                          1,609         1,496
      Deduct: Total stock-based compensation
         expense determined under fair value
         based method for all awards (after-tax)          (3,633)       (3,434)
      ------------------------------------------------------------------------
               Pro forma net income                      $34,628       $29,252
      ========================================================================
      Diluted earnings per common share:
               As reported                               $  1.41       $  1.15
               Pro forma                                    1.33          1.08
      ========================================================================
      Basic earnings per common share:
               As reported                               $  1.44       $  1.17
               Pro forma                                    1.36          1.10
      ========================================================================

Earnings Per Common Share

      Basic earnings per share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share equals net income divided by the weighted average number of common shares plus potential common shares from the assumed conversion of dilutive securities. Dilutive securities are stock options, restricted stock, stock units and convertible debt.

Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement and tax return amounts of assets and liabilities using enacted tax rates. Deferred tax expense is the net change in deferred tax assets and liabilities during the year.

New Accounting Standards

      The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") in July 2006. FIN No. 48 requires companies to determine if any tax positions taken on their income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing jurisdiction. If tax positions pass the more-likely-than-not test, companies then record benefits from them only equal to the highest amount that has a greater than 50% chance of being realized assuming the tax positions would be challenged by a taxing jurisdiction. No benefits would be recorded for tax positions failing the more-likely-than-not test. Tax benefits include income tax savings and the related interest expense savings. Whether tax positions pass the test or not, adopting FIN No. 48 could result in additional income tax provisions or expenses for any interest and penalties on potential underpayments of income tax, or both. FIN No. 48 is effective in the first quarter of fiscal years beginning after December 15, 2006. It will become effective for us on August 1, 2007, the beginning of our fiscal year ending July 31, 2008. We are evaluating how it may affect our consolidated financial statements.

      The FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157") in September 2006. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for us on August 1, 2008. We are evaluating how it may affect our consolidated financial statements.


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      =========================================================================
      July 31,                                            2006             2005
      =========================================================================
      Loans:
         Fixed rate                                 $1,662,805       $1,386,094
         Floating rate                                 131,235          104,999
      -------------------------------------------------------------------------
            Total loans                              1,794,040        1,491,093
      Direct financing leases                          197,648          174,986
      -------------------------------------------------------------------------
               Finance receivables                  $1,991,688       $1,666,079
      =========================================================================

      Direct financing leases comprised the following:

      =========================================================================
      July 31,                                            2006             2005
      =========================================================================
      Minimum lease payments receivable             $  187,094       $  160,251
      Residual values                                   41,160           37,412
      Unearned finance income                          (30,606)         (22,677)
      -------------------------------------------------------------------------
               Direct financing leases              $  197,648       $  174,986
      =========================================================================

      Finance receivables generally provide for monthly installments of equal or varying amounts with terms ranging from two to five years. Annual contractual maturities of finance receivables at July 31, 2006 follow:

      =========================================================================
                                                                         Direct
                                              Fixed       Floating    Financing
      Fiscal Year Due:                   Rate Loans     Rate Loans       Leases
      =========================================================================
      2007                               $  611,476      $ 62,137      $ 72,021
      2008                                  474,030        35,324        55,746
      2009                                  331,580        24,152        36,735
      2010                                  172,734         7,914        16,655
      2011                                   63,849         1,708         5,259
      Thereafter                              9,136            --           678
      -------------------------------------------------------------------------
      Total                              $1,662,805      $131,235      $187,094
      =========================================================================

      The weighted average interest rates on fixed rate loans were 8.6% at July 31, 2006 and 8.0% at July 31, 2005.

      The allowance for credit losses activity is summarized below:

      =========================================================================
      Years Ended July 31,                      2006         2005          2004
      =========================================================================
      Allowance - beginning of year          $24,225      $24,081      $ 23,754
         Provision                                --        1,500         9,800
         Write-downs                          (3,355)      (5,554)      (11,731)
         Recoveries                            3,230        4,198         2,258
      -------------------------------------------------------------------------
      Allowance - end of year                $24,100      $24,225      $ 24,081
      =========================================================================
      Percentage of finance receivables         1.21%        1.45%         1.65%
      =========================================================================
      Net charge-offs *                      $   125      $ 1,356      $  9,473
      =========================================================================
      Loss ratio **                             0.01%        0.09%         0.67%
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

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      =========================================================================
      July 31,                                                2006         2005
      =========================================================================
      Finance receivables classified as non-accrual        $13,750      $23,656
      Assets received to satisfy finance receivables           809        1,674
      -------------------------------------------------------------------------
               Non-performing assets                       $14,559      $25,330
      =========================================================================

      Finance receivables classified as non-accrual included impaired loans (excludes direct financing leases) of $12,300 at July 31, 2006 and $17,600 at July 31, 2005. The average recorded investment in impaired loans was $10,500 in fiscal 2006, $19,700 in fiscal 2005 and $28,500 in fiscal 2004. The allowance for credit losses included $300 at July 31, 2006 and $800 at July 31, 2005 specifically allocated to $4,200 and $6,700 respectively, of impaired finance receivables. We did not recognize any income in fiscal 2006, 2005 or 2004 on impaired loans before we collected our net investment.

      We also provide commitments to extend credit. These commitments contain off-balance sheet risk and are subject to the same credit policies and procedures as finance receivables. The unused portion of these commitments was $23,800 at July 31, 2006 and $15,100 at July 31, 2005.

      We manage our exposure to the credit risk associated with our finance receivables by using disciplined and proven underwriting policies and procedures. Our underwriting policies and procedures require obtaining a first lien on equipment financed. We focus on financing equipment with an economic life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with equipment having these characteristics can mitigate potential net charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advance payments or hold back a portion of the amount financed.

      Our finance receivables reflect industry and geographic concentrations of credit risk. Concentrations of credit risk result when customers have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. We do not have a significant concentration of credit risk with any customer. The major concentrations of credit risk, grouped by industry and U.S. geographic region, expressed as percentages of finance receivables, follow:

      =======================================     =================================
      July 31,                   2006    2005     July 31,             2006    2005
      =======================================     =================================
      Industry:                                   Geographic region:
      -------------------------                   ------------------
      Construction related         43%     41%    Southeast              28%     28%
      Road transportation          40      39     Southwest              28      28
      Waste services               11      12     Northeast              16      17
      Other (none more than 2%                    West                   15      15
        in 2006 and 3% in 2005)     6       8     Central                13      12
      =======================================     =================================

NOTE 3 - DEBT

      Debt is summarized below:

      =========================================================================
      July 31,                                             2006            2005
      =========================================================================
      Fixed rate term notes:
         5.00% due 2010 - 2011                       $  250,000      $  200,000
         5.45% - 5.92% due 2006 - 2013                  225,000          42,500
         6.23% - 6.80% due 2007 - 2008                   36,250          36,250
         6.98% due 2006                                      --          25,000
      -------------------------------------------------------------------------
            Total fixed rate term notes                 511,250         303,750
      Fixed rate term notes swapped to floating
         rates due 2008 - 2010                          143,250         143,250
      Floating rate term note due 2008                   10,000          10,000
      2.0% convertible debentures due 2034              175,000         175,000
      -------------------------------------------------------------------------
              Total term debt                           839,500         632,000
      Asset securitization financings                   425,000         325,000
      Bank borrowings                                   149,722         213,000
      Commercial paper                                  118,839          94,000
      -------------------------------------------------------------------------
               Total principal                        1,533,061       1,264,000
      Fair value adjustment of hedged debt               (5,400)         (4,300)
      -------------------------------------------------------------------------
                    Total debt                       $1,527,661      $1,259,700
      =========================================================================

Term Notes

      We issued $200,000 of fixed rate term notes in March 2006. The notes comprise $160,000 of five-year, 5.45% notes and $40,000 of seven-year, 5.56% notes due at maturity in March 2011 and 2013, respectively. We received
$100,000 in March 2006 and $100,000 in May 2006. We issued $250,000 of five-year, 5.0% fixed rate term notes in May 2005. We received $200,000 in May 2005 and $50,000 in August 2005. The notes are due at maturity in May and August 2010.

      We prepaid $185,500 of floating rate term notes with remaining maturities between four months and five years at principal, without penalty in fiscal 2005. As a result, we expensed $400 of unamortized deferred debt issuance costs (included in interest expense).

      Interest on fixed rate notes is payable semi-annually. Prepayments of fixed rate notes are subject to a premium based on yield maintenance formulas. The weighted average interest rates on fixed rate notes were 5.3% and 5.4% at July 31, 2006 and 2005, respectively.

Convertible Debentures

      We issued $175,000 of convertible debentures in fiscal 2004. The debentures do not contain any financial or other restrictive covenants. The senior debt of our subsidiaries is effectively senior to the debentures.

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

      The debentures were originally convertible into 5,954,000 shares of common stock at the conversion price of $29.40 per share resulting in an initial conversion rate of 34.02 shares per $1 (one thousand) of principal. In fiscal 2005, we irrevocably elected (under the existing terms of the debentures and without modifying the debentures) to pay the value of converted debentures, not exceeding the principal amount, in cash. This eliminated the 5,954,000 shares of common stock originally issuable upon conversion. Any value of converted debentures over principal will be paid with shares of common stock. Shares needed to pay the value of converted debentures over their principal amount would equal the amount the price of our common stock on the conversion date exceeds the conversion price, divided by the price of our common stock on the conversion date and multiplied by the number of convertible shares.

      The debentures can only be converted when (i) in any fiscal quarter the closing price of our common stock is at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) the debentures are rated 'BB' or lower by Fitch Ratings, Inc. (three ratings levels lower than the initial rating) (iii) we call the debentures for redemption or (iv) a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through July 31, 2006. The market price condition would have been met at July 31, 2006 if the price of our common stock closed above $37.41 for the required period. The closing price of our common stock on the New York Stock Exchange was $26.87 on July 31, 2006.

      The conversion rate changes if specified corporate transactions occur including dividend payments and stock splits. The conversion rate increased in fiscal 2006 and 2005 because we paid cash dividends and also increased in fiscal 2006 because of our 3-for-2 stock split. At July 31, 2006, the conversion rate was 34.75, the conversion price was $28.78 and we would have to deliver the value of 6,081,000 shares upon conversion of all debentures. Future cash dividends will cause further increases.

      The debentures have a 30-year term, but we can redeem them at principal anytime starting in April 2009 and debenture holders can require us to repurchase them at principal on each five-year anniversary of issuance or when a specified corporate transaction occurs.

Asset Securitization Financings

      We have a $425,000 asset securitization facility. We structured the facility to account for securitization proceeds as secured debt and not as sales of receivables. Therefore, we do not record gains on sales of securitized receivables. Borrowings are without recourse to us. Finance receivables included $487,000 and $381,000 of securitized receivables at July 31, 2006 and 2005, respectively. The facility was increased $100,000 in August 2005 and we borrowed the additional amount.

      The facility provides for committed revolving financing for one year. The facility was renewed in April 2006 and expires in April 2007. If the facility is not renewed again, we can convert borrowings into term debt. The term debt would be repaid monthly based on the amount of securitized receivbles and would be fully repaid by March 2009.

      Our major operating subsidiary's unsecured debt agreements allow it to securitize 40% of its finance receivables ($790,000 at July 31, 2006). Therefore, we could securitize an additional $303,000 of finance receivables at July 31, 2006. Borrowings are limited to 94% of securitized receivables and can be further limited based on eligibility of securitized receivables.

      The weighted average interest rates on borrowings outstanding at July 31, 2006 and 2005 were 5.4% and 3.4%, respectively. The weighted average interest rates on borrowings outstanding during the years ended July 31, 2006, 2005 and 2004 were 4.6%, 2.6% and 1.3%, respectively. The interest rates change daily.

Bank Borrowings

      We have $470,000 of committed unsecured revolving credit facilities with several banks expiring as follows: $222,500 within one year and $247,500 on various dates from March 2010 through April 2011. We incur a fee on the unused portion of these facilities. Borrowings under these facilities can mature between 1 and 270 days with interest rates based on domestic money market rates or LIBOR. The weighted average interest rates on borrowings outstanding at July 31, 2006 and 2005 were 5.7% and 3.8%, respectively. The weighted average interest rates on borrowings outstanding during the years ended July 31, 2006, 2005 and 2004 were 4.9%, 3.4% and 1.7%, respectively.

Commercial Paper

      We issue commercial paper with terms between 1 and 270 days. The weighted average interest rates on commercial paper outstanding at July 31, 2006 and 2005 were 5.4% and 3.5%, respectively. The weighted average interest rates on commercial paper outstanding during the years ended July 31, 2006, 2005 and 2004 were 4.6%, 2.5% and 1.4%, respectively.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      ========================================================================
      July 31,                                              2006          2005
      ========================================================================
      Term notes                                      $  602,850      $410,200
      Bank borrowings and commercial paper
         supported by bank credit facilities
         expiring after one year                         247,500       182,500
      Asset securitization financings                    227,000       162,000
      Convertible debentures                             175,000       175,000
      Bank borrowings refinanced with term
         notes in August 2005                                  -        50,000
      ------------------------------------------------------------------------
               Total long-term debt                   $1,252,350      $979,700
      ========================================================================

      Long-term debt at July 31, 2006 matures as follows:

      ========================================================================
       Fiscal:        2008         2009         2010         2011         2013
      ========================================================================
                  $290,350     $241,000     $253,500     $427,500     $ 40,000
      ========================================================================

      The fair value adjustment of hedged debt is the difference between the principal and fair value of the fixed rate term notes swapped to floating rates. The adjustment represents changes in the hedged debt's fair value from changes in the swap rates. The adjustment reduced long-term debt and equals the fair value of the interest rate swaps recorded as an other liability.


NOTE 4 - DERIVATIVES

      The notional amount of fixed to floating interest rate swaps was $143,250 at July 31, 2006 and 2005. We designated the swaps as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest on the fixed rate hedged notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. We record the differences between these amounts in interest expense. The swaps' floating rates are indexed to six-month LIBOR. The swaps effectively converted fixed rate notes to floating rates and satisfy all conditions needed to assume zero hedge ineffectiveness. The terms of the swaps and related information follow:

      ========================================================================================
                                                            July 31, 2006        July 31, 2005
                                               Fixed   ------------------   ------------------
                                  Notional   Receive   Floating      Fair   Floating      Fair
      Issued        Expires         Amount      Rate   Pay Rate     Value   Pay Rate     Value
      ========================================================================================
      April 2003    April 2010    $ 12,500      4.96%      6.41%   $  700       4.56%   $  400
      July 2003     April 2008      25,000      4.37       6.08       800       4.20       500
      July 2003     June 2008       12,500      4.37       6.74       600       4.89       500
      July 2003     June 2008       25,000      4.37       6.55     1,000       4.70       900
      July 2003     June 2010       12,500      4.96       6.72       800       4.87       600
      August 2003   April 2008      24,500      4.37       5.98       700       4.10       500
      April 2004    August 2007     31,250      6.23       8.84       800       6.93       900
      ----------------------------------------------------------------------------------------
          Totals                  $143,250                         $5,400               $4,300
      ========================================================================================
          Weighted average rates                4.88%      6.89%                5.02%
      ========================================================================================

      In January 2006, we entered into a $100,000 interest rate lock expiring in March 2006. We designated the rate lock as a cash flow hedge of an anticipated issuance of five-year fixed rate term notes hedging the risk of adverse interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. We terminated the lock early when the interest rate was set on the note issuance in February 2006. We realized a $970 gain and determined there was no hedge ineffectiveness. The cash flow hedge gain was recorded in stockholders' equity as accumulated other comprehensive income net of deferred income tax of $381 and is being reclassified into net income by reducing interest expense and deferred income tax over the five-year term of the notes issued. Interest expense was reduced by $62 and deferred income tax was reduced by $25 in fiscal 2006 from reclassifying the cash flow hedge gain.

      We entered into and terminated two $25,000 interest rate locks in fiscal 2005. We locked in the rate on five-year U.S. Treasury Notes at 4.08% for one month. This rate determined the interest rate on our fiscal 2005 issuance of five-year fixed rate term notes. We chose not to designate the locks as hedging instruments. We terminated the locks when the interest rate was set on the term notes. The five-year Treasury rate was 4.18% at the time. We received $200 at termination and, since we did not designate the locks as hedges, we recognized this gain in fiscal 2005 by reducing interest expense. If we made the hedge designation, the gain would have been deferred and recognized by reducing interest expense over the life of the term notes.


NOTE 5 - STOCKHOLDERS' EQUITY

      We split our common stock 3-for-2 in the form of a stock dividend in January 2006. Stockholders received one share for every two shares owned. The Board of Directors declared the stock split December 15, 2005 and the record date was January 5, 2006. We paid $109 in lieu of issuing fractional shares.

      We established a common stock repurchase program in fiscal 1996 and expanded it in fiscal 1999 to include convertible debt repurchases. Through July 31, 2006, we repurchased 1,054,000 shares of common stock for $16,000 and $8,800 principal amount of convertible notes for $7,200. We increased the amount available under the program by $6,805 in fiscal 2004. At July 31, 2006, $17,500 was available for future repurchases.

      We repurchased 28,000 shares in fiscal 2006, 66,000 shares in fiscal 2005 and 244,000 shares in fiscal 2004 under the program. In fiscal 2006, we received, and retired, 28,000 shares of common stock from certain officers at $28.82 per share for income tax we were required to withhold when shares of their restricted stock vested.

      In fiscal 2005, we received, and retired, 30,000 shares of common stock from certain officers at $25.29 per share in exchange for their exercise of 58,000 stock options. We also received 36,000 shares of common stock from certain officers at $25.17 per share for income tax we were required to withhold when shares of their restricted stock vested. We retired 12,000 shares and hold 24,000 shares in treasury at July 31, 2006.

      In fiscal 2004, we received 202,000 shares of common stock at $22.77 per share in exchange for our CEO's exercise of 300,000 stock options and related income tax. We received 10,000 shares at $22.77 per share for other executive officers' exercise of 18,000 stock options and related income tax. We retired these 212,000 shares. We also received 32,000 shares of common stock from certain officers at $22.19 per share for income tax we were required to withhold when shares of their restricted stock vested. We retired 11,000 shares and hold 21,000 shares in treasury at July 31, 2006.

      We also repurchased 2,253,000 shares of common stock in fiscal 2004 for $50,000 at $22.19 per share. This was outside the repurchase program. We retired 751,000 of these shares and hold 1,502,000 shares in treasury at July 31, 2006.

      We initiated a quarterly cash dividend of $0.067 per share in December 2004 and we raised it to $0.10 per share in December 2005. We paid $9,838 of dividends in fiscal 2006 and $5,233 in fiscal 2005.


NOTE 6 - STOCK PLANS

      Our 1998 Stock Option/Restricted Stock Plan (the "Stock Plan") was approved by stockholders in fiscal 1999 and expires in September 2008. We amended the Stock Plan in fiscal 2002 to include restricted stock grants and in December 2005 according to its anti-dilution provisions to increase the number of shares available for the January 2006 stock split. We can grant a total of 3,750,000 incentive or non-qualified stock options or shares of restricted stock to officers, other employees and directors. None of the options or shares of restricted stock awarded under the Stock Plan are performance based. The exercise price of incentive stock options can not be less than the fair market value of our common stock when granted and the term of incentive stock options is limited to ten years. At July 31, 2006, 132,000 shares of common stock were available for grants of stock options and shares of restricted stock.

      Options granted through the first half of fiscal 2005 typically were incentive stock options with a six-year term vesting 25% after two, three, four and five years, and options granted in the second half of fiscal 2005 were non-qualified options with a four-year term vesting 33 1/3% on July 31, 2005, 2006 and 2007. The 155,000 options granted in fiscal 2006 were non-qualified options with a five-year term vesting 25% after one, two, three and four years.

      Shares of restricted stock awarded (excluding 435,000 shares awarded to executive officers in February 2006) vest annually in equal amounts over original periods of three to eight years (seven year weighted-average). Shares of restricted stock awarded to executive officers in February 2006 vest six months after the executive officer attains age 62 or in August 2026 if earlier (twelve year weighted average).

      The Management Incentive Plan ("MIP") for our Chief Executive Officer ("CEO") was approved by stockholders in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of shares for the January 2006 stock split. Under the MIP, the CEO can be awarded a total of 750,000 shares of restricted stock with an annual limit of 150,000 shares and cash or stock bonuses if predetermined performance goals are achieved. The MIP expires in December 2006. We awarded 41,000 shares of restricted stock to the CEO in November 2005 as part of the fiscal 2006 bonus subject to certain performance conditions. Shares earned vest annually in equal amounts over four years. The CEO earned 36,000 of these shares in September 2006 and forfeited 5,000 shares based on our fiscal 2006 performance. The CEO earned 27,000 shares of restricted stock in September 2005 vesting annually in equal amounts over four years as a bonus for fiscal 2005. The CEO earned 15,000 shares of restricted stock in fiscal 2005 vesting annually in equal amounts over five years as part of the fiscal 2004 bonus. No shares were awarded in fiscal 2004. At July 31, 2006, 495,000 shares of restricted stock were available for future awards and 143,000 shares of the CEO's restricted stock awarded under the MIP were unvested and are scheduled to vest over approximately four years.

      We established a Supplemental Retirement Benefit ("SERP") for our CEO in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of units for the January 2006 stock split, and we amended it in March 2006 to provide for dividend equivalent payments. We awarded 150,000 stock units vesting annually in equal amounts over eight years. Subject to forfeiture, the CEO will receive shares of common stock equal to the number of stock units vested when the CEO retires. At July 31, 2006, 75,000 units were vested. Amending the SERP to provide for dividend equivalent payments increased the fair value of these units to $23.93 from $22.43 increasing the total cost of the units by $225.

      The restricted stock agreements (excluding the executive officers' February 2006 agreements) and the SERP provide for all unvested shares or stock units to vest immediately when certain events occur including the sale of the Company, the officer's death or disability and qualifying employment terminations. Unvested shares are also subject to forfeiture. The executive officers' February 2006 restricted stock agreements provide for (i) all shares to vest immediately upon the sale of the Company or the executive officer's death or disability (ii) a portion (based on the percentage of the vesting period elapsed) of the shares to vest immediately upon a qualifying termination of employment and (iii) forfeiture of all shares upon a non-qualifying termination of employment. Employees receive dividends on all unvested shares of restricted stock and the CEO receives dividend equivalent payments on stock units. The restricted stock agreements and the SERP (as amended in March 2006) also allow employees to pay income taxes required to be withheld at vesting by surrendering a portion of the shares or units vested.

      Stock options, shares of restricted stock and stock units are the only incentive compensation we provide (other than a cash bonus for the CEO) and we believe these stock-based awards further align employees' objectives with those of our stockholders. We issue new shares when options are exercised or when we award shares of restricted stock, and we do not have a policy to repurchase shares on the open market when options are exercised.

      Stock option activity and related information for fiscal 2006 is summarized below (options and intrinsic value in thousands):

      ==========================================================================
                                                    Weighted-Average
                                              ----------------------
                                              Exercise     Remaining   Intrinsic
                                    Options      Price   Term (years)    Value *
      ==========================================================================
      Outstanding - August 1, 2005    1,806     $19.09
         Granted                        155      28.77
         Exercised                     (410)     16.57
         Forfeited                      (24)
      -------------------------------------
      Outstanding - July 31, 2006     1,527     $20.71          2.75      $9,400
      ==========================================================================
      Exercisable - July 31, 2006       725     $18.59          2.00      $6,000
      ==========================================================================
      * number of options multiplied by the difference between the $26.87 closing price of our common stock on July 31, 2006 and the weighted-average exercise price

      Information on stock option exercises follows:

      =========================================================================
      Years Ended July 31,                         2006        2005        2004
      =========================================================================
      Number of options exercised                   410         335         587
      Total intrinsic value *                    $4,870      $3,350      $5,330
      Intrinsic value per option                  11.90       10.00        9.10
      Excess tax benefits realized                1,384         746       1,618
      =========================================================================
      * options exercised multiplied by the difference between the closing prices of our common stock on the exercise dates and the exercise prices

      Restricted stock activity under the 1998 Plan and the MIP and related information for fiscal 2006 are summarized below (shares in thousands):

      =================================================================
                                                       Weighted-Average
                                     Shares       Grant-Date Fair Value
      =================================================================
      Unvested - August 1, 2005         585                      $19.53
         Granted                        605                       28.68
         Vested                        (109)                      19.52
         Forfeited                       --
      -------------------------------------
      Unvested - July 31, 2006        1,081                      $24.66
      =================================================================

      Information on shares of restricted stock vested follows:

      ========================================================================
      Years Ended July 31,                          2006       2005       2004
      ========================================================================
      Number of shares vested                        109        117        105
      Total intrinsic value *                     $3,140     $2,880     $2,340
      Intrinsic value per share                    28.70      24.60      22.30
      Excess tax benefits realized                   400        259        145
      ========================================================================
      * shares vested times the closing prices of our common stock on the dates vested

      The weighted-average grant date fair values of options granted and the significant assumptions we used to calculate the fair values follow:

      ========================================================================
      Years Ended July 31,                          2006       2005       2004
      ========================================================================
      Weighted-average grant date fair value      $ 6.46     $ 5.37     $ 7.39
      Weighted-average assumptions:
         Expected life of options (in years)         3.7        2.9        4.2
         Expected volatility                          25%        28%        37%
         Risk-free interest rate                     4.6%       3.8%       2.5%
         Dividend yield                              1.5%       1.3%        --
      ========================================================================

      Our assumptions for the expected life of options granted were based on our analysis of historical exercise behavior and the simplified method under SAB No.
107. These two methods produced similar results. Our assumptions for expected volatility were based on historical stock prices for periods equal to the expected life of options granted.

      Future compensation expense (before deferral under SFAS No. 91) for stock-based awards unvested and expected to vest at July 31, 2006, and the weighted-average periods the expense will be recognized over are as follows:

      =======================================================================
                                         Expense       Weighted-Average Years
      =======================================================================
      Restricted stock                   $20,300                          6.5
      Stock options                        2,000                          2.4
      Stock units                          1,500                          3.4
      ------------------------------------------
               Total                     $23,800                          6.0
      =======================================================================

NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ==============================================================================
      Years Ended July 31,                              2006        2005        2004
      ==============================================================================
      Net income                                     $43,619     $36,652     $31,190
      ==============================================================================
      Weighted average common shares outstanding
        (used for basic EPS)                          25,913      25,515      26,676
      Effect of dilutive securities: *
        Stock options                                    346         392         384
        Shares of restricted stock and stock units       222         169         125
      ------------------------------------------------------------------------------
      Adjusted weighted average common shares
        outstanding (used for diluted EPS)            26,481      26,076      27,185
      ==============================================================================
      Net income per common share:
          Diluted                                    $  1.65     $  1.41     $  1.15
      ==============================================================================
          Basic                                      $  1.68     $  1.44     $  1.17
      ==============================================================================

      * excludes 176 antidilutive stock options and shares of restricted stock in fiscal 2006, and 233 and 555 antidilutive stock options in fiscal 2005 and 2004, respectively, that would have increased diluted EPS

      The convertible debentures will not lower diluted EPS until the quarterly average price of our common stock exceeds the adjusted conversion price; currently $28.78. In fiscal periods when the average price of our common stock exceeds the adjusted conversion price, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,081,000 (referred to as the treasury stock method). The average price of our common stock was $27.84 in the fourth quarter of fiscal 2006.


NOTE 8 - INCOME TAXES

      The provision for income taxes comprised the following:

      =========================================================================
      Years Ended July 31,                         2006        2005        2004
      =========================================================================
      Currently payable:
        Federal                                 $22,342     $22,736     $20,011
        State                                     3,845       4,166       3,619
      -------------------------------------------------------------------------
          Total                                  26,187      26,902      23,630
      Deferred                                    1,591      (3,636)     (3,673)
      -------------------------------------------------------------------------
             Provision for income taxes         $27,778     $23,266     $19,957
      =========================================================================

      Tax benefits from stock options and restricted stock reduced income taxes currently payable and increased additional paid-in capital by $1,784 in fiscal 2006, $1,005 in fiscal 2005 and $1,763 in fiscal 2004.

      Income taxes calculated at statutory federal rates are reconciled to the provision for income taxes as follows:

      =========================================================================
      Years Ended July 31,                         2006        2005        2004
      =========================================================================
      Federal at statutory rates                $24,989     $20,971     $17,901
      State *                                     2,589       2,205       1,976
      Nondeductible incentive stock
         options expense                            230          --          --
      Deferred tax benefit from change
         in Texas tax law *                        (120)         --          --
      Other                                          90          90          80
      -------------------------------------------------------------------------
             Provision for income taxes         $27,778     $23,266     $19,957
      =========================================================================
      *  net of federal benefit

      Texas changed how it taxes corporations in May 2006. Texas lowered its income tax rate to 1.0% from 4.5% and changed how taxable income is determined. These changes reduced our July 31, 2006 deferred income tax liability and our fiscal 2006 provision for income taxes by $120.

      Deferred income taxes comprised the tax effect of the following temporary differences:

      =========================================================================
      July 31,                                              2006           2005
      =========================================================================
      Deferred tax liabilities:
         Leasing transactions                            $14,823        $17,062
         Original issue discount on convertible
            debentures                                     8,111          4,426
         Net deferred origination costs and
            nonrefundable fees                             7,358          6,727
         Other                                             1,457            945
      -------------------------------------------------------------------------
            Total                                         31,749         29,160
      -------------------------------------------------------------------------
      Deferred tax assets:
         Allowance for credit losses                      (9,209)        (9,420)
         Cumulative expense on unvested shares
            of restricted stock and unvested
            stock units                                   (1,962)        (1,100)
         Other                                              (867)          (876)
      -------------------------------------------------------------------------
            Total                                        (12,038)       (11,396)
      -------------------------------------------------------------------------
                 Deferred income taxes                   $19,711        $17,764
      =========================================================================


NOTE 9 - SALARIES AND OTHER EXPENSES

      Salaries and other expenses comprised the following:

      =========================================================================
      Years Ended July 31,                       2006         2005         2004
      =========================================================================
      Salaries and employee benefits          $13,638      $11,057      $10,916
      Other expenses                           10,038       10,420       12,542
      -------------------------------------------------------------------------
            Total                             $23,676      $21,477      $23,458
      =========================================================================


NOTE 10 - LEASE COMMITMENTS

      We rent office space under leases expiring through fiscal 2011. Minimum future annual rentals due under these leases at July 31, 2006 are $1,200 in fiscal 2007, $900 in fiscal 2008, $800 in fiscal 2009, $500 in fiscal 2010 and $400 in 2011. Office rent expense was $1,605 in fiscal 2006, $1,458 in fiscal 2005 and $1,556 in fiscal 2004.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

      We estimate the fair value of our financial instruments: cash, finance receivables (excluding leases), commitments to extend credit, debt and interest rate swaps, as described below.

      Carrying values of cash, commercial paper, bank borrowings and asset securitization financings approximated their fair values based on their short-term maturities. Interest rate swaps are recorded at fair value based on market quotes from the swap counterparty banks. Fair value of the term notes payable was approximately $650,500 at July 31, 2006 and $459,000 at July 31, 2005, compared to their carrying amounts of $664,500 at July 31, 2006 and $457,000 at July 31, 2005. We calculated fair value based on the notes' cash flows discounted at current interest rates. Fair value of the $175,000 of 2.0% convertible debentures was $184,000 at July 31, 2006 and $173,000 at July 31, 2005 based on quoted market prices.

      It is not practicable for us to estimate the fair value of our finance receivables and commitments to extend credit. These financial instruments were not priced according to any set formulas, were not credit-scored and are not loan-graded. They comprise a large number of transactions with commercial customers in different businesses, are secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, our and the buyer's views of economic and industry conditions, our and the buyer's tax considerations, and other factors. Information relevant to estimating the fair value of finance receivables is disclosed in Note 2.

NOTE 12 - SELECTED QUARTERLY DATA (UNAUDITED)

      ==============================================================================
                                                                  Earnings per Share
                                                                  ------------------
                                          Revenues    Net Income    Diluted    Basic
      ==============================================================================
      Fiscal 2006, three months ended:
      --------------------------------
         October 31, 2005                 $36,553        $10,245      $0.39    $0.40
         January 31, 2006                  39,438         10,728       0.41     0.42
         April 30, 2006                    41,429         11,152       0.42     0.43
         July 31, 2006                     45,055         11,494       0.43     0.44

      Fiscal 2005, three months ended:
      --------------------------------
         October 31, 2004                 $29,892         $8,560      $0.33    $0.34
         January 31, 2005                  31,064          9,238       0.35     0.36
         April 30, 2005                    31,321          9,242       0.35     0.36
         July 31, 2005                     34,366          9,612       0.37     0.37
      ==============================================================================


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management (with our Chief Executive Officer's and Chief Financial Officer's participation) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) at the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported timely.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that affected or are reasonably likely to affect our internal control over financial reporting materially.

Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and preparing financial statements for external purposes according to accounting principles generally accepted in the United States of America ("GAAP"). Internal control over financial reporting includes policies and procedures used to (i) maintain records in reasonable detail to reflect our transactions accurately and fairly (ii) reasonably assure that we record our transactions as necessary to permit us to prepare financial statements according to GAAP, and that our receipts and expenditures are made only according to authorizations of our management and directors and (iii) reasonably assure that the unauthorized acquisition, use, or disposition of our assets that could affect our financial statements materially is prevented or detected timely.

      Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Also, projecting the effectiveness of internal control over financial reporting to future periods is subject to the risk of controls becoming inadequate because of changes in conditions or the deteriorating degree of complying with policies and procedures.

      Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" (commonly referred to as COSO). Based on its evaluation, our management concluded our internal control over financial reporting was effective at July 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 40.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Financial Federal Corporation:


      We have audited management's assessment, included in the accompanying Report on Internal Control over Financial Reporting, that Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that Financial Federal maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Financial Federal maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Financial Federal as of July 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2006, and our report dated September 27, 2006 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

New York, New York
September 27, 2006


Item 9B. OTHER INFORMATION

      None

PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item, other than Executive Officers' biographies in Part I, Item 1 of this report and the information about our code of conduct discussed below, is incorporated herein by reference to the information in the "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" sections of our 2006 Definitive Proxy Statement to be filed according to Regulation 14A for our Annual Meeting of Stockholders to be held December 6, 2006.

      We adopted a code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. The code is posted in the Investor Relations section of our website, http://www.financialfederal.com, under Corporate Governance. We will provide a copy of the code free to any stockholder on request to Financial Federal Corporation, 733 Third Avenue, New York, NY 10017, Attn: Corporate Secretary. We will satisfy the disclosure requirements of
Item 5.05 of Form 8-K by posting any amendments or waivers to this code on our website.


Item 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information in the "Election of Directors - Compensation of Directors" and "Executive Compensation" sections of our 2006 Definitive Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      Equity Compensation Plan Information

      ======================================================================================
                                                                        Number of securities
                                                                         remaining available
                                              Number of      Weighted    for future issuance
                                          securities to       average           under equity
                                         be issued upon      exercise           compensation
                                            exercise of      price of       plans (excluding
                                            outstanding   outstanding   securities reflected
      Equity compensation plan category     options (a)   options (b)     in column (a)) (c)
      ======================================================================================
      Approved by security holders            1,526,427        $20.71                626,933(1)
      Not approved by security holders               --            --                     --
      --------------------------------------------------------------------------------------
               Total                          1,526,427        $20.71                626,933
      ======================================================================================

      (1) Comprises 131,543 stock options or shares of restricted stock issuable under our Amended and Restated 1998 Stock Option/Restricted Stock Plan and 495,390 shares of restricted stock issuable under our 2001 Management Incentive Plan.

      Other information required under this Item is incorporated herein by reference to the information in the "Security Ownership of Certain Beneficial Owners and Management" section of our 2006 Definitive Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the information in the "Certain Transactions" section of our 2006 Definitive Proxy Statement.


Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this Item is incorporated herein by reference to information in the "Principal Accounting Fees and Services" section of our 2006 Definitive Proxy Statement.

PART IV


Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed in this report:

      1.  INDEX TO FINANCIAL STATEMENTS:
                                                                          Page
                                                                          -----
          Report of Independent Registered Public Accounting Firm         21
          Consolidated Balance Sheets at July 31, 2006 and 2005           22
          Consolidated Income Statements for the fiscal years ended
            July 31, 2006, 2005 and 2004                                  23
          Consolidated Statements of Changes in Stockholders' Equity
            for the fiscal years ended July 31, 2006, 2005 and 2004       24
          Consolidated Statements of Cash Flows for the fiscal years
            ended July 31, 2006, 2005 and 2004                            25
          Notes to Consolidated Financial Statements                      26-39

      2.  FINANCIAL STATEMENT SCHEDULES

          All schedules were omitted because the required information is included in the Consolidated Financial Statements or accompanying notes.

      3.  EXHIBITS

Exhibit No.       Description of Exhibit
--------------------------------------------------------------------------------
   3.1   (a)      Articles of Incorporation
   3.2   (d)      Certificate of Amendment of Articles of Incorporation dated
                  December 9, 1998
   3.3   (e)      Restated By-laws as amended through March 7, 2000
   4.1   (c)      Specimen Common Stock Certificate
   4.2   (h)      Purchase Agreement, dated April 5, 2004, between Registrant and Banc of America Securities LLC and J.P. Morgan Securities
                  Inc. for Registrant's $150 million 2.0% Convertible Senior
                  Debentures due 2034
   4.3   (h)      Indenture, dated as of April 12, 2004, between Registrant and
                  Deutsche Bank Trust Company Americas for Registrant's $175
                  million 2.0% Convertible Senior Debentures due 2034
   4.4   (h)      Registration Rights Agreement, dated April 12, 2004, between
                  Registrant and Banc of America Securities LLC and J.P. Morgan
                  Securities Inc. for Registrant's $150 million 2.0% Convertible
                  Senior Debentures due 2034
   4.5   (h)      Specimen 2.0% Convertible Senior Debenture due 2034
  10.1   (b)      Form of Commercial Paper Dealer Agreement
 *10.2   (e)      Deferred Compensation Agreement dated March 7, 2000 between the Registrant and former CEO
 *10.3   (f)      Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its CEO
 *10.4   (f)      Form of Restricted Stock Agreement between the Registrant and certain senior officers
 *10.5   (g)      Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
 *10.6   (g)      Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
 *10.7   (i)      Form of Incentive Stock Option Agreement (for the Registrant's
                  Amended and Restated 1998 Stock Option/Restricted Stock Plan)
 *10.8   (i)      Form of Non-Qualified Option Agreement (for the Registrant's
                  Amended and Restated 1998 Stock Option/Restricted Stock Plan)
 *10.9   (j)      Restricted Stock Agreement dated October 14, 2004 between the
                  Registrant and its CEO
*10.10   (k)      Restricted Stock Agreement dated September 28, 2005 between the Registrant and its CEO
*10.11   (k)      Restricted Stock Agreement dated November 2, 2005 between the
                  Registrant and its CEO
*10.12   (l)      Amended and Restated 1998 Stock Option/Restricted Stock Plan
                  (as amended and restated December 15, 2005)
*10.13   (l)      Amended and Restated 2001 Management Incentive Plan for the
                  CEO (as amended and restated March 6, 2006)
*10.14   (l)      Amended and Restated Supplemental Retirement Benefit dated
                  March 6, 2006 between the Registrant and its CEO (as amended and restated March 6, 2006)

*10.15   (l)      Form of Excise Tax Restoration Agreement between the
                  Registrant and its directors and named executive officers
                  dated March 6, 2006
*10.16   (l)      Form of Indemnity Agreement between the Registrant and its directors and named executive officers dated March 6, 2006
*10.17   (l)      Restricted Stock Agreement dated February 22, 2006 between the
                  Registrant and its CEO
*10.18   (l)      Form of Restricted Stock Agreement between the Registrant and certain senior officers
 12.1    **       Computation of Debt-To-Equity Ratio
 21.1    **       Subsidiaries of the Registrant
 23.1    **       Consent of Independent Registered Public Accounting Firm
 31.1    **       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer
 31.2    **       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer
 32.1    **       Section 1350 Certification of Chief Executive Officer
 32.2    **       Section 1350 Certification of Chief Financial Officer


Previously filed with the Securities and Exchange Commission as an exhibit to our:
-----------------------------------------------------------------------------
(a) Registration Statement on Form S-1 (Registration No. 33-46662) filed May 28, 1992
(b)   Form 10-K for the fiscal year ended July 31, 1996
(c) Registration Statement on Form S-3 (Registration No. 333-56651) filed June 11, 1998
(d)   Form 10-Q for the quarter ended January 31, 1999
(e)   Form 10-Q for the quarter ended January 31, 2000
(f)   Form 10-Q for the quarter ended April 30, 2002
(g)   Form 10-Q for the quarter ended January 31, 2003
(h)   Form 8-K dated April 19, 2004
(i)   Form 10-K for the fiscal year ended July 31, 2004
(j)   Form 10-Q for the quarter ended October 31, 2004
(k)   Form 10-Q for the quarter ended October 31, 2005
(l)   Form 10-Q for the quarter ended January 31, 2006

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

                              FINANCIAL FEDERAL CORPORATION
                              -----------------------------
                              (Registrant)


                         By:  /s/ Paul R. Sinsheimer
                              --------------------------------------------------
                              Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

                              October 6, 2006
                              ---------------
                              Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Lawrence B. Fisher                                           October 6, 2006
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Michael C. Palitz                                            October 6, 2006
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Thomas F. Robards                                            October 6, 2006
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Leopold Swergold                                             October 6, 2006
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ H. E. Timanus, Jr.                                           October 6, 2006
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Michael J. Zimmerman                                         October 6, 2006
-------------------------------------------------------          ---------------
Director                                                         Date


/s/ Steven F. Groth                                              October 6, 2006
-------------------------------------------------------          ---------------
Senior Vice President and Chief Financial Officer                Date
 (Principal Financial Officer)


/s/ David H. Hamm                                                October 6, 2006
-------------------------------------------------------          ---------------
Vice President, Controller and Treasurer                         Date
 (Principal Accounting Officer)