Form 10-Q
period 2006-10-31
FINANCIAL FEDERAL CORP
filed 2006-12-08
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2006

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

        Registrant's telephone number, including area code (212) 599-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock on December 1, 2006 was 27,282,718.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2006


                               TABLE OF CONTENTS

Part I - Financial Information                                          Page No.
--------------------------------------------------------------------    --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets at October 31, 2006 (unaudited)
         and July 31, 2006 (audited)                                      3

         Consolidated Income Statements for the three months ended
            October 31, 2006 and 2005 (unaudited)                         4

         Consolidated Statements of Changes in Stockholders' Equity
            for the three months ended October 31, 2006 and 2005
            (unaudited)                                                   5

         Consolidated Statements of Cash Flows for the three months
            ended October 31, 2006 and 2005 (unaudited)                   6

         Notes to Consolidated Financial Statements (unaudited)           7-13

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    14-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      22

Item 4.  Controls and Procedures                                         22


Part II - Other Information
--------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     23

Item 5.  Other Information                                               23

Item 6.  Exhibits                                                        23

Signatures                                                               24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

==============================================================================================
                                                             October 31, 2006*   July 31, 2006
==============================================================================================
ASSETS
Finance receivables                                                $ 2,045,650     $ 1,991,688
Allowance for credit losses                                            (24,047)        (24,100)
----------------------------------------------------------------------------------------------
   Finance receivables - net                                         2,021,603       1,967,588
Cash                                                                    12,641           8,143
Other assets                                                             8,871          12,613
----------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                 $ 2,043,115     $ 1,988,344
==============================================================================================
LIABILITIES
Debt:
   Long-term ($3,100 at October 31, 2006 and $5,700
     at July 31, 2006 owed to related parties)                     $ 1,266,400     $ 1,252,350
   Short-term                                                          285,728         275,311
Accrued interest, taxes and other liabilities                           88,456          70,304
----------------------------------------------------------------------------------------------
   Total liabilities                                                 1,640,584       1,597,965
----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                     --              --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury shares):
   27,261 at October 31, 2006 and 27,216 at July 31, 2006               13,631          13,608
Additional paid-in capital                                             125,752         123,091
Retained earnings                                                      262,626         253,128
Accumulated other comprehensive income                                     522             552
----------------------------------------------------------------------------------------------
   Total stockholders' equity                                          402,531         390,379
----------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,043,115     $ 1,988,344
==============================================================================================

     *    Unaudited

     See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)


==============================================================================
Three Months Ended October 31,                             2006           2005
==============================================================================
Finance income                                         $46,930         $36,553
Interest expense                                         20,892         14,246
------------------------------------------------------------------------------
   Net finance income before provision for credit
     losses on finance receivables                       26,038         22,307

Provision for credit losses on finance receivables           --             --
------------------------------------------------------------------------------
   Net finance income                                    26,038         22,307

Salaries and other expenses                               6,109          5,498
------------------------------------------------------------------------------
   Income before provision for income taxes              19,929         16,809

Provision for income taxes                                7,699          6,564
------------------------------------------------------------------------------
      NET INCOME                                        $12,230        $10,245
==============================================================================
EARNINGS PER COMMON SHARE:
      Diluted                                           $  0.46        $  0.39
==============================================================================
      Basic                                             $  0.47        $  0.40
==============================================================================

     *    Unaudited

     See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                                                 Accumulated
                                        Common Stock   Additional                      Other
                                  ------------------      Paid-In   Retained   Comprehensive
                                  Shares      Amount      Capital   Earnings          Income      Total
=======================================================================================================
BALANCE - JULY 31, 2005           17,487   $   8,743    $ 109,226  $ 224,145            $ --  $ 342,114
  Net income                          --          --           --     10,245              --     10,245
  Stock plan activity:
    Shares issued                     63          32          982         --              --      1,014
    Compensation recognized           --          --        1,368         --              --      1,368
    Excess tax benefits               --          --          114         --              --        114
  Common stock cash dividends         --          --           --     (1,755)             --     (1,755)
-------------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2005        17,550   $   8,775    $ 111,690  $ 232,635            $ --  $ 353,100
=======================================================================================================

=======================================================================================================
                                                                                 Accumulated
                                        Common Stock   Additional                      Other
                                  ------------------      Paid-In   Retained   Comprehensive
                                  Shares      Amount      Capital   Earnings          Income      Total
=======================================================================================================
BALANCE - JULY 31, 2006           27,216   $  13,608    $ 123,091  $ 253,128            $552  $ 390,379
  Net income                          --          --           --     12,230              --     12,230
  Reclassification adjustment
    for realized gain included
    in net income, net of tax         --          --           --         --             (30)       (30)
                                                                                              ---------
  Comprehensive income                                                                           12,200
                                                                                              ---------
  Common stock repurchased
    (retired)                         (3)         (1)         (65)        (3)             --        (69)
  Stock plan activity:
    Shares issued                     54          27          934         --              --        961
    Shares canceled                   (6)         (3)           3         --              --         --
    Compensation recognized           --          --        1,663         --              --      1,663
    Excess tax benefits               --          --          126         --              --        126
  Common stock cash dividends         --          --           --     (2,729)             --     (2,729)
-------------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2006        27,261   $  13,631    $ 125,752  $ 262,626            $522  $ 402,531
=======================================================================================================

     *    Unaudited

     See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

========================================================================================
Three Months Ended October 31,                                         2006         2005
========================================================================================
Cash flows from operating activities:
   Net income                                                     $  12,230    $  10,245
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Amortization of deferred origination costs and fees              3,904        3,748
     Stock-based compensation                                           928        1,368
     Depreciation and amortization                                      154          194
     Decrease in other assets                                         3,558          165
     Increase in accrued interest, taxes and other liabilities       19,578        5,722
     Excess tax benefits from stock-based awards                       (126)        (114)
----------------------------------------------------------------------------------------
            Net cash provided by operating activities                40,226       21,328
----------------------------------------------------------------------------------------
Cash flows from investing activities:
   Finance receivables originated                                  (320,262)    (323,345)
   Finance receivables collected                                    263,078      242,895
----------------------------------------------------------------------------------------
            Net cash used in investing activities                   (57,184)     (80,450)
----------------------------------------------------------------------------------------
Cash flows from financing activities:
   Commercial paper, net increase                                   152,056       34,100
   Bank borrowings, net decrease                                   (103,889)    (116,500)
   Asset securitization borrowings                                       --      100,000
   Proceeds from term notes                                              --       50,000
   Repayment of term notes                                          (25,000)      (7,500)
   Common stock cash dividends                                       (2,729)      (1,755)
   Proceeds from stock option exercises                                 961        1,014
   Excess tax benefits from stock-based awards                          126          114
   Repurchases of common stock                                          (69)          --
----------------------------------------------------------------------------------------
            Net cash provided by financing activities                21,456       59,473
----------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                  4,498          351
Cash - beginning of period                                            8,143        8,456
----------------------------------------------------------------------------------------
CASH - END OF PERIOD                                              $  12,641    $   8,807
========================================================================================

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

Basis of Presentation and Principles of Consolidation

      The accompanying unaudited Consolidated Financial Statements were prepared according to the Securities and Exchange Commission's rules and regulations. These rules and regulations permit condensing or omitting certain information and note disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America (GAAP). The July 31, 2006 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. However, we believe the disclosures are sufficient to make the information presented not misleading. These Consolidated Financial Statements and accompanying notes should be read with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three months ended October 31, 2006 may not be indicative of full year results.

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

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", ("SFAS No. 157") in September 2006. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for us on August 1, 2008. We are evaluating how it may affect our consolidated financial statements.

NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      =========================================================================
                                             October 31, 2006     July 31, 2006
      =========================================================================
      Loans:
        Fixed rate                                 $1,689,757        $1,662,805
        Floating rate                                 146,296           131,235
      -------------------------------------------------------------------------
          Total loans                               1,836,053         1,794,040
      Direct financing leases *                       209,597           197,648
      -------------------------------------------------------------------------
            Finance receivables                    $2,045,650        $1,991,688
      =========================================================================
      * includes residual values of $42,800 at October 31, 2006 and $41,200 at July 31, 2006

      The allowance for credit losses activity is summarized below:

      =========================================================================
      Three Months Ended October 31,                        2006           2005
      =========================================================================
      Allowance - beginning of period                   $ 24,100       $ 24,225
        Provision                                             --             --
        Write-downs                                         (647)          (852)
        Recoveries                                           594            815
      -------------------------------------------------------------------------
      Allowance - end of period                         $ 24,047       $ 24,188
      =========================================================================
      Percentage of finance receivables                     1.18%          1.39%
      =========================================================================
      Net charge-offs *                                 $     53       $     37
      =========================================================================
      Loss ratio **                                         0.01%          0.01%
      =========================================================================
      *  write-downs less recoveries
      ** net charge-offs over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      =========================================================================
                                             October 31, 2006     July 31, 2006
      =========================================================================
      Finance receivables classified
         as non-accrual                               $14,109           $13,750
      Assets received to satisfy finance
         receivables                                      983               809
      -------------------------------------------------------------------------
             Non-performing assets                    $15,092           $14,559
      =========================================================================

      The allowance for credit losses included $200 at October 31, 2006 and $300 at July 31, 2006 specifically allocated to $3,000 and $6,700 of impaired finance receivables, respectively. We did not recognize any income in the three months ended October 31, 2006 or 2005 on impaired loans before we collected our net investment.

      We also provide commitments to extend credit. These commitments contain off-balance sheet risk and are subject to the same credit policies and procedures as finance receivables. The unused portion of these commitments was $29,400 at October 31, 2006 and $23,800 at July 31, 2006.

NOTE 3 - DEBT

      Debt is summarized below:

      =========================================================================
                                             October 31, 2006     July 31, 2006
      =========================================================================
      Fixed rate term notes:
        5.00% due 2010 - 2011                     $   250,000       $   250,000
        5.45% - 5.56% due 2011 - 2013                 200,000           200,000
        5.92% - 6.80% due 2007 - 2008                  36,250            61,250
      -------------------------------------------------------------------------
          Total fixed rate term notes                 486,250           511,250
      Fixed rate term notes swapped to
        floating rates due 2008 - 2010                143,250           143,250
      Floating rate term note                              --            10,000
      2.0% convertible debentures due 2034            175,000           175,000
      -------------------------------------------------------------------------
           Total term debt                            804,500           839,500
      Asset securitization financings                 425,000           425,000
      Commercial paper                                270,895           118,839
      Bank borrowings                                  55,833           149,722
      -------------------------------------------------------------------------
             Total principal                        1,556,228         1,533,061
      Fair value adjustment of hedged debt             (4,100)           (5,400)
      -------------------------------------------------------------------------
               Total debt                         $ 1,552,128       $ 1,527,661
      =========================================================================

Term Notes

      We repaid $25,000 of 5.92% fixed rate term notes at maturity and we converted a $10,000 floating rate term note from a bank due in fiscal 2008 to a $15.0 million three-year committed unsecured revolving credit facility in the first quarter of fiscal 2007.

Convertible Debentures

      The conversion rate increased in October 2006 because we paid cash dividends on our common stock. At October 31, 2006, the conversion rate was
34.87 (number of convertible shares for each $1 (one thousand) of principal), the conversion price was $28.68 and we would have to deliver the value of 6,102,000 shares of our common stock upon conversion of all the debentures. The conversion rate, conversion price and number of convertible shares at July 31, 2006 were 34.75, $28.78 and 6,081,000, respectively. Future cash dividends will cause further conversion rate and convertible shares increases and conversion price decreases.

      In fiscal 2005, we irrevocably elected (under the existing terms of the debentures and without modifying the debentures) to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. As a result, the 6,102,000 convertible shares are no longer issuable upon conversion but we would need to pay any value over principal by issuing shares of common stock. The value of converted debentures would exceed the principal amount when the price of our common stock exceeds the conversion price. Shares needed to pay the value over principal would equal the difference between the price of our common stock on the conversion date and the conversion price, divided by the price of our common stock on the conversion date and multiplied by the number of convertible shares. No event allowing for the debentures to be converted has occurred through October 31, 2006.

Asset Securitization Financings

      The $425,000 asset securitization facility provides for committed revolving financing for one year. If the facility is not renewed before its current expiration in April 2007, we could convert borrowings outstanding into term debt. The term debt would be repaid monthly based on the amount of securitized receivables and would be fully repaid by June 2009. Finance receivables include $483,000 and $487,000 of securitized receivables at October 31, 2006 and July 31, 2006, respectively. We can securitize an additional $330,000 of finance receivables at October 31, 2006. Borrowings are limited to 94% of securitized receivables and can be further limited based on the eligibility of securitized receivables.

Bank Borrowings

      We have $495,000 of committed unsecured revolving credit facilities from ten banks expiring as follows; $187,500 within one year and $307,500 between September 2008 and October 2011.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants at October 31, 2006. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      =========================================================================
                                             October 31, 2006     July 31, 2006
      =========================================================================
      Term notes                                   $  562,900      $    602,850
      Bank borrowings and commercial paper
        supported by bank credit facilities           307,500           247,500
        expiring after one year
      Asset securitization financings                 221,000           227,000
      Convertible debentures                          175,000           175,000
      -------------------------------------------------------------------------
             Total long-term debt                  $1,266,400        $1,252,350
      =========================================================================


NOTE 4 - DERIVATIVES

      We entered into interest rate locks with a total notional amount of $100,000 with three counterparty banks in September 2006. The rate locks expire in March 2007. We designated the rate locks as cash flow hedges of an anticipated issuance of five-year fixed rate term notes hedging the risk of interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. The rate locks had approximately no value at October 31, 2006. When we terminate the rate locks, the effective portion of any gain or loss would be deferred as accumulated other comprehensive income and recognized as an adjustment to interest expense over the five-year term of the notes to be issued. Any ineffective portion of any gain or loss would be recognized currently in interest expense.

      We also have fixed to floating interest rate swaps with a total notional amount of $143,250 at October 31, 2006 and July 31, 2006. The swaps effectively converted fixed rate term notes into floating rate term notes. We designated the swaps as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the fixed-rate hedged notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. We record the differences between these amounts in interest expense. The swaps' floating rates change every six months to a fixed amount over six-month LIBOR. We receive a weighted average fixed rate of 4.88% and the weighted average floating pay rate was 7.00% at October 31, 2006 and 6.89% at July 31, 2006. The fair value of the swaps was a liability of $4,100 at October 31, 2006 and $5,400 at July 31, 2006.


NOTE 5 - STOCKHOLDERS' EQUITY

      In the first quarter of fiscal 2007, we paid a quarterly cash dividend of $0.10 per share of common stock and we received and retired 3,000 shares of common stock from our CEO at $27.38 per share as payment of income taxes we were required to withhold on vested shares of restricted stock. At October 31, 2006, $17,500 was available for future repurchases under our repurchase program. We declared a quarterly cash dividend of $0.15 per share of common stock in December 2006 payable in January 2007.


NOTE 6 - STOCK PLANS

      Our 1998 Stock Option/Restricted Stock Plan (the "1998 Plan") was approved by stockholders in fiscal 1999 and expires in September 2008. We amended the 1998 Plan in fiscal 2002 to include restricted stock grants and in December 2005 according to its anti-dilution provisions to increase the number of shares available for the January 2006 stock split. The 1998 Plan, as amended, provides for the issuance of 3,750,000 incentive or non-qualified stock options or shares of restricted stock to officers, other employees and directors. None of the options or shares of restricted stock awarded under the 1998 Plan are performance based. The exercise price of incentive stock options can not be less than the fair market value of our common stock when granted and the term of incentive stock options is limited to ten years.

      Options granted through the first half of fiscal 2005 were mostly incentive stock options with a six-year term vesting 25% after two, three, four and five years, options granted in the second half of fiscal 2005 were non-qualified options with a four-year term vesting 33 1/3% on July 31, 2005, 2006 and 2007 and options granted in fiscal 2006 were non-qualified options with a five-year term vesting 25% after one, two, three and four years.

      Shares of restricted stock awarded (excluding 435,000 shares awarded to executive officers in February 2006) vest annually in equal amounts over original periods of three to eight years (seven year weighted-average). Shares of restricted stock awarded to executive officers in February 2006 vest six months after the executive officer attains age 62 or in August 2026 if earlier (twelve year weighted-average).

      The Management Incentive Plan ("MIP") for our Chief Executive Officer ("CEO") was approved by stockholders in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of shares for the January 2006 stock split. Under the MIP, the CEO can be awarded a total of 750,000 shares of restricted stock with an annual limit of 150,000 shares and cash or stock bonuses if predetermined performance goals are achieved. The MIP expires in December 2006. We awarded 41,000 shares of restricted stock to the CEO in November 2005 as part of the fiscal 2006 bonus subject to certain performance conditions. Shares earned vest annually in equal amounts over four years. The CEO earned 36,000 of these shares in September 2006 and forfeited 5,000 shares based on our fiscal 2006 performance. The CEO earned 27,000 shares of restricted stock in September 2005 vesting annually in equal amounts over four years as a bonus for fiscal 2005. The CEO earned 15,000 shares of restricted stock in fiscal 2005 vesting annually in equal amounts over five years as part of the fiscal 2004 bonus. No shares were awarded for fiscal 2007. At October 31, 2006, 128,000 shares of the CEO's restricted stock awarded under the MIP were unvested and are scheduled to vest over approximately four years.

      We established a Supplemental Retirement Benefit ("SERP") for our CEO in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of units for the January 2006 stock split, and we amended it in March 2006 to provide for dividend equivalent payments. We awarded 150,000 stock units vesting annually in equal amounts over eight years. Subject to forfeiture, the CEO will receive shares of common stock equal to the number of stock units vested when the CEO retires. At October 31, 2006, 75,000 units were vested. Amending the SERP in fiscal 2006 to provide for dividend equivalent payments increased the fair value of these units to $23.93 from $22.43 and increased the total cost of the units by $225.

      The restricted stock agreements (excluding the executive officers' February 2006 agreements) and the SERP provide for all unvested shares or stock units to vest immediately when certain events occur including the sale of the Company, the officer's death or disability and qualifying employment terminations. Unvested shares are also subject to forfeiture. The executive officers' February 2006 restricted stock agreements provide for (i) all shares to vest immediately upon the sale of the Company or the executive officer's death or disability (ii) a portion (based on the percentage of the vesting period elapsed) of the shares to vest immediately upon a qualifying employment termination and (iii) forfeiture of all shares upon a non-qualifying employment termination. Employees receive dividends on all unvested shares of restricted stock and the CEO receives dividend equivalent payments on stock units. The restricted stock agreements and the SERP (as amended in March 2006) also allow employees to pay income taxes required to be withheld at vesting by surrendering a portion of the shares or units vested.

      Stock options, shares of restricted stock and stock units are the only incentive compensation we provide (other than a cash bonus for the CEO) and we believe these stock-based awards further align employees' objectives with those of our stockholders. We issue new shares when options are exercised or when we award shares of restricted stock, and we do not have a policy to repurchase shares on the open market when options are exercised or when we award shares of restricted stock.

      Our stockholders approved the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP") in December 2006. The 2006 Plan provides for the issuance of 2,500,000 incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights and stock units to officers, other employees and directors, and expires in December 2016. The 1998 Plan terminated upon approval of the 2006 Plan. The Amended MIP provides for 750,000 shares of restricted stock, with an annual limit of 200,000 shares, and cash or stock bonuses to be awarded to our CEO and other selected officers subject to predetermined performance goals. The Amended MIP expires in December 2011.

      Stock option activity and related information for the three months ended October 31, 2006 are summarized below (options and intrinsic value in thousands):

      ==============================================================================
                                                        Weighted-Average
                                                 -----------------------
                                                 Exercise      Remaining   Intrinsic
                                       Options      Price   Term (years)     Value *
      ==============================================================================
      Outstanding - August 1, 2006       1,527     $20.71
         Granted                            --         --
         Exercised                         (54)     17.92
         Forfeited                         (14)
      ----------------------------------------
      Outstanding - October 31, 2006     1,459     $20.81            2.5      $9,800
      ==============================================================================
      Exercisable - October 31, 2006       682     $18.67            1.8      $6,000
      ==============================================================================

      * number of options multiplied by the difference between the $27.52 closing price of our common stock on October 31, 2006 and the weighted-average exercise price

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

      =========================================================================
      Three Months Ended October 31,                           2006        2005
      =========================================================================
      Number of options exercised                                54          45
      Total intrinsic value *                                $  500      $  743
      Intrinsic value per option                               9.25       16.47
      Excess tax benefits realized                              120         113
      =========================================================================
      * options exercised multiplied by the difference between the closing prices of our common stock on the exercise dates and the exercise prices

      Restricted stock activity under the 1998 Plan and the MIP and related information for the three months ended October 31, 2006 are summarized below (shares in thousands):

      ===================================================================
                                                         Weighted-Average
                                          Shares    Grant-Date Fair Value
      ===================================================================
      Unvested - August 1, 2006            1,081                   $24.66
         Granted                              --                       --
         Vested                              (10)                   25.95
         Forfeited                            (5)
      ------------------------------------------
      Unvested - October 31, 2006          1,066                   $24.64
      ===================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

      =========================================================================
      Three Months Ended October 31,                           2006        2005
      =========================================================================
      Number of shares vested                                    10           3
      Total intrinsic value *                                $  274      $   77
      Intrinsic value per share                               27.38       25.63
      Excess tax benefits realized                                6           1
      =========================================================================
      * shares vested multiplied by the closing prices of our common stock on the dates vested

      Future compensation expense (before deferral under SFAS No. 91) for stock-based awards unvested at October 31, 2006 and expected to vest, and the weighted-average periods the expense will be recognized over are as follows:

      ===================================================================
                                      Expense      Weighted-Average Years
      ===================================================================
      Restricted stock                $19,000                         6.4
      Stock options                     1,700                         2.3
      Stock units                       1,400                         3.2
      ---------------------------------------
               Total                  $22,100                         5.9
      ===================================================================

      Total compensation recorded, compensation capitalized (deferred recognizing) under SFAS No. 91, compensation included in salaries and other expenses and tax benefits recorded for stock-based awards follow:

      ========================================================================
      Three Months Ended October 31,                          2006        2005
      ========================================================================
      Compensation for stock options:
      -------------------------------
      Total recorded                                        $  289      $  495
      Capitalized under SFAS No. 91                            177         290
      ------------------------------------------------------------------------
           Included in salaries and other expenses          $  112      $  205
      ========================================================================
      Tax benefits recorded                                 $   16      $   30
      ========================================================================

      Compensation for shares of restricted
      stock and stock units:
      -------------------------------------
      Total recorded                                        $1,374      $  873
      Capitalized under SFAS No. 91                            558         380
      ------------------------------------------------------------------------
           Included in salaries and other expenses          $  816      $  493
      ========================================================================
      Tax benefits recorded                                 $  312      $  190
      ========================================================================

      Total stock-based compensation:
      -------------------------------
      Total recorded                                        $1,663      $1,368
      Capitalized under SFAS No. 91                            735         670
      ------------------------------------------------------------------------
           Included in salaries and other expenses          $  928      $  698
      ========================================================================
      Tax benefits recorded                                 $  328      $  220
      ========================================================================


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      =========================================================================
      Three Months Ended October 31,                           2006        2005
      =========================================================================
      Net income                                            $12,230     $10,245
      =========================================================================
      Weighted average common shares outstanding
        (used for basic EPS)                                 26,196      25,721
      Effect of dilutive securities: *
        Stock options                                           287         301
        Shares of restricted stock and stock units              271         195
      -------------------------------------------------------------------------
      Adjusted weighted average common shares
        outstanding (used for diluted EPS)                   26,754      26,217
      =========================================================================
      Net income per common share:
          Diluted                                           $  0.46     $  0.39
      =========================================================================
          Basic                                             $  0.47     $  0.40
      =========================================================================
      * excludes 150 and 450 antidilutive stock options and shares of restricted stock in the three months ended October 31, 2006 and 2005, respectively, that would have increased diluted EPS

      The convertible debentures will lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. In fiscal periods when the average price of our common stock exceeds the adjusted conversion price, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,102,000 (referred to as the treasury stock method). The average price of our common stock was $27.23 for the three months ended October 31, 2006 and the adjusted conversion price was $28.68 at October 31, 2006.

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

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity (money currently available for us to borrow) is important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 75% of our finance receivables were funded with debt at October 31, 2006.

      We earn interest income on our finance receivables and incur interest expense on our debt. We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the asset quality of our receivables and (iii) managing our interest rate risk. At October 31, 2006, interest rates on our finance receivables were 93% fixed and 7% floating, and interest rates on our debt were 42% fixed and 58% floating. Therefore, changes in market interest rates affect our profitability significantly. The asset quality of our finance receivables can also affect our profitability significantly. Asset quality can affect finance income, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring write-downs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Accounting principles generally accepted in the United States require judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 describes the significant accounting policies and methods used to prepare the Consolidated Financial Statements. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are described below.

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires a significant degree of judgment. The allowance is based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.0 million (1.18% of finance receivables) at October 31, 2006 including $0.2 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in the remainder of finance receivables (the "general allowance"). We evaluate the fair value of an impaired receivable and compare it to the carrying amount. The carrying amount is the amount the receivable is recorded at when we evaluate the receivable and may include a prior write-down or specific allowance. If our estimate of fair value is lower than the carrying amount, we record a write-down or establish a specific allowance based on how we determined fair value, how certain we are of our estimate and on the level and type of factors and items other than the primary collateral, such as guarantees and secondary collateral, supporting our fair value estimate.

      To estimate the general allowance, we analyze historical write-down activity to develop percentage loss ranges by risk profile. Risk profiles are assigned to receivables based on past due status and the customers' industry. We then adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors to arrive at the estimated allowance. We record a provision for credit losses if the recorded allowance differs from our current estimate. Although our method is designed to calculate probable losses, because significant estimates are used, the adjusted calculated range of losses may differ from actual losses significantly.

Non-performing assets

      We record impaired finance receivables at their current estimated fair value (if less than their carrying amount). We record assets received to satisfy receivables at their current estimated fair value less selling costs (if less than their carrying amount). We estimate fair value of non-performing assets by evaluating the expected cash flows of impaired receivables and the market value and condition of the collateral or assets. We evaluate market value by analyzing recent sales of similar equipment and used equipment publications, using our market knowledge and making inquiries of equipment vendors. Unexpected adverse changes in or incorrect conclusions on expected cash flows, market value or the condition of collateral or assets, or time needed to sell the equipment would require us to record a write-down. This would lower net income. Impaired finance receivables and assets received to satisfy receivables (repossessed equipment) totaled $15.1 million (0.7% of finance receivables) at October 31, 2006.

Residual values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $42.8 million (2.1% of finance receivables) at October 31, 2006. Historically, we have realized the recorded residual value on disposition.

Stock-based compensation

      We record compensation expense for stock options under SFAS No. 123R using the Black-Scholes option pricing model. This model requires us to estimate the expected volatility of the price of our common stock, the expected life of options and the expected dividend rate. SFAS No. 123R also requires us to estimate forfeitures of stock options and shares of restricted stock. Estimating volatility, expected life, dividend rate and forfeitures requires significant judgment and an analysis of historical data. If actual results differ from our estimates significantly, compensation expense for options and shares of restricted stock and our results of operations could be impacted materially.


RESULTS OF OPERATIONS

Comparison of three months ended October 31, 2006 to three months ended October 31, 2005

      ========================================================================
                                      Three Months Ended
                                             October 31,
      ($ in millions, except per      ------------------
      share amounts)                       2006     2005   $ Change   % Change
      ========================================================================
      Finance income                     $ 46.9   $ 36.6     $ 10.3         28%
      Interest expense                     20.9     14.3        6.6         47
      Net finance income before
         provision for credit losses       26.0     22.3        3.7         17
      Provision for credit losses            --       --         --         --
      Salaries and other expenses           6.1      5.5        0.6         11
      Provision for income taxes            7.7      6.6        1.1         17
      Net income                           12.2     10.2        2.0         19

      Diluted earnings per share           0.46     0.39       0.07         18
      Basic earnings per share             0.47     0.40       0.07         18
      ========================================================================

      Net income increased by 19% to $12.2 million in the first quarter of fiscal 2007 from $10.2 million in the first quarter of fiscal 2006. The increase resulted from receivables growth and the higher net yield on finance receivables, partially offset by the effects of higher short-term market interest rates and higher salary expense.

      Finance income increased by 28% to $46.9 million in the first quarter of fiscal 2007 from $36.6 million in the first quarter of fiscal 2006. The increase resulted from the 19% increase in average finance receivables ($316.0 million) to $2.02 billion in the first quarter of fiscal 2007 from $1.70 billion in the first quarter of fiscal 2006 and, to a lesser extent, the higher net yield on finance receivables. Higher market interest rates and an increase in non-interest finance income raised the net yield on finance receivables to 9.21% in the first quarter of fiscal 2007 from 8.51% in the first quarter of fiscal 2006.

      Interest expense (incurred on debt used to fund finance receivables) increased by 47% to $20.9 million in the first quarter of fiscal 2007 from $14.3 million in the first quarter of fiscal 2006. The increase resulted from higher average short-term market interest rates and the 20% ($256.0 million) increase in average debt. Increases in short-term market interest rates raised our weighted average cost of funds to 5.37% in the first quarter of fiscal 2007 from 4.39% in the first quarter of fiscal 2006.

      Net finance income before provision for credit losses on finance receivables increased by 17% to $26.0 million in the first quarter of fiscal 2007 from $22.3 million in the first quarter of fiscal 2006. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) decreased to 5.11% in the first quarter of fiscal 2007 from 5.19% in the first quarter of fiscal 2006 because of the increase in short-term market interest rates.

      We did not record provisions for credit losses on finance receivables in the first quarters of fiscal 2007 and 2006. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. We did not need to increase the allowance because of continued low amounts of quarterly net charge-offs and continued strong asset quality, and we did not need to reduce it because of receivables growth. Net charge-offs (write-downs of finance receivables less recoveries) were less than $0.1 million and the loss ratios (net charge-offs expressed as an annualized percentage of average finance receivables) were 0.01% in the first quarter of fiscal 2007 and 2006.

      Salaries and other expenses increased by 11% to $6.1 million in the first quarter of fiscal 2007 from $5.5 million in the first quarter of fiscal 2006. The increase resulted from increased salary expense. Salary expense increased because of salary increases and an increase in the number of employees. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) improved to 1.20% in the first quarter of fiscal 2007 from 1.28% in the first quarter of fiscal 2006 because the percentage increase in receivables exceeded the percentage increase in expenses. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 23.5% in the first quarter of fiscal 2007 from 24.6% in the first quarter of fiscal 2006 because the percentage increase in net finance income before provision for credit losses exceeded the percentage increase in expenses.

      The provision for income taxes increased to $7.7 million in the first quarter of fiscal 2007 from $6.6 million in the first quarter of fiscal 2006. The increase resulted from the increase in income before income taxes, partially offset by the decrease in our effective tax rate to 38.6% in the first quarter of fiscal 2007 from 39.1% in the first quarter of fiscal 2006. Our effective tax rate decreased because of the new Texas income tax law enacted in our fourth quarter of fiscal 2006 and effective for fiscal 2007, and the overall decrease in our effective state income tax rate.

      Diluted earnings per share increased by 18% to $0.46 per share in the first quarter of fiscal 2007 from $0.39 per share in the first quarter of fiscal 2006, and basic earnings per share increased by 18% to $0.47 per share in the first quarter of fiscal 2007 from $0.40 per share in the first quarter of fiscal 2006.

FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future net charge-offs and non-performing assets.

      ===============================================================================
                                        October 31,    July 31,
      ($ in millions)                        2006 *      2006 *   $ Change   % Change
      ===============================================================================
      Finance receivables                 $ 2,045.7   $ 1,991.7      $54.0          3%
      Allowance for credit losses              24.0        24.1       (0.1)        --
      Non-performing assets                    15.1        14.6        0.5          4
      Delinquent finance receivables            7.0         8.6       (1.6)       (18)
      Net charge-offs (recoveries)              0.1        (0.1)       0.2         --

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses              1.18%       1.21%
      Non-performing assets                    0.74        0.73
      Delinquent finance receivables           0.34        0.43
      Net charge-offs (annualized)             0.01       (0.01)
      ===============================================================================

      * as of and for the quarter ended

      Finance receivables grew 3% ($54 million) during the first quarter of fiscal 2007 to $2.05 billion at October 31, 2006 from $1.99 billion at July 31, 2006. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 90% ($1.84 billion) of finance receivables and leases were 10% ($210 million) at October 31, 2006.

      Finance receivables originated in the first quarter of fiscal 2007 and 2006 were $320 million and $323 million, respectively. Finance receivables collected in the first quarter of fiscal 2007 and 2006 were $263 million and $243 million, respectively. Collections increased because of higher average finance receivables.

      Our primary focus is the credit quality of our receivables. We manage our credit risk by using disciplined and sound underwriting policies and procedures, by monitoring our receivables closely and by handling non-performing accounts effectively. Our underwriting policies and procedures require a first lien on equipment financed. We focus on financing equipment with an economic life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with equipment possessing these characteristics can mitigate potential net charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advance payments or hold back a portion of the amount financed. We do not finance or lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

      Our underwriting policies limit our credit exposure with any single customer. This limit was $36.0 million at October 31, 2006. Our ten largest customers accounted for 6.1% ($124.0 million) of total finance receivables at October 31, 2006.

      Our allowance for credit losses was $24.0 million at October 31, 2006 and $24.1 million at July 31, 2006. The allowance level declined to 1.18% of finance receivables at October 31, 2006 from 1.21% at July 31, 2006 because of continued low net charge-offs, favorable asset quality and receivables growth. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables at the end of each quarter adjusted for expected recoveries and any differences between current and historical loss trends and other factors. The allowance level may decline further if our asset quality statistics remain at favorable levels.

      Net charge-offs of finance receivables (write-downs less recoveries) were $53,000 in the first quarter of fiscal 2007 compared to net recoveries of $73,000 in the fourth quarter of fiscal 2006 and the loss ratios were 0.01% and (0.01)%. Net charge-offs are at these low levels because of the low amount of non-performing assets and strong demand for and strong market values of the equipment we finance.

      The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
                                           October 31,   July 31,   October 31,
                                                  2006       2006          2005
      =========================================================================
      Non-accrual finance receivables *          $14.1      $13.8         $10.0
      Repossessed equipment                        1.0        0.8           1.8
      -------------------------------------------------------------------------
           Total non-performing assets           $15.1      $14.6         $11.8
      =========================================================================
      Delinquent finance receivables             $ 7.0      $ 8.6         $ 8.0
      =========================================================================
      Percentage of non-accrual
         receivables not delinquent                 75%        54%           46%
      =========================================================================
      * before specifically allocated allowance of $0.2 million at October 31, 2006, $0.3 million at July 31, 2006 and $0.3 million at October 31, 2005

      Our asset quality statistics stayed at favorable levels during the first quarter of fiscal 2007. Net charge-offs, non-accrual receivables, repossessed equipment and delinquencies were far below expected levels. Therefore, we do not expect further improvement in these measures and moderate increases would not necessarily indicate the start of a negative trend. Because our asset quality statistics are so favorably low, if receivables from any of our larger customers become delinquent, impaired or repossessed, our asset quality statistics could worsen significantly even though the overall trend may remain positive.


LIQUIDITY AND CAPITAL RESOURCES

      We describe our need for raising capital (debt and equity), our need for having a substantial amount of liquidity (money currently available for us to borrow), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity and credit ratings. Our leverage is low for a finance company, we have been successful in issuing debt, we have ample liquidity available and the maturities of our debt are staggered over five years.

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely and we diversify our funding sources. Funding sources available to us include operating cash flow, private and public issuances of term debt, conduit and term securitizations of finance receivables, committed unsecured revolving bank credit facilities, dealer placed and direct issued commercial paper and sales of common and preferred equity. We believe our liquidity sources are diversified, and we are not dependent on any funding source or provider.

      Our term notes are rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and commercial paper issued by our major operating subsidiary ($260.0 million at October 31, 2006) is rated `F2' by Fitch. As a condition of our `F2' credit rating, commercial paper outstanding is limited to the unused amount of our bank credit facilities. Fitch last affirmed its investment grade ratings on our debt in August 2005 and maintained its stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

      We had $179.2 million available to borrow under our bank credit facilities (after subtracting commercial paper outstanding) at October 31, 2006. Our asset securitization facility could be increased by $310.0 million and we believe we can issue more term notes. We believe, but cannot assure, sufficient capital is available to sustain our future operations and growth.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants at October 31, 2006. None of the agreements have a material adverse change clause.

      Debt increased by 2% ($24.5 million) to $1.55 billion at October 31, 2006 from $1.53 billion at July 31, 2006 and stockholders' equity increased by 3% ($12.1 million) to $402.5 million at October 31, 2006 from $390.4 million at July 31, 2006. Leverage remained low at 3.9 allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5 which is also considered low for a finance company.

      Debt comprised the following ($ in millions):

      =================================================================================
                                                  October 31, 2006        July 31, 2006
                                                  ----------------     ----------------
                                                  Amount   Percent     Amount   Percent
      =================================================================================
      Term notes                                $  629.5        41%  $  664.5        43%
      Asset securitization financings              425.0        27      425.0        28
      Commercial paper                             270.9        17      118.9         8
      Convertible debentures                       175.0        11      175.0        11
      Borrowings under bank credit facilities       55.8         4      149.7        10
      ---------------------------------------------------------------------------------
              Total principal                    1,556.2       100%   1,533.1       100%
      Fair value adjustment of hedged debt          (4.1)                (5.4)
      ---------------------------------------------------------------------------------
                Total debt                      $1,552.1             $1,527.7
      =================================================================================

Term Notes

      We repaid $25.0 million of 5.92% fixed rate term notes at maturity and we converted a $10.0 million floating rate term note from a bank due in fiscal 2008 to a $15.0 million three-year committed unsecured revolving credit facility in the first quarter of fiscal 2007.

Asset Securitization Financings

      We have a $425.0 million asset securitization facility. We established the facility in July 2001. The facility was renewed a fifth time in April 2006 and expires in April 2007 subject to further renewal. The facility limits borrowings to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. On expiration and nonrenewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly and would be fully repaid by June 2009 based on the contractual payments of the $483.0 million of securitized receivables at October 31, 2006.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($813.0 million at October 31, 2006). Therefore, we could securitize an additional $330.0 million of finance receivables at October 31, 2006. Borrowings are limited to 94% of securitized receivables and can be further limited based on the eligibility of securitized receivables.

Convertible Debentures

      The convertible debentures were convertible into 6.1 million shares (as adjusted) of common stock at the adjusted conversion price of $28.68 per share resulting in an adjusted conversion rate of 34.87 shares for each $1,000 of principal. In fiscal 2005, we irrevocably elected to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. As a result, the 6.1 million convertible shares are no longer issuable upon conversion, but we would need to pay any value over principal by issuing shares of common stock. The value of the convertible debentures equals the number of convertible shares multiplied by the market value of our common stock. No event allowing for the debentures to be converted has occurred through October 31, 2006.

Bank Credit Facilities

      We have $495.0 million of committed unsecured revolving credit facilities from ten banks (a $25.0 million increase from July 31, 2006). This includes $307.5 million of facilities with original terms ranging from two to five years and $187.5 million of facilities with an original term of one year. Borrowings under these facilities can mature between 1 and 270 days. We can borrow the full amount under each facility. These facilities may be renewed when they expire.

Commercial Paper

      We issue commercial paper direct and through a $350.0 million program with maturities between 1 and 270 days. The combined amount of commercial paper and bank borrowings ($326.7 million October 31, 2006) was limited to $495.0 million because commercial paper outstanding is limited to the unused amount of our bank credit facilities. Commercial paper outstanding increased during the first quarter of fiscal 2007 because added a commercial paper dealer.

Stockholders' Equity

      We paid $2.7 million of cash dividends, we received $1.1 million from stock option exercises and tax benefits from stock-based awards and we repurchased 3,000 shares of common stock for $69,000 in the first quarter of fiscal 2007. At October 31, 2006, $17.5 million was available for future repurchases under our repurchase program.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (the net yield of finance receivables less the weighted average cost of debt) is an integral part of a finance company's profitability and is calculated below:

      =========================================================================
      Three Months Ended October 31,                       2006            2005
      =========================================================================
      Net yield of finance receivables                     9.21%           8.51%
      Weighted average cost of debt                        5.37            4.39
      -------------------------------------------------------------------------
               Net interest spread                         3.84%           4.12%
      =========================================================================

      Our net interest spread was 0.28% (28 basis points) lower in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 because the effects of the 1.6% (160 basis points) increase in average short-term market interest rates exceeded the increase in the net yield of finance receivables.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread (this occurred during our prior two fiscal years) and decreases in short-term rates increase our net interest spread because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables significantly. Because 58% of our debt is floating rate compared to floating rate finance receivables of only 7%, interest rates on our debt change faster than the yield on our receivables. Our net interest spread is also affected when the differences between short-term and long-term rates change. Long-term rates normally exceed short-term rates. When the differences between long and short-term rates narrow (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. Potential mitigating factors are (i) the rates we charge are also determined by the prime rate and equipment financing demand and (ii) issuing long-term fixed rate debt.

      Short-term market interest rates changed little during the first quarter of fiscal 2007 after rising substantially and consistently over the prior two years, and the yield curve was inverted. Because short-term market interest rates did not rise during the quarter, our weighted-average cost of debt increased by 0.11% (11 basis points) compared to quarterly increases during the prior two fiscal years of about 0.25% (25 basis points).

      Our income is subject to the risk of rising short-term market interest rates and a flat or inverted yield curve at October 31, 2006 because floating rate debt exceeded floating rate receivables by $748.7 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are collected monthly over short terms of two to five years and have been accelerated by prepayments. At October 31, 2006, $682.0 million (36%) of fixed rate finance receivables are scheduled to be collected in one year and the weighted average remaining life of fixed rate finance receivables excluding prepayments is approximately twenty months. We do not match the maturities of our debt to our finance receivables. The fixed and floating rate amounts and percentages of our finance receivables and capital at October 31, 2006 follow ($ in millions):

      ===============================================================================
                                          Fixed Rate        Floating Rate
                                  ------------------     ----------------
      ($ in millions)               Amount   Percent     Amount   Percent       Total
      ===============================================================================
      Finance receivables         $1,899.4        93%    $146.3         7%   $2,045.7
      ===============================================================================
      Debt (principal)            $  661.2        42%    $895.0        58%   $1,556.2
      Stockholders' equity           402.5       100         --        --       402.5
      -------------------------------------------------------------------------------
         Total debt and equity    $1,063.7        54%    $895.0        46%   $1,958.7
      ===============================================================================

      Floating rate debt (asset securitization financings, commercial paper, floating rate swaps of fixed rate notes and bank borrowings) reprices (interest rate changes based on current short-term market interest rates) as follows at October 31, 2006: $604.7 million (67%) within one month, $175.3 million (20%) in two to three months and $115.0 million (13%) in four to six months. Most of the floating rate swaps of fixed rate notes last repriced in October 2006. The repricing frequency of floating rate debt follows (in millions):

      ==========================================================================
                                       Balance    Repricing Frequency
      ==========================================================================
      Asset securitization financings   $425.0    generally daily
      Commercial paper                   270.9    1 to 100 days (30 day average)
      Floating rate swaps of fixed
         rate notes                      143.3    semiannually (150 day average)
      Bank borrowings                     55.8    generally daily
      ==========================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce quarterly net income by approximately $0.6 million at October 31, 2006 based on scheduled repricings of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $1.1 million excluding the expected increase in the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt has been historically lower than fixed rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from these amounts. Other factors that may accompany an actual immediate 100 basis point increase in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to potential adverse changes in market interest rates by using certain derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives.

      We entered into interest rate locks with a total notional amount of $100.0 million with three counterparty banks in September 2006. The rate locks expire in March 2007. We designated the rate locks as cash flow hedges of an anticipated issuance of five-year fixed rate term notes hedging the risk of interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. The rate locks had approximately no value at October 31, 2006. When we terminate the rate locks, the effective portion of any gain or loss would be deferred as accumulated other comprehensive income and recognized as an adjustment to interest expense over the five-year term of the notes to be issued. Any ineffective portion of any gain or loss would be recognized currently in interest expense.

      We also have fixed to floating interest rate swaps with a total notional amount of $143.3 million at October 31, 2006 and July 31, 2006. The swaps effectively converted fixed rate term notes into floating rate term notes. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the fixed rate hedged notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. The swaps' floating rates change every six months to a fixed amount over six-month LIBOR (5.40% at October 31, 2006). The swaps increased interest expense by $0.8 million in the first quarter of fiscal 2007 and by $0.1 million in the first quarter of fiscal 2006. The weighted average pay rate of 7.00% at October 31, 2006 exceeded the 4.88% weighted average receive rate by 212 basis points (2.12%). The weighted average remaining term of the swaps at October 31, 2006 is 1.8 years.


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

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", ("SFAS No. 157") in September 2006. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for us on August 1, 2008. We are evaluating how it may affect our consolidated financial statements.


FORWARD-LOOKING STATEMENTS

      Statements in this report including the words or phrases "can be," "expect," "anticipate," "may," "believe," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ from those anticipated by forward-looking statements materially because of the uncertainties and risks described in "Part I, Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended July 31, 2006 and other sections of this report. These risk factors include (i) an economic slowdown (ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity (iv) rising short-term market interest rates and adverse changes in the yield curve (v) increased competition
(vi) the inability to retain key employees and (vii) adverse conditions in the construction and road transportation industries. Forward-looking statements apply only as of the date made and we are not required to update forward-looking statements for future or unanticipated events or circumstances.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Item 2, Market Interest Rate Risk and Sensitivity.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the first quarter of fiscal 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES
                      For the Quarter Ended October 31, 2006

      ===================================================================================
      Month        (a) Total  (b) Average  (c) Total Number of         (d) Maximum Number
                      Number   Price Paid     Shares Purchased     (or Approximate Dollar
                   of Shares    per Share           as Part of  Value) of Shares that May
                   Purchased                Publicly Announced     Yet Be Purchased Under
                                             Plans or Programs      the Plans or Programs
      ===================================================================================
      September 2006   1,764       $27.12                1,764                $17,489,000
      October 2006       794        27.96                  794                 17,467,000
      --------------------------------------------------------
         Total         2,558       $27.38                2,558
      ===================================================================================

      We did not sell any unregistered shares of our common stock during the first quarter of fiscal 2007. In September and October 2006, we received 2,558 shares of common stock from our CEO as payment of income taxes we were required to withhold on vested shares of restricted stock. We established our common stock repurchase program in August 1996 and expanded it in August 1998 to include repurchases of convertible debt. A total of $40.7 million was authorized for repurchases of common stock and convertible debt and we repurchased $16.1 million of common stock and $7.2 million of convertible debt through October 31, 2006.


Item 5. Other Information

      On December 5, 2006, we issued a press release reporting our results for the quarter ended October 31, 2006. The press release is attached as Exhibit
99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      On December 6, 2006, we issued a press release announcing (i) our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock and (ii) our stockholders approved the Amended and Restated 2001 Management Incentive Plan and the 2006 Stock Incentive Plan. The press release is attached as Exhibit 99.2. The dividend is payable on January 10, 2007 to stockholders of record at the close of business on December 22, 2006. The dividend rate is $0.05 per share (50%) higher than the previous quarter's dividend of $0.10 per share.


Item 6. Exhibits

Exhibit No.  Description of Exhibit
------------------------------------------------------------------------------
  3.1  (a)   Articles of Incorporation
  3.2  (b)   Certificate of Amendment of Articles of Incorporation dated
             December 9, 1998
  3.3  (c)   Restated By-laws as amended through March 7, 2000
 31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
 31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
 32.1        Section 1350 Certification of Chief Executive Officer
 32.2        Section 1350 Certification of Chief Financial Officer
 99.1        Press release dated December 5, 2006
 99.2        Press release dated December 6, 2006

Previously filed with the Securities and Exchange Commission as an exhibit to our:
-----------------------------------------------------------------------------
  (a)    Registration Statement on Form S-1 (Registration No. 33-46662)
         filed May 28, 1992
  (b)    Form 10-Q for the quarter ended January 31, 1999
  (c)    Form 10-Q for the quarter ended January 31, 2000

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

December 7, 2006
----------------
(Date)