Form 10-Q
period 2007-01-31
FINANCIAL FEDERAL CORP
filed 2007-03-08
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2007

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

The number of shares outstanding of the registrant's common stock on March 1, 2007 was 27,501,548.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2007


                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
----------------------------------------------------------------------- --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets at January 31, 2007 (unaudited)
            and July 31, 2006 (audited)                                    3

         Consolidated Income Statements for the three and six months
            ended January 31, 2007 and 2006 (unaudited)                    4

         Consolidated Statements of Changes in Stockholders' Equity for
            the six months ended January 31, 2007 and 2006 (unaudited)     5

         Consolidated Statements of Cash Flows for the six months ended
            January 31, 2007 and 2006 (unaudited)                          6

         Notes to Consolidated Financial Statements (unaudited)            7-14

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        24

Item 4.  Controls and Procedures                                           24


Part II - Other Information
-----------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 5.  Other Information                                                 25

Item 6.  Exhibits                                                          25

Signatures                                                                 26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

=============================================================================================
                                                           January 31, 2007*    July 31, 2006
=============================================================================================
ASSETS
Finance receivables                                               $2,050,948       $1,991,688
Allowance for credit losses                                          (24,148)         (24,100)
---------------------------------------------------------------------------------------------
   Finance receivables - net                                       2,026,800        1,967,588
Cash                                                                   5,293            8,143
Other assets                                                          10,228           12,613
---------------------------------------------------------------------------------------------
          TOTAL ASSETS                                            $2,042,321       $1,988,344
=============================================================================================
LIABILITIES
Debt:
   Long-term ($4,400 at January 31, 2007 and $5,700
      at July 31, 2006 owed to related parties)                   $1,253,100       $1,252,350
   Short-term                                                        297,268          275,311
Accrued interest, taxes and other liabilities                         76,547           70,304
---------------------------------------------------------------------------------------------
   Total liabilities                                               1,626,915        1,597,965
---------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                   --               --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 27,376 at January 31, 2007 and 27,216 at
   July 31, 2006                                                      13,688           13,608
Additional paid-in capital                                           129,698          123,091
Retained earnings                                                    270,911          253,128
Accumulated other comprehensive income                                 1,109              552
---------------------------------------------------------------------------------------------
   Total stockholders' equity                                        415,406          390,379
---------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $2,042,321       $1,988,344
=============================================================================================

*     Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

============================================================================================
                                                   Three Months Ended       Six Months Ended
                                                          January 31,            January 31,
                                                  ------------------------------------------
                                                       2007      2006        2007       2006
============================================================================================
Finance income                                      $47,383   $39,438     $94,313    $75,991
Interest expense                                     21,073    16,045      41,965     30,291
--------------------------------------------------------------------------------------------

   Net finance income before provision for credit
      losses on finance receivables                  26,310    23,393      52,348     45,700

Provision for credit losses on finance receivables       --        --          --         --
--------------------------------------------------------------------------------------------

   Net finance income                                26,310    23,393      52,348     45,700

Salaries and other expenses                           6,142     5,761      12,251     11,259
--------------------------------------------------------------------------------------------

   Income before provision for income taxes          20,168    17,632      40,097     34,441

Provision for income taxes                            7,773     6,904      15,472     13,468
--------------------------------------------------------------------------------------------

        NET INCOME                                  $12,395   $10,728     $24,625    $20,973
============================================================================================

EARNINGS PER COMMON SHARE:
        Diluted                                     $  0.46   $  0.41     $  0.92    $  0.80
============================================================================================
        Basic                                       $  0.47   $  0.42     $  0.94    $  0.81
============================================================================================

      *     Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings          Income       Total
=======================================================================================================
BALANCE - JULY 31, 2005          26,231    $13,116     $109,226    $219,772        $     --    $342,114
  Net income                         --         --           --      20,973              --      20,973
  Unrealized gain on cash flow
    hedge, net of tax                --         --           --          --             364         364
                                                                                               --------
  Comprehensive income                                                                           21,337
                                                                                               --------
  Stock plan activity:
    Shares issued                   315        157        3,793         (52)             --       3,898
    Compensation recognized          --         --        2,647          --              --       2,647
    Excess tax benefits              --         --          981          --              --         981
  Common stock cash dividends        --         --           --      (4,403)             --      (4,403)
  Cash paid for fractional
    shares                           (4)        (2)          --        (107)             --        (109)
-------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 31, 2006       26,542    $13,271     $116,647    $236,183        $    364    $366,465
=======================================================================================================

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings          Income       Total
=======================================================================================================
BALANCE - JULY 31, 2006          27,216    $13,608     $123,091    $253,128        $    552    $390,379
  Net income                         --         --           --      24,625              --      24,625
  Unrealized gain on cash flow
    hedge, net of tax                --         --           --          --             616         616
  Reclassification adjustment
    for realized gain included
    in net income, net of tax        --         --           --          --             (59)        (59)
                                                                                               --------
  Comprehensive income                                                                           25,182
                                                                                               --------
  Common stock repurchased
    (retired)                        (5)        (3)        (125)         (6)             --        (134)
  Stock plan activity:
    Shares issued                   174         87        2,935          --              --       3,022
    Shares canceled                  (9)        (4)           4          --              --          --
    Compensation recognized          --         --        3,282          --              --       3,282
    Excess tax benefits              --         --          511          --              --         511
  Common stock cash dividends        --         --           --      (6,836)             --      (6,836)
-------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 31, 2007       27,376    $13,688     $129,698    $270,911        $  1,109    $415,406
=======================================================================================================

      *     Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

==========================================================================================
Six Months Ended January 31,                                            2007          2006
==========================================================================================
Cash flows from operating activities:
   Net income                                                      $  24,625     $  20,973
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of deferred origination costs and fees              8,079         7,402
      Stock-based compensation                                         1,838         2,647
      Depreciation and amortization                                      304           436
      Decrease in other assets                                         2,022         1,619
      Increase in accrued interest, taxes and other liabilities        7,964         8,288
      Excess tax benefits from stock-based awards                       (511)         (981)
------------------------------------------------------------------------------------------
            Net cash provided by operating activities                 44,321        40,384
------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Finance receivables originated                                   (603,777)     (647,885)
   Finance receivables collected                                     537,930       496,047
------------------------------------------------------------------------------------------
            Net cash used in investing activities                    (65,847)     (151,838)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Commercial paper, net increase                                    178,349        22,000
   Bank borrowings, net decrease                                    (132,242)      (29,000)
   Asset securitization borrowings                                        --       100,000
   Proceeds from term notes                                               --        50,000
   Repayment of term notes                                           (25,000)      (32,500)
   Proceeds from settlement of interest rate locks                     1,006            --
   Proceeds from stock option exercises                                2,977         3,898
   Excess tax benefits from stock-based awards                           511           981
   Common stock issued                                                    45            --
   Common stock cash dividends                                        (6,836)       (4,403)
   Repurchases of common stock                                          (134)           --
   Cash paid for fractional shares of common stock                        --          (109)
------------------------------------------------------------------------------------------
            Net cash provided by financing activities                 18,676       110,867
------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                  (2,850)         (587)
Cash - beginning of period                                             8,143         8,456
------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                               $   5,293     $   7,869
==========================================================================================

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

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three and six months ended January 31, 2007 may not be indicative of full year results.

      We split our common stock 3-for-2 in the form of a stock dividend in January 2006. All share and per share amounts (including stock options, restricted stock and stock units), excluding treasury stock, in the Consolidated Financial Statements and accompanying notes were restated to reflect the split. We did not split shares of treasury stock.

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

      The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" in February 2007. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. SFAS No. 159 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for us on August 1, 2008. We are evaluating how it may affect our consolidated financial statements.


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      =========================================================================
                                              January 31, 2007    July 31, 2006
      =========================================================================
      Loans:
        Fixed rate                                  $1,694,433       $1,662,805
        Floating rate                                  153,141          131,235
      -------------------------------------------------------------------------
          Total loans                                1,847,574        1,794,040
      Direct financing leases *                        203,374          197,648
      -------------------------------------------------------------------------
              Finance receivables                   $2,050,948       $1,991,688
      =========================================================================
      *  includes residual values of $41,300 at January 31, 2007 and $41,200 at July 31, 2006

      We also provide commitments to extend credit. These commitments contain off-balance sheet risk and are subject to the same credit policies and procedures as finance receivables. The unused portion of these commitments was $36,600 at January 31, 2007 and $23,800 at July 31, 2006.

      The allowance for credit losses activity is summarized below:

      ==================================================================================
                                             Three Months Ended         Six Months Ended
                                                    January 31,              January 31,
                                            --------------------------------------------
                                               2007        2006         2007        2006
      ==================================================================================
      Allowance - beginning of period       $24,047     $24,188      $24,100     $24,225
        Provision                                --          --           --          --
        Write-downs                            (503)     (1,003)      (1,150)     (1,855)
        Recoveries                              604         931        1,198       1,746
      ----------------------------------------------------------------------------------
      Allowance - end of period             $24,148     $24,116      $24,148     $24,116
      ==================================================================================
      Percentage of finance receivables        1.18%       1.33%        1.18%       1.33%
      ==================================================================================
      Net charge-offs (recoveries) *        $  (101)    $    72      $   (48)    $   109
      ==================================================================================
      Loss ratio **                           (0.02)%      0.02%       (0.01)%      0.01%
      ==================================================================================

      *   write-downs less recoveries
      ** net charge-offs (recoveries) over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      =========================================================================
                                              January 31, 2007    July 31, 2006
      =========================================================================
      Finance receivables classified as
         non-accrual                                   $13,478          $13,750
      Assets received to satisfy finance
         receivables                                     2,022              809
      -------------------------------------------------------------------------
                Non-performing assets                  $15,500          $14,559
      =========================================================================

      The allowance for credit losses included $200 at January 31, 2007 and $300 at July 31, 2006 specifically allocated to $2,800 and $6,700 of impaired finance receivables, respectively. We did not recognize any income in the six months ended January 31, 2007 or 2006 on impaired loans before collecting our net investment.

NOTE 3 - DEBT

      Debt is summarized below:

      =========================================================================
                                              January 31, 2007    July 31, 2006
      =========================================================================
      Fixed rate term notes:
        5.00% due 2010 - 2011                       $  250,000       $  250,000
        5.45% - 5.56% due 2011 - 2013                  200,000          200,000
        5.92% - 6.80% due 2007 - 2008                   36,250           61,250
      -------------------------------------------------------------------------
           Total fixed rate term notes                 486,250          511,250
      Fixed rate term notes swapped to
        floating rates due 2008 - 2010                 143,250          143,250
      Floating rate term note                               --           10,000
      2.0% convertible debentures due 2034             175,000          175,000
      -------------------------------------------------------------------------
              Total term debt                          804,500          839,500
      Asset securitization financings                  425,000          425,000
      Commercial paper                                 297,188          118,839
      Bank borrowings                                   27,480          149,722
      -------------------------------------------------------------------------
                Total principal                      1,554,168        1,533,061
      Fair value adjustment of hedged debt              (3,800)          (5,400)
      -------------------------------------------------------------------------
                   Total debt                       $1,550,368       $1,527,661
      =========================================================================

Term Notes

      We repaid $25,000 of 5.92% fixed rate term notes at maturity and we converted a $10,000 floating rate term note from a bank due in fiscal 2008 to a $15,000 three-year committed unsecured revolving credit facility in the first half of fiscal 2007.

Convertible Debentures

      We irrevocably elected (under the existing terms of the debentures and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. As a result, the 6,134,000 convertible shares are no longer issuable upon conversion but we would need to pay any value over principal by issuing shares of common stock and the value of the debentures is still determined by the number of convertible shares. The value of converted debentures would exceed the principal amount when the price of our common stock exceeds the conversion price. Shares needed to pay the value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price of our common stock and multiplied by the number of converted shares. No event allowing for the debentures to be converted has occurred through January 31, 2007.

      The conversion rate increased in October and December 2006 because we declared cash dividends on our common stock. At January 31, 2007, the conversion rate was 35.05 (number of convertible shares for each $1 (one thousand) of principal), the conversion price was $28.53 and we would have to deliver the value of 6,134,000 shares of our common stock upon conversion of all the debentures. The conversion rate, conversion price and number of convertible shares at July 31, 2006 were 34.75, $28.78 and 6,081,000, respectively. Future cash dividends will cause additional conversion rate and convertible shares increases and conversion price decreases.

Asset Securitization Financings

      We have a $425,000 asset securitization facility providing committed revolving financing for one year. If the facility is not renewed before its current expiration in April 2007, we could convert borrowings outstanding into term debt. The term debt would be repaid monthly based on the amount of securitized receivables and would be fully repaid by August 2009. Finance receivables include $475,000 and $487,000 of securitized receivables at January 31, 2007 and July 31, 2006, respectively. We can securitize an additional $341,000 of finance receivables at January 31, 2007. Borrowings are limited to 94% of securitized receivables and can be further limited based on the eligibility of securitized receivables.

Bank Borrowings

      We have $495,000 of committed unsecured revolving credit facilities from ten banks expiring as follows; $187,500 within one year and $307,500 between September 2008 and October 2012.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants at January 31, 2007. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      =========================================================================
                                              January 31, 2007    July 31, 2006
      -------------------------------------------------------------------------
      Term notes                                    $  558,600       $  602,850
      Bank borrowings and commercial
        paper supported by bank credit
        facilities expiring after one year             307,500          247,500
      Asset securitization financings                  212,000          227,000
      Convertible debentures                           175,000          175,000
      -------------------------------------------------------------------------
                Total long-term debt                $1,253,100       $1,252,350
      =========================================================================


NOTE 4 - DERIVATIVES

      We entered into interest rate locks with a total notional amount of $100,000 with three counterparty banks in September 2006. The rate locks had a March 2007 expiration. We designated the rate locks as cash flow hedges of our anticipated issuance of five-year fixed rate term notes hedging the risk of interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. We terminated the rate locks in January 2007 and realized a $1,006 gain. This cash flow hedge gain was recorded in stockholders' equity as accumulated other comprehensive income net of deferred income taxes of $390, and will be reclassified into net income by reducing interest expense and deferred income tax expense over the five-year term of the notes expected to be issued in our third quarter of fiscal 2007.

      We also have fixed to floating interest rate swaps with a total notional amount of $143,250 at January 31, 2007 and July 31, 2006. The swaps effectively converted fixed rate term notes into floating rate term notes. We designated the swaps as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed-rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. We record the differences between these amounts in interest expense. The swaps' floating rates change every six months to a fixed amount over six-month LIBOR. We receive a weighted-average fixed rate of 4.88% and the weighted-average floating pay rate was 6.93% at January 31, 2007 and 6.89% at July 31, 2006. The fair value of the swaps was a liability of $3,800 at January 31, 2007 and $5,400 at July 31, 2006.


NOTE 5 - STOCKHOLDERS' EQUITY

      We paid quarterly cash dividends of $0.25 per share of common stock in the first half of fiscal 2007. We also received and retired 5,000 shares of common stock from our CEO at $27.21 per share as payment of income taxes we were required to withhold on vested shares of restricted stock. At January 31, 2007, $17,400 was available for future repurchases under our repurchase program. In March 2007, we declared a quarterly cash dividend of $0.15 per share of common stock payable in April 2007, and we increased the amount available for future repurchases under our repurchase program by $2,600.


NOTE 6 - STOCK PLANS

      Our stockholders approved two stock plans in December 2006; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, stock units and common stock to officers, other employees and directors subject to annual participant limits , and expires in December 2016. Awards may be subject to performance goals. The 2006 Plan replaced the 1998 Stock Option/Restricted Stock Plan (the "1998 Plan"). The 1998 Plan terminated upon approval of the 2006 Plan. The exercise price of incentive stock options granted under these plans can not be less than the fair market value of our common stock when granted and the term of incentive stock options is limited to ten years. At January 31, 2007, 2,480,000 shares were available for future grants under the 2006 Plan. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and cash or stock bonuses to be awarded to our CEO and other selected officers subject to predetermined performance goals. The Amended MIP expires in December 2011. At January 31, 2007, 750,000 shares were available for future grants under the Amended MIP.

      The 1998 Plan was amended in December 2005 to increase the number of shares available for the January 2006 stock split according to its anti-dilution provisions. The 1998 Plan provided for the issuance of 3,750,000 incentive or non-qualified stock options or shares of restricted stock to officers, other employees and directors. None of the options or shares of restricted stock awarded under the 1998 Plan are performance based.

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

      Shares of restricted stock awarded (excluding 435,000 shares awarded to executive officers in February 2006) vest annually in equal amounts over original periods of three to eight years (seven year weighted-average). Shares of restricted stock awarded to executive officers in February 2006 vest when the officer's service terminates, other than upon a non-qualifying termination, after six months after (i) the executive officer attains age 62 or (ii) after August 2026 if earlier (twelve year weighted-average).

      We awarded 19,000 restricted stock units under the 2006 Plan to non-employee directors in January 2007. The units vest in one year or earlier upon the sale of the Company or the director's death or disability, and are subject to forfeiture. Each unit represents the right to receive one share of common stock and the units earn dividend equivalents to be paid by increasing the number of units. Vested units will be converted into shares of common stock after the director's service terminates. We also issued 1,500 shares of common stock under the 2006 Plan as payment of annual director retainer fees. The price of our common stock on the date we issued these shares was $28.73.

      The Management Incentive Plan ("MIP") for our Chief Executive Officer ("CEO") was approved by stockholders in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of shares for the January 2006 stock split. We awarded 41,000 shares of restricted stock to our CEO in November 2005 as part of the fiscal 2006 bonus subject to certain performance conditions. Shares earned vest annually in equal amounts over four years. Our CEO earned 36,000 of these shares in September 2006 and forfeited 5,000 shares based on our fiscal 2006 performance. Our CEO earned 27,000 shares of restricted stock in September 2005 vesting annually in equal amounts over four years as a bonus for fiscal 2005. Our CEO earned 15,000 shares of restricted stock in fiscal 2005 vesting annually in equal amounts over five years as part of the fiscal 2004 bonus. No shares were awarded for fiscal 2007. At January 31, 2007, 119,000 shares of our CEO's restricted stock awarded under the MIP were unvested and are scheduled to vest over approximately four years.

      We established a Supplemental Retirement Benefit ("SERP") for our CEO in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of units for the January 2006 stock split, and we amended it in March 2006 to provide for dividend equivalent payments. We awarded 150,000 stock units vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires. At January 31, 2007, 94,000 units were vested. Amending the SERP in fiscal 2006 to provide for dividend equivalent payments increased the fair value of these units to $23.93 from $22.43 and increased the total cost of the units by $225.

      The restricted stock agreements (excluding the executive officers' February 2006 agreements) and the SERP provide for all unvested shares or stock units to vest immediately when certain events occur including the sale of the Company, the officer's death or disability and qualifying employment terminations. Unvested shares are also subject to forfeiture. The executive officers' February 2006 restricted stock agreements provide for (i) all shares to vest immediately upon the sale of the Company or the executive officer's death or disability (ii) a portion (based on the percentage of the vesting period elapsed) of the shares to vest immediately upon a qualifying employment termination and (iii) forfeiture of all shares upon a non-qualifying employment termination. Dividends are paid on all unvested shares of restricted stock. The restricted stock agreements and the SERP (as amended in March 2006) also allow employees to pay income taxes required to be withheld at vesting by surrendering a portion of the shares or units vested.

      Stock options, shares of restricted stock and stock units are the only incentive compensation we provide (other than a cash bonus for the CEO) and we believe these stock-based awards further align employees' and directors' objectives with those of our stockholders. We issue new shares when options are exercised or when we award shares of restricted stock, and we do not have a policy to repurchase shares in the open market when options are exercised or when we award shares of restricted stock.

      Stock option activity and related information for the six months ended January 31, 2007 are summarized below (options and intrinsic value in thousands):

      ==========================================================================
                                                    Weighted-Average
                                               ---------------------
                                               Exercise    Remaining   Intrinsic
                                      Options     Price  Term (years)     Value*
      ==========================================================================
      Outstanding - August 1, 2006      1,527    $20.71
        Granted                            --        --
        Exercised                        (172)    17.32
        Forfeited                         (47)
      ---------------------------------------
      Outstanding - January 31, 2007    1,308     21.11          2.4      $9,800
      ==========================================================================
      Exercisable - January 31, 2007      566    $19.00          1.7      $5,400
      ==========================================================================
      * number of options multiplied by the difference between the $28.60 closing price of our common stock on January 31, 2007 and the weighted-average exercise price

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

      ==========================================================================
      Six Months Ended January 31,                            2007          2006
      ==========================================================================
      Number of options exercised                              172           247
      Total intrinsic value *                               $1,850        $3,100
      Intrinsic value per option                             10.77         12.57
      Excess tax benefits realized                             499           980
      ==========================================================================
      * options exercised multiplied by the difference between the closing prices of our common stock on the exercise dates and the exercise prices

      Restricted stock activity under the 1998 Plan and the MIP, and related information for the six months ended January 31, 2007, are summarized below (shares in thousands):

      ==========================================================================
                                                                Weighted-Average
                                                Shares     Grant-Date Fair Value
      ==========================================================================
      Unvested - August 1, 2006                  1,081                    $24.66
        Granted                                     --                        --
        Vested                                     (19)                    26.02
        Forfeited                                   (9)
      ------------------------------------------------
      Unvested - January 31, 2007                1,053                     24.61
      ==========================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

      ==========================================================================
      Six Months Ended January 31,                            2007          2006
      ==========================================================================
      Number of shares vested                                   19             3
      Total intrinsic value *                               $  517        $   77
      Intrinsic value per share                              27.21         25.63
      Excess tax benefits realized                              12             1
      ==========================================================================
      * shares vested multiplied by the closing prices of our common stock on the dates vested

      Future compensation expense (before deferral under SFAS No. 91) for stock-based awards unvested at January 31, 2007 and expected to vest, and the weighted-average periods the expense will be recognized over are as follows:

      ==========================================================================
                                             Expense      Weighted-Average Years
      ==========================================================================
      Restricted stock                       $17,800                         6.3
      Stock options                            1,400                         2.2
      Stock units                              1,700                         2.5
      ----------------------------------------------
                Total                        $20,900                         5.8
      ==========================================================================

      Total compensation recorded, compensation capitalized (deferred recognizing) under SFAS No. 91, compensation included in salaries and other expenses and tax benefits recorded for stock-based awards follow:

      ===================================================================================
                                                 Three Months Ended      Six Months Ended
                                                        January 31,           January 31,
                                                 ----------------------------------------
                                                     2007      2006        2007      2006
      ===================================================================================
      Compensation for stock options:
      -------------------------------
      Total recorded                               $  285    $  485      $  574    $  980
      Capitalized under SFAS No. 91                   174       286         351       576
      -----------------------------------------------------------------------------------
        Included in salaries and other expenses    $  111    $  199      $  223    $  404
      ===================================================================================
      Tax benefits recorded                        $   16    $   27      $   32    $   57
      ===================================================================================
      Compensation for shares of restricted
      stock and stock units:
      -------------------------------------
      Total recorded                               $1,334    $  794      $2,708    $1,667
      Capitalized under SFAS No. 91                   535       344       1,093       724
      -----------------------------------------------------------------------------------
        Included in salaries and other expenses    $  799    $  450      $1,615    $  943
      ===================================================================================
      Tax benefits recorded                        $  304    $  170      $  616    $  360
      ===================================================================================
      Total stock-based compensation:
      -------------------------------
      Total recorded                               $1,619    $1,279      $3,282    $2,647
      Capitalized under SFAS No. 91                   709       630       1,444     1,300
      -----------------------------------------------------------------------------------
        Included in salaries and other expenses    $  910    $  649      $1,838    $1,347
      ===================================================================================
      Tax benefits recorded                        $  320    $  197      $  648    $  417
      ===================================================================================


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ==========================================================================
                                         Three Months Ended     Six Months Ended
                                                January 31,          January 31,
                                         ---------------------------------------
                                             2007      2006       2007      2006
      ==========================================================================
      Net income                          $12,395   $10,728    $24,625   $20,973
      ==========================================================================
      Weighted average common shares
        outstanding (used for basic EPS) 26,289 25,799 26,242 25,760 Effect of dilutive securities:
        Stock options                         292       391        289       347
        Shares of restricted stock and
          stock units                         321       254        297       225
      --------------------------------------------------------------------------
      Adjusted weighted average common
        shares outstanding (used for
        diluted EPS)                       26,902    26,444     26,828    26,332
      ==========================================================================
      Earnings per common share:
         Diluted                          $  0.46   $  0.41    $  0.92   $  0.80
         Basic                               0.47      0.42       0.94      0.81
      ==========================================================================
      Antidilutive stock options,
        shares of restricted stock and
        stock units *                         144        --        147       338
      ==========================================================================
      * excluded from the calculation because they would have increased diluted EPS

      The convertible debentures will lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. In fiscal periods when the average price of our common stock exceeds the adjusted conversion price, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,134,000 (referred to as the treasury stock method). The average price of our common stock was $28.21 and $27.71 for the three and six months ended January 31, 2007, respectively, and the adjusted conversion price was $28.53 at January 31, 2007.


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

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.0 million, have terms generally ranging between two and five years and provide for monthly payments. The average transaction size is approximately $200,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity (money currently available for us to borrow) is important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 75% of our finance receivables were funded with debt at January 31, 2007.

      We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread")
(ii) maintaining the asset quality of our receivables and (iii) managing our interest rate risk. At January 31, 2007, interest rates on our finance receivables were 93% fixed and 7% floating, and interest rates on our debt were 43% fixed and 57% floating. Therefore, changes in market interest rates affect our profitability significantly. The asset quality of our finance receivables can also affect our profitability significantly. Asset quality can affect finance income, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring write-downs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

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

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.1 million (1.18% of finance receivables) at January 31, 2007 including $0.2 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in the remainder of finance receivables (the "general allowance"). We evaluate the fair value of an impaired receivable and compare it to the carrying amount. The carrying amount is the amount the receivable is recorded at when we evaluate the receivable and may include a prior write-down or specific allowance. If our estimate of fair value is lower than the carrying amount, we record a write-down or establish a specific allowance based on (i) how we determined fair value (ii) how certain we are of our estimate and (iii) the level and type of factors and items other than the primary collateral, such as guarantees and secondary collateral, supporting our fair value estimate.

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

Non-performing assets

      We record impaired finance receivables at their current estimated fair value (if less than their carrying amount). We record assets received to satisfy receivables at their current estimated fair value less selling costs (if less than their carrying amount). We estimate fair value of non-performing assets by evaluating the expected cash flows of impaired receivables and the market value and condition of the collateral or assets. We evaluate market value by analyzing recent sales of similar equipment and used equipment publications, using our market knowledge and making inquiries of equipment vendors. Unexpected adverse changes in or incorrect conclusions on expected cash flows, market value or the condition of collateral or assets, or time needed to sell the equipment would require us to record a write-down. This would lower net income. Impaired finance receivables and assets received to satisfy receivables (repossessed equipment) totaled $15.5 million (0.8% of finance receivables) at January 31, 2007.

Residual values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $41.3 million (2.0% of finance receivables) at January 31, 2007. Historically, we have realized the recorded residual value on disposition.

Stock-based compensation

      We record compensation expense for stock options under SFAS No. 123R using the Black-Scholes option pricing model. This model requires us to estimate the expected volatility of the price of our common stock, the expected life of options and the expected dividend rate. SFAS No. 123R also requires us to estimate forfeitures of stock awards. Estimating volatility, expected life, dividend rate and forfeitures requires significant judgment and an analysis of historical data. If actual results differ from our estimates significantly, compensation expense for options and shares of restricted stock and our results of operations could be impacted materially.

RESULTS OF OPERATIONS

      Comparison of three months ended January 31, 2007 to three months ended January 31, 2006

      =========================================================================
                                       Three Months Ended
                                              January 31,
      ($ in millions, except per       ------------------
      share amounts)                      2007       2006   $ Change   % Change
      =========================================================================
      Finance income                     $47.4      $39.4      $ 8.0         20%
      Interest expense                    21.1       16.0        5.1         31
      Net finance income before
         provision for credit losses      26.3       23.4        2.9         12
      Provision for credit losses           --         --         --         --
      Salaries and other expenses          6.1        5.8        0.3          7
      Provision for income taxes           7.8        6.9        0.9         13
      Net income                          12.4       10.7        1.7         16

      Diluted earnings per share          0.46       0.41       0.05         12
      Basic earnings per share            0.47       0.42       0.05         12
      =========================================================================

      Net income increased by 16% to $12.4 million in the second quarter of fiscal 2007 from $10.7 million in the second quarter of fiscal 2006. The increase resulted from receivables growth and the higher net yield on finance receivables, partially offset by the effects of higher short-term market interest rates and higher salary expense.

      Finance income increased by 20% to $47.4 million in the second quarter of fiscal 2007 from $39.4 million in the second quarter of fiscal 2006. The increase resulted from the 15% increase in average finance receivables ($268.0 million) to $2.05 billion in the second quarter of fiscal 2007 from $1.78 billion in the second quarter of fiscal 2006 and, to a lesser extent, the higher net yield on finance receivables. Higher market interest rates raised the net yield on finance receivables to 9.17% in the second quarter of fiscal 2007 from 8.78% in the second quarter of fiscal 2006.

      Interest expense (incurred on debt used to fund finance receivables) increased by 31% to $21.1 million in the second quarter of fiscal 2007 from $16.0 million in the second quarter of fiscal 2006. The increase resulted from higher average short-term market interest rates and the 15% ($209.0 million) increase in average debt. Increases in short-term market interest rates raised our weighted-average cost of debt to 5.36% in the second quarter of fiscal 2007 from 4.72% in the second quarter of fiscal 2006.

      Net finance income before provision for credit losses on finance receivables increased by 12% to $26.3 million in the second quarter of fiscal 2007 from $23.4 million in the second quarter of fiscal 2006. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) decreased to 5.09% in the second quarter of fiscal 2007 from 5.21% in the second quarter of fiscal 2006 because the yield curve was inverted. This is discussed in the Market Interest Rate Risk and Sensitivity section.

      We did not record provisions for credit losses on finance receivables in the second quarter of fiscal 2007 and 2006. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. We did not need to increase the allowance because of continued low amounts of quarterly net charge-offs and continued strong asset quality, and we did not need to reduce it because of receivables growth. In the second quarter of fiscal 2007, there was a $101,000 net recovery (recoveries exceeded write-downs of finance receivables) compared to $72,000 of net charge-offs (write-downs of finance receivables less recoveries) in the second quarter of fiscal 2006, and the loss ratio (net charge-offs (recoveries) expressed as an annualized percentage of average finance receivables) was (0.02)% in the second quarter of fiscal 2007 and 0.02% in the second quarter of 2006.

      Salaries and other expenses increased by 7% to $6.1 million in the second quarter of fiscal 2007 from $5.8 million in the second quarter of fiscal 2006. The increase resulted from salary increases and an increase in the number of employees. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) improved to 1.19% in the second quarter of fiscal 2007 from 1.28% in the second quarter of fiscal 2006 because the percentage increase in receivables exceeded the percentage increase in expenses. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 23.3% in the second quarter of fiscal 2007 from 24.6% in the second quarter of fiscal 2006 because the percentage increase in net finance income before provision for credit losses exceeded the percentage increase in expenses.

      The provision for income taxes increased to $7.8 million in the second quarter of fiscal 2007 from $6.9 million in the second quarter of fiscal 2006. The increase resulted from the increase in income before income taxes, partially offset by the decrease in our effective tax rate to 38.5% in the second quarter of fiscal 2007 from 39.2% in the second quarter of fiscal 2006. Our effective tax rate decreased because of the new Texas income tax law enacted in our fourth quarter of fiscal 2006 and effective for fiscal 2007, and the overall decrease in our state effective income tax rate.

      Diluted earnings per share increased by 12% to $0.46 per share in the second quarter of fiscal 2007 from $0.41 per share in the second quarter of fiscal 2006, and basic earnings per share increased by 12% to $0.47 per share in the second quarter of fiscal 2007 from $0.42 per share in the second quarter of fiscal 2006. The percentage increases in diluted and basic earnings per share were lower than the percentage increase in net income because of stock option exercises.

Comparison of six months ended January 31, 2007 to six months ended January 31, 2006

      =========================================================================
                                         Six Months Ended
                                              January 31,
      ($ in millions, except per         ----------------
      share amounts)                      2007       2006   $ Change   % Change
      =========================================================================
      Finance income                     $94.3      $76.0      $18.3         24%
      Interest expense                    42.0       30.3       11.7         39
      Net finance income before
         provision for credit losses      52.3       45.7        6.6         15
      Provision for credit losses           --         --         --         --
      Salaries and other expenses         12.2       11.3        0.9          9
      Provision for income taxes          15.5       13.4        2.1         15
      Net income                          24.6       21.0        3.6         17

      Diluted earnings per share          0.92       0.80       0.12         15
      Basic earnings per share            0.94       0.81       0.13         16
      =========================================================================

      Net income increased by 17% to $24.6 million in the first half of fiscal 2007 from $21.0 million in the first half of fiscal 2006. The increase resulted from receivables growth and the higher net yield on finance receivables, partially offset by the effects of higher short-term market interest rates and higher salary expense.

      Finance income increased by 24% to $94.3 million in the first half of fiscal 2007 from $76.0 million in the first half of fiscal 2006. The increase resulted from the 17% increase in average finance receivables ($292.0 million) to $2.04 billion in the first half of fiscal 2007 from $1.74 billion in the first half of fiscal 2006 and, to a lesser extent, the higher net yield on finance receivables. Higher market interest rates raised the net yield on finance receivables to 9.19% in the first half of fiscal 2007 from 8.65% in the first half of fiscal 2006.

      Interest expense increased by 39% to $42.0 million in the first half of fiscal 2007 from $30.3 million in the first half of fiscal 2006. The increase resulted from higher average short-term market interest rates and the 18% ($232.0 million) increase in average debt. Increases in short-term market interest rates raised our weighted-average cost of debt to 5.37% in the first half of fiscal 2007 from 4.56% in the first half of fiscal 2006.

      Net finance income before provision for credit losses on finance receivables increased by 15% to $52.3 million in the first half of fiscal 2007 from $45.7 million in the first half of fiscal 2006. Net interest margin decreased to 5.10% in the first half of fiscal 2007 from 5.20% in the first half of fiscal 2006 because the yield curve was inverted.

      We did not record provisions for credit losses on finance receivables in the first half of fiscal 2007 and 2006. We did not need to increase the allowance because of continued low amounts of quarterly net charge-offs and continued strong asset quality, and we did not need to reduce it because of receivables growth. In the first half of fiscal 2007, there was a $48,000 net recovery compared to $109,000 of net charge-offs in the first half of fiscal 2006, and the loss ratio was (0.01)% in the first half of fiscal 2007 and 0.01% in the first half of 2006.

      Salaries and other expenses increased by 9% to $12.2 million in the first half of fiscal 2007 from $11.3 million in the first half of fiscal 2006. The increase resulted from salary increases and an increase in the number of employees. The expense ratio improved to 1.19% in the first half of fiscal 2007 from 1.28% in the first half of fiscal 2006 because the percentage increase in receivables exceeded the percentage increase in expenses. The efficiency ratio improved to 23.4% in the first half of fiscal 2007 from 24.6% in the first half of fiscal 2006 because the percentage increase in net finance income before provision for credit losses exceeded the percentage increase in expenses.

      The provision for income taxes increased to $15.5 million in the first half of fiscal 2007 from $13.4 million in the first half of fiscal 2006. The increase resulted from the increase in income before income taxes, partially offset by the decrease in our effective tax rate to 38.6% in the first half of fiscal 2007 from 39.1% in the first half of fiscal 2006. Our effective tax rate decreased because of the new Texas income tax law enacted in our fourth quarter of fiscal 2006 and effective for fiscal 2007, and the overall decrease in our state effective income tax rate.

      Diluted earnings per share increased by 15% to $0.92 per share in the first half of fiscal 2007 from $0.80 per share in the first half of fiscal 2006, and basic earnings per share increased by 16% to $0.94 per share in the first half of fiscal 2007 from $0.81 per share in the first half of fiscal 2006. The percentage increases in diluted and basic earnings per share were lower than the percentage increase in net income because of stock option exercises.


FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future net charge-offs and non-performing assets.

      ===============================================================================
                                      January 31,    July 31,
      ($ in millions)                       2007*       2006*    $ Change    % Change
      ===============================================================================
      Finance receivables                $2,050.9    $1,991.7      $ 59.2           3%
      Allowance for credit losses            24.1        24.1          --          --
      Non-performing assets                  15.5        14.6         0.9           6
      Delinquent finance receivables          8.3         8.6        (0.3)         (4)
      Net charge-offs (recoveries)
        (below $50,000)                        --          --          --          --

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses            1.18%       1.21%
      Non-performing assets                  0.76        0.73
      Delinquent finance receivables         0.40        0.43
      Net charge-offs (recoveries)             --          --
      ===============================================================================

      *  as of and for the six months ended

      Finance receivables grew 3% ($59 million) during the first half of fiscal 2007 to $2.05 billion at January 31, 2007 from $1.99 billion at July 31, 2006. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 90% ($1.85 billion) of finance receivables and leases were 10% ($203 million) at January 31, 2007.

      Finance receivables originated in the second quarter of fiscal 2007 and 2006 were $284 million and $325 million, respectively, and finance receivables originated in the first half of fiscal 2007 and 2006 were $604 million and $648 million, respectively. Originations decreased because the strong demand for equipment financing eased due to general economic conditions and reduced demand for transportation equipment financing. A government mandated engine change effective in 2007 may have prompted truck buyers to accelerate purchases in prior fiscal quarters. Finance receivables collected in the second quarter of fiscal 2007 and 2006 were $275 million and $253 million, respectively, and finance receivables collected in the first half of fiscal 2007 and 2006 were $538 million and $496 million, respectively. Collections increased because of higher average receivables.

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

      Our underwriting policies limit our credit exposure with any single customer. This limit was $38.0 million at January 31, 2007. Our ten largest customers accounted for 6.0% ($124.0 million) of total finance receivables at January 31, 2007.

      Our allowance for credit losses was $24.1 million at January 31, 2007 and July 31, 2006. The allowance level declined to 1.18% of finance receivables at January 31, 2007 from 1.21% at July 31, 2006 because of continued low net charge-offs, favorable asset quality and receivables growth. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables at the end of each quarter adjusted for expected recoveries and any differences between current and historical loss trends and other factors.

      In the first six months of fiscal 2007, there was a $48,000 net recovery (recoveries exceeded write-downs of finance receivables) compared to $16,000 of net charge-offs (write-downs less recoveries) in the last six months of fiscal 2006 (the prior six month period). There was a $101,000 net recovery in the second quarter of fiscal 2007 compared to $53,000 of net charge-offs in the first quarter of fiscal 2007 with loss ratios of (0.01)% and 0.01%, respectively. Net charge-offs remained low because of low non-performing assets.

      The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
                                         January 31,    July 31,    January 31,
                                                2007        2006           2006
      =========================================================================
      Non-accrual finance receivables *        $13.5       $13.8          $11.6
      Repossessed equipment                      2.0         0.8            0.7
      -------------------------------------------------------------------------
         Total non-performing assets           $15.5       $14.6          $12.3
      =========================================================================
      Delinquent finance receivables           $ 8.3       $ 8.6          $ 9.1
      =========================================================================
      Percentage of non-accrual
         receivables not delinquent               62%         54%            60%
      =========================================================================
      * before specifically allocated allowance of $0.2 million at January 31, 2007, $0.3 million at July 31, 2006 and $0.4 million at January 31, 2006

      Our asset quality statistics stayed at favorable levels during the quarter. Net charge-offs, non-accrual receivables, repossessed equipment and delinquencies were far below expected levels. Therefore, we do not expect further improvement in these measures and moderate increases would not necessarily indicate the start of a negative trend. The increase in repossessed equipment is an example of such a moderate increase. Also, because our asset quality statistics are far below expected levels, they could worsen significantly if receivables from our larger customers become delinquent, impaired or repossessed even though the overall trend may remain positive.


LIQUIDITY AND CAPITAL RESOURCES

      We describe our need for raising capital (debt and equity), our need for having a substantial amount of liquidity (money currently available for us to borrow), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity, credit ratings and debt diversification. Our leverage is low for a finance company, we have been successful in issuing debt, we have ample liquidity available and our debt is diversified with maturities staggered over five years.

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

      Our term notes are rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and our commercial paper is rated 'F2' by Fitch. As a condition of our 'F2' credit rating, commercial paper outstanding is limited to the unused amount of our bank credit facilities. Fitch affirmed its investment grade ratings on our debt in January 2007 maintaining its stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

      We had $170.3 million available to borrow under our bank credit facilities (after subtracting commercial paper outstanding) at January 31, 2007. Our asset securitization facility could be increased by $341.0 million and we believe we can issue more term notes. We believe, but cannot assure, sufficient capital is available to us to sustain our future operations and growth.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants at January 31, 2007. None of the agreements have a material adverse change clause.

      Debt increased by 1% ($22.7 million) to $1.55 billion at January 31, 2007 from $1.53 billion at July 31, 2006 and stockholders' equity increased by 6% ($25.0 million) to $415.4 million at January 31, 2007 from $390.4 million at July 31, 2006. Leverage remained low at 3.7 allowing for substantial asset growth. Historically, our leverage has not exceeded 5.5 which is also considered low for a finance company.

      Debt comprised the following ($ in millions):

      ===================================================================================
                                                 January 31, 2007           July 31, 2006
                                               ------------------      ------------------
                                                 Amount   Percent        Amount   Percent
      ===================================================================================
      Term notes                               $  629.5        41%     $  664.5        43%
      Asset securitization financings             425.0        27         425.0        28
      Commercial paper                            297.2        19         118.9         8
      Convertible debentures                      175.0        11         175.0        11
      Borrowings under bank credit facilities      27.5         2         149.7        10
      -----------------------------------------------------------------------------------
              Total principal                   1,554.2       100%      1,533.1       100%
      Fair value adjustment of hedged debt         (3.8)                   (5.4)
      -----------------------------------------------------------------------------------
                Total debt                     $1,550.4                $1,527.7
      ===================================================================================

Term Notes

      We repaid $25.0 million of 5.92% fixed rate term notes at maturity and we converted a $10.0 million floating rate term note from a bank due in fiscal 2008 to a $15.0 million three-year committed unsecured revolving credit facility in the first half of fiscal 2007.

Asset Securitization Financings

      We have a $425.0 million asset securitization facility. We established the facility in July 2001. The facility was renewed a fifth time in April 2006 and expires in April 2007 subject to further renewal. The facility limits borrowings to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. On expiration and nonrenewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly and would be fully repaid by August 2009 based on the contractual payments of the $475.0 million of securitized receivables at January 31, 2007.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($816.0 million at January 31, 2007). Therefore, we could securitize an additional $341.0 million of finance receivables at January 31, 2007. Borrowings are limited to 94% of securitized receivables and can be further limited based on the eligibility of securitized receivables.

Convertible Debentures

      The convertible debentures were convertible into 6.1 million shares (as adjusted) of common stock at the adjusted conversion price of $28.53 per share resulting in an adjusted conversion rate of 35.05 shares for each $1,000 of principal until we irrevocably elected in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. As a result, the 6.1 million convertible shares are no longer issuable upon conversion, but we would need to issue shares of common stock to pay any value over principal. The value of the convertible debentures equals the number of convertible shares multiplied by the market value of our common stock. No event allowing for the debentures to be converted has occurred through January 31, 2007.

Bank Credit Facilities

      We have $495.0 million of committed unsecured revolving credit facilities from ten banks (a $25.0 million increase from July 31, 2006). This includes $307.5 million of facilities with original terms ranging from two to five years and $187.5 million of facilities with an original term of one year. Borrowings under these facilities can mature between 1 and 270 days. We can borrow the full amount under each facility. These facilities may be renewed or extended before they expire.

Commercial Paper

      We issue commercial paper direct and through a $500.0 million program with maturities between 1 and 270 days. We increased the size of our commercial paper program in the second quarter of fiscal 2007 from $350.0 million. The combined amount of commercial paper and bank borrowings ($324.7 million January 31, 2007) was limited to $495.0 million because commercial paper outstanding is limited to the unused amount of our bank credit facilities. Commercial paper outstanding increased during the first half of fiscal 2007 because we added a commercial paper dealer.

Stockholders' Equity

      We paid $6.8 million of cash dividends, we received $3.5 million from stock option exercises and tax benefits from stock-based awards and we repurchased 5,000 shares of common stock for $134,000 in the first half of fiscal 2007. At January 31, 2007, $17.4 million was available for future repurchases under our repurchase program.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (the net yield of finance receivables less the weighted-average cost of debt) is an integral part of a finance company's profitability and is calculated below:

      ===========================================================================
                                         Three Months Ended      Six Months Ended
                                                January 31,           January 31,
                                         ----------------------------------------
                                           2007        2006      2007        2006
      ===========================================================================
      Net yield of finance receivables     9.17%       8.78%     9.19%       8.65%
      Weighted-average cost of debt        5.36        4.72      5.37        4.56
      ---------------------------------------------------------------------------
            Net interest spread            3.81%       4.06%     3.82%       4.09%
      ===========================================================================

      Our net interest spread was 0.25% (25 basis points) lower in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, and was 0.27% (27 basis points) lower in the first half of fiscal 2007 compared to the first half of fiscal 2006 because the effects of higher average short-term market interest rates exceeded the increase in the net yield of finance receivables. This is an expected result of an inverted yield curve as discussed below.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread (this occurred during our prior two fiscal years) and decreases in short-term rates increase our net interest spread because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 57% of our debt is floating rate compared to floating rate finance receivables of only 7%. Our net interest spread is also affected when the differences between short-term and long-term rates change. Long-term rates normally exceed short-term rates. When this excess narrows (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. We can mitigate the effects of an inverted yield curve by issuing long-term fixed rate debt.

      Short-term market interest rates changed little during the first half of fiscal 2007 after rising substantially and consistently over the prior two years. As a result, our weighted-average cost of debt decreased by 0.01% (1 basis point) in the second quarter of fiscal 2007 compared to quarterly increases of 0.25% (25 basis points) during the prior two fiscal years. Our weighted-average cost of debt only increased by 0.10% (10 basis points) during the first half of fiscal 2007.

      Our income is subject to the risk of rising short-term market interest rates and an inverted yield curve at January 31, 2007 because floating rate debt exceeded floating rate receivables by $739.8 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are collected monthly over short terms of two to five years and have been accelerated by prepayments. At January 31, 2007, $683.0 million (36%) of fixed rate finance receivables are scheduled to be collected in one year and the weighted-average remaining life of fixed rate finance receivables excluding prepayments is approximately twenty months. We do not match the maturities of our debt to our finance receivables. The fixed and floating rate amounts and percentages of our finance receivables and capital at January 31, 2007 follow ($ in millions):

      =================================================================================
                                          Fixed Rate         Floating Rate
                                  ------------------      ----------------
                                    Amount   Percent      Amount   Percent        Total
      =================================================================================
      Finance receivables         $1,897.8        93%     $153.1         7%    $2,050.9
      =================================================================================

      Debt (principal)            $  661.3        43%     $892.9        57%    $1,554.2
      Stockholders' equity           415.4       100          --        --        415.4
      ---------------------------------------------------------------------------------
        Total debt and equity     $1,076.7        55%     $892.9        45%    $1,969.6
      =================================================================================

      Floating rate debt comprises asset securitization financings, commercial paper, floating rate swaps of fixed rate notes and bank borrowings, and reprices (interest rate changes based on current short-term market interest rates) at January 31, 2007 as follows: $671.2 million (75%) within one month, $187.4 million (21%) in two to three months and $34.3 million (4%) in four to six months. Most of the floating rate swaps of fixed rate notes last repriced in October 2006. The repricing frequency of floating rate debt follows (in millions):

      =========================================================================
                                       Balance   Repricing Frequency
      =========================================================================
      Asset securitization financings   $425.0   generally daily
      Commercial paper                   297.2   1 to 90 days (20 day average)
      Floating rate swaps of fixed
        rate notes                       143.3   semiannually (120 day average)
      Bank borrowings                     27.5   generally daily
      =========================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce quarterly net income by approximately $0.5 million at January 31, 2007 based on scheduled repricings of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $1.0 million excluding the expected increase in the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt has been historically lower than fixed rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from these amounts. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to potential adverse changes in market interest rates by using certain derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives.

      We entered into interest rate locks with a total notional amount of $100.0 million with three counterparty banks in September 2006 to lock-in the interest rate on our anticipated issuance of $100.0 million of five-year fixed rate term notes. The rate locks had a March 2007 expiration. We designated the rate locks as cash flow hedges of an anticipated issuance of five-year fixed rate term notes hedging the risk of interest rate changes, on the interest payments of the notes, through the date the interest rate is set on the note issuance. We terminated the rate locks in January 2007 and realized a $1.0 million gain. This cash flow hedge gain was recorded in stockholders' equity as accumulated other comprehensive income net of deferred income tax of $0.4 million, and will be reclassified into net income by reducing interest expense and deferred income taxes over the five-year term of the notes expected to be issued in our third quarter of fiscal 2007.

      We also have fixed to floating interest rate swaps with a total notional amount of $143.3 million at January 31, 2007 and July 31, 2006. The swaps effectively converted fixed rate term notes into floating rate term notes. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. The swaps' floating rates change every six months to a fixed amount over six-month LIBOR (5.40% at January 31, 2007). The swaps increased interest expense by $0.8 million in the second quarter of fiscal 2007 and by $1.5 million in the first half of fiscal 2007. The weighted-average pay rate of 6.93% at January 31, 2007 exceeded the 4.88% weighted-average receive rate 205 basis points (2.05%). The weighted-average remaining term of the swaps at January 31, 2007 is 1.5 years.


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

      The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" in February 2007. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. SFAS No. 159 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for us on August 1, 2008. We are evaluating how it may affect our consolidated financial statements.


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

      See the Market Interest Rate Risk and Sensitivity Section in Part I,
Item 2.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the second quarter of fiscal 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.


PART II - OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES
                     For the Quarter Ended January 31, 2007

      =========================================================================================
      Month          (a) Total   (b) Average   (c) Total Number of           (d) Maximum Number
                        Number    Price Paid      Shares Purchased       (or Approximate Dollar
                     of Shares     per Share   as Part of Publicly    Value) of Shares that May
                     Purchased                  Announced Plans or       Yet Be Purchased Under
                                                          Programs        the Plans or Programs
      =========================================================================================
      November 2006      2,364        $27.03                 2,364                  $17,403,000
      =========================================================================================

      We did not sell any unregistered shares of common stock during the second quarter of fiscal 2007. We received 2,364 shares of common stock from our CEO in November 2006 as payment of income taxes we were required to withhold on vested shares of restricted stock. We established our common stock repurchase program in August 1996 and expanded it in August 1998 to include repurchases of convertible debt. A total of $40.7 million was authorized for repurchases of common stock and convertible debt and we repurchased $16.1 million of common stock and $7.2 million of convertible debt through January 31, 2007.


Item 4. Submission of Matters To a Vote of Security Holders

      Our stockholders voted on the following at our December 6, 2006 Annual Meeting of Stockholders:

      The following nominees were elected to the Board of Directors:

      ==========================================================================
                                                                 Number of Votes
                                                     ---------------------------
      Nominee                                               For         Withheld
      ==========================================================================
      Lawrence B. Fisher                             24,268,095        1,816,038
      Michael C. Palitz                              16,621,410        9,462,723
      Paul R. Sinsheimer                             25,393,312          690,821
      Leopold Swergold                               25,691,728          392,405
      H. E. Timanus, Jr.                             25,673,326          410,807
      Michael J. Zimmerman                           25,673,326          410,807
      ==========================================================================

      The appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending July 31, 2007 was ratified by a vote of 26,037,569 shares for, 37,598 shares against and 8,966 shares abstained. The Amended and Restated 2001 Management Incentive Plan was approved by a vote of 23,909,771 shares for, 782,046 shares against and 36,682 shares abstained. The 2006 Stock Incentive Plan was approved by a vote of 15,155,389 shares for, 9,534,414 shares against and 38,696 shares abstained.


Item 5. Other Information

      We issued a press release on March 5, 2007 reporting our results for the quarter ended January 31, 2007. The press release is attached as Exhibit 99.1.
Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      We issued a press release on March 5, 2007 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock and increased the amount available under our common stock and convertible debt repurchase program to $20.0 million from $17.4 million. The press release is attached as Exhibit 99.2. The dividend is payable on April 10, 2007 to stockholders of record at the close of business on March 22, 2007. The dividend rate is the same as the previous quarter.

     We amended and restated our bylaws on March 5, 2007 to provide us with the authority to issue book entry or uncertificated shares in lieu of share certificates for all classes or series of stock and to provide for the transfer of these shares. Our Amended and Restated By-laws is attached as Exhibit 3.3.


Item 6. Exhibits

Exhibit No.    Description of Exhibit
--------------------------------------------------------------------------------
 3.1   (a)     Articles of Incorporation
 3.2   (b)     Certificate of Amendment of Articles of Incorporation dated
               December 9, 1998
 3.3           Amended and Restated By-laws dated March 5, 2007
10.19  (c)     Amended and Restated 2001 Management Incentive Plan
10.20  (c)     2006 Stock Incentive Plan
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1           Section 1350 Certification of Chief Executive Officer
32.2           Section 1350 Certification of Chief Financial Officer
99.1           Press release dated March 5, 2007
99.2           Press release dated March 5, 2007


Previously filed with the Securities and Exchange Commission as an exhibit to our:
------------------------------------------------------------------------------
(a) Registration Statement on Form S-1 (Registration No. 33-46662) filed May 28, 1992
(b)   Form 10-Q for the quarter ended January 31, 1999
(c)   Form 8-K dated December 6, 2006

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


                                         FINANCIAL FEDERAL CORPORATION
                                         -----------------------------
                                         (Registrant)


                                         By:  /s/ Steven F. Groth
                                              -------------------------------
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


                                         By:  /s/ David H. Hamm
                                              -------------------------------
                                              Vice President and Controller
                                              (Principal Accounting Officer)


March 8, 2007
-------------
(Date)