Form 10-Q
period 2007-04-30
FINANCIAL FEDERAL CORP
filed 2007-06-07
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2007

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

The number of shares outstanding of the registrant's common stock on June 1, 2007 was 25,780,060.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                      for the quarter ended April 30, 2007

                                TABLE OF CONTENTS

Part I - Financial Information                                          Page No.
----------------------------------------------------------------------- --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets at April 30, 2007 (unaudited)
            and July 31, 2006 (audited)                                     3

         Consolidated Income Statements for the three and nine months
            ended April 30, 2007 and 2006 (unaudited)                       4

         Consolidated Statements of Changes in Stockholders' Equity for
            the nine months ended April 30, 2007 and 2006 (unaudited)       5

         Consolidated Statements of Cash Flows for the nine months ended
            April 30, 2007 and 2006 (unaudited)                             6

         Notes to Consolidated Financial Statements (unaudited)             7-14

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      15-25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        25

Item 4.  Controls and Procedures                                           25


Part II - Other Information
-----------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       25-26

Item 5.  Other Information                                                 26

Item 6.  Exhibits                                                          26

Signatures                                                                 27

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


============================================================================================
                                                           April 30, 2007*     July 31, 2006
============================================================================================
ASSETS
Finance receivables                                             $2,097,937        $1,991,688
Allowance for credit losses                                        (24,115)          (24,100)
--------------------------------------------------------------------------------------------
   Finance receivables - net                                     2,073,822         1,967,588
Cash                                                                12,724             8,143
Other assets                                                         9,617            12,613
--------------------------------------------------------------------------------------------
      TOTAL ASSETS                                              $2,096,163        $1,988,344
============================================================================================
LIABILITIES
Debt:
  Long-term ($4,400 at April 30, 2007 and $5,700
   at July 31, 2006 owed to related parties)                    $1,356,200        $1,252,350
  Short-term                                                       276,500           275,311
Accrued interest, taxes and other liabilities                       80,526            70,304
--------------------------------------------------------------------------------------------
  Total liabilities                                              1,713,226         1,597,965
--------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                 --                --
Common stock - $.50 par value, authorized 100,000 shares,
  shares issued and outstanding (net of 1,696 treasury
  shares):  25,932 at April 30, 2007 and 27,216 at
  July 31, 2006                                                     12,966            13,608
Additional paid-in capital                                         125,685           123,091
Retained earnings                                                  243,164           253,128
Accumulated other comprehensive income                               1,122               552
--------------------------------------------------------------------------------------------
  Total stockholders' equity                                       382,937           390,379
--------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $2,096,163        $1,988,344
============================================================================================

      *  Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

============================================================================================
                                                   Three Months Ended      Nine Months Ended
                                                            April 30,              April 30,
                                                   -----------------------------------------
                                                       2007      2006        2007       2006
============================================================================================
Finance income                                      $47,490   $41,429    $141,803   $117,420
Interest expense                                     20,541    17,172      62,506     47,463
--------------------------------------------------------------------------------------------

   Net finance income before provision for credit
    losses on finance receivables                    26,949    24,257      79,297     69,957

Provision for credit losses on finance receivables       --        --          --         --
--------------------------------------------------------------------------------------------

   Net finance income                                26,949    24,257      79,297     69,957

Salaries and other expenses                           6,243     5,957      18,494     17,216
--------------------------------------------------------------------------------------------

   Income before provision for income taxes          20,706    18,300      60,803     52,741

Provision for income taxes                            7,996     7,148      23,468     20,616
--------------------------------------------------------------------------------------------

     NET INCOME                                     $12,710   $11,152    $ 37,335   $ 32,125
============================================================================================

EARNINGS PER COMMON SHARE:
     Diluted                                        $  0.48   $  0.42    $   1.40   $   1.22
============================================================================================
     Basic                                          $  0.49   $  0.43    $   1.43   $   1.24
============================================================================================

      *  Unaudited

      See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings          Income       Total
=======================================================================================================
BALANCE - JULY 31, 2005          26,231    $13,116     $109,226    $219,772          $   --    $342,114
  Net income                         --         --           --      32,125              --      32,125
  Unrealized gain on cash flow
   hedge, net of tax                 --         --           --          --             583         583
  Reclassification adjustment
   for realized gain included
   in net income, net of tax         --         --           --          --             (10)        (10)
                                                                                               --------
  Comprehensive income                                                                           32,698
                                                                                               --------
  Common stock repurchased
   (retired)                        (25)       (13)        (475)       (246)             --        (734)
  Stock plan activity:
   Shares issued                    929        465        4,907         (52)             --       5,320
   Compensation recognized           --         --        4,285          --              --       4,285
   Excess tax benefits               --         --        1,582          --              --       1,582
  Common stock cash dividends        --         --           --      (7,129)             --      (7,129)
  Cash paid for fractional
   shares                            (4)        (2)          --        (107)             --        (109)
-------------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 2006         27,131    $13,566     $119,525    $244,363          $  573    $378,027
=======================================================================================================

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings          Income       Total
=======================================================================================================
BALANCE - JULY 31, 2006          27,216    $13,608     $123,091    $253,128          $  552    $390,379
 Net income                          --         --           --      37,335              --      37,335
 Unrealized gain on cash flow
  hedge, net of tax                  --         --           --          --             720         720
 Reclassification adjustment
  for realized gain included
  in net income, net of tax          --         --           --          --            (150)       (150)
                                                                                              ---------
 Comprehensive income                                                                            37,905
                                                                                              ---------
 Common stock repurchased
  (retired)                      (1,710)      (855)      (8,625)    (36,372)             --     (45,852)
 Stock plan activity:
  Shares issued                     435        217        5,082          --              --       5,299
  Shares canceled                    (9)        (4)           4          --              --          --
  Compensation recognized            --         --        5,031          --              --       5,031
  Excess tax benefits                --         --        1,102          --              --       1,102
 Common stock cash dividends         --         --           --     (10,927)             --     (10,927)
-------------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 2007         25,932    $12,966     $125,685    $243,164          $1,122    $382,937
=======================================================================================================

     *  Unaudited

     See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

============================================================================================
Nine Months Ended April 30,                                              2007           2006
============================================================================================
Cash flows from operating activities:
  Net income                                                        $  37,335    $    32,125
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred origination costs and fees               11,961         10,965
     Stock-based compensation                                           2,892          2,235
     Depreciation and amortization                                        393            629
     Decrease in other assets                                           2,453          1,500
     Increase in accrued interest, taxes and other liabilities         13,369          6,358
     Excess tax benefits from stock-based awards                       (1,102)        (1,582)
--------------------------------------------------------------------------------------------
            Net cash provided by operating activities                  67,301         52,230
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                     (911,373)    (1,008,230)
  Finance receivables collected                                       795,317        743,518
--------------------------------------------------------------------------------------------
            Net cash used in investing activities                    (116,056)      (264,712)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Commercial paper, net increase                                      171,072         45,099
  Bank borrowings, net decrease                                      (126,033)       (47,065)
  Asset securitization (repayments) borrowings                        (42,500)       100,000
  Proceeds from term notes                                            125,000        150,000
  Repayments of term notes                                            (25,000)       (32,500)
  Proceeds from settlement of interest rate locks                       1,175            970
  Proceeds from stock option exercises                                  5,254          5,320
  Excess tax benefits from stock-based awards                           1,102          1,582
  Common stock issued                                                      45             --
  Common stock repurchased                                            (45,852)          (734)
  Common stock cash dividends                                         (10,927)        (7,129)
  Cash paid for fractional shares of common stock                          --           (109)
--------------------------------------------------------------------------------------------
           Net cash provided by financing activities                   53,336        215,434
--------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                    4,581          2,952
Cash - beginning of period                                              8,143          8,456
--------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                $  12,724    $    11,408
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

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three and nine months ended April 30, 2007 may not be indicative of full year results.

      We split our common stock 3-for-2 in the form of a stock dividend in January 2006. All share and per share amounts (including stock options, restricted stock and stock units), excluding treasury stock, in the Consolidated Financial Statements and accompanying notes were restated to reflect the split. We did not split treasury shares.

Use of Estimates

      GAAP requires us to make significant estimates and assumptions affecting the amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets, residual values and stock-based compensation. Actual results could differ from these estimates significantly.

New Accounting Standards

      The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") in July 2006. FIN No. 48 requires companies to determine if any tax positions taken on their income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing jurisdiction. If tax positions pass the more-likely-than-not test, companies then record benefits from them only equal to the highest amount having a greater than 50% chance of being realized assuming the tax positions would be challenged by a taxing jurisdiction. No benefits would be recorded for tax positions failing the more-likely-than-not test. Tax benefits include income tax savings and the related interest expense savings. Whether tax positions pass the test or not, adopting FIN No. 48 could result in additional income tax provisions or expenses for any interest and penalties on potential underpayments of income tax, or both. FIN No. 48 is effective in the first quarter of fiscal years beginning after December 15, 2006. It will become effective for us on August 1, 2007, the beginning of our fiscal year ending July 31, 2008. We are evaluating how it may affect our consolidated financial statements.

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


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      ==========================================================================
                                                April 30, 2007     July 31, 2006
      ==========================================================================
      Loans:
        Fixed rate                                  $1,726,556        $1,662,805
        Floating rate                                  167,595           131,235
      --------------------------------------------------------------------------
          Total loans                                1,894,151         1,794,040
      Direct financing leases *                        203,786           197,648
      --------------------------------------------------------------------------
               Finance receivables                  $2,097,937        $1,991,688
      ==========================================================================
      * includes residual values of $42,400 at April 30, 2007 and $41,200 at July 31, 2006

      Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused portion of these commitments was $33,800 at April 30, 2007 and $23,800 at July 31, 2006.

      The allowance for credit losses activity is summarized below:

      ===================================================================================
                                              Three Months Ended        Nine Months Ended
                                                       April 30,                April 30,
                                            ---------------------------------------------
                                               2007         2006         2007        2006
      ===================================================================================
      Allowance - beginning of period       $24,148      $24,116      $24,100     $24,225
        Provision                                --           --           --          --
        Write-downs                            (775)      (1,046)      (1,925)     (2,901)
        Recoveries                              742          957        1,940       2,703
      -----------------------------------------------------------------------------------
      Allowance - end of period             $24,115      $24,027      $24,115     $24,027
      ===================================================================================
      Percentage of finance receivables        1.15%        1.25%        1.15%       1.25%
      ===================================================================================
      Net charge-offs (recoveries) *        $    33      $    89      $   (15)    $   198
      ===================================================================================
      Loss ratio **                            0.01%        0.02%          --%       0.01%
      ===================================================================================

      *   write-downs less recoveries
      **  net charge-offs over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      =========================================================================
                                                April 30, 2007    July 31, 2006
      =========================================================================
      Finance receivables classified as
         non-accrual                                   $15,934          $13,750
      Assets received to satisfy finance
         receivables                                     2,090              809
      -------------------------------------------------------------------------
                Non-performing assets                  $18,024          $14,559
      =========================================================================

      The allowance for credit losses included $200 at April 30, 2007 and $300 at July 31, 2006 specifically allocated to $4,300 and $4,200 of impaired finance receivables, respectively. We did not recognize any income in the nine months ended April 30, 2007 or 2006 on impaired loans before collecting our net investment.


NOTE 3 - DEBT

      Debt is summarized below:

      ========================================================================
                                               April 30, 2007    July 31, 2006
      ========================================================================
      Fixed rate term notes:
        5.00% due 2010 - 2011                      $  250,000       $  250,000
        5.45% - 5.57% due 2011 - 2014                 325,000          200,000
        5.92% - 6.80% due 2007 - 2008                  36,250           61,250
      ------------------------------------------------------------------------
          Total fixed rate term notes                 611,250          511,250
      Fixed rate term notes swapped to
        floating rates due 2008 - 2010                143,250          143,250
      Floating rate term note                              --           10,000
      2.0% convertible debentures due 2034            175,000          175,000
      ------------------------------------------------------------------------
            Total term debt                           929,500          839,500
      Asset securitization financings                 382,500          425,000
      Commercial paper                                289,911          118,839
      Bank borrowings                                  33,689          149,722
      ------------------------------------------------------------------------
              Total principal                       1,635,600        1,533,061
      Fair value adjustment of hedged debt             (2,900)          (5,400)
      ------------------------------------------------------------------------
                 Total debt                        $1,632,700       $1,527,661
      ========================================================================

Term Notes

      We issued $125,000 of fixed rate term notes in April 2007. The notes comprise $75,000 of five-year, 5.48% notes and $50,000 of seven-year, 5.57% notes due at maturity in April 2012 and 2014. We will pay interest semiannually.

      We repaid $25,000 of 5.92% fixed rate term notes at maturity and we converted a $10,000 floating rate term note from a bank due in fiscal 2008 to a $15,000 three-year committed unsecured revolving credit facility in the first nine months of fiscal 2007.

Convertible Debentures

      We irrevocably elected (under the original terms of the debentures and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. As a result, the 6,169,000 convertible shares are no longer issuable upon conversion but we would need to pay any value over principal by issuing shares of common stock and the value of the debentures is still determined by the number of convertible shares. The value of converted debentures would exceed the principal amount when the price of our common stock exceeds the conversion price. Shares needed to pay the value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price and multiplied by the number of convertible shares. No event allowing for the debentures to be converted has occurred through April 30, 2007.

      The conversion rate increased in the first nine months of fiscal 2007 because we declared cash dividends on our common stock. At April 30, 2007, the conversion rate was 35.25 (number of convertible shares for each $1 (one thousand) of principal), the conversion price was $28.37 and we would have to deliver the value of 6,169,000 shares of our common stock upon conversion of all the debentures. The conversion rate, conversion price and number of convertible shares at July 31, 2006 were 34.75, $28.78 and 6,081,000, respectively. Future cash dividends will cause additional conversion rate and convertible shares increases and conversion price decreases.

Asset Securitization Financings

      We have a $425,000 asset securitization facility providing committed revolving financing through April 2008. The facility was renewed in April 2007. If the facility is not renewed again, we could convert borrowings outstanding into term debt. The term debt would be repaid monthly based on the amount of securitized receivables and would be fully repaid by December 2009. Finance receivables include $478,000 and $487,000 of securitized receivables at April 30, 2007 and July 31, 2006, respectively. We can securitize an additional $357,000 of finance receivables at April 30, 2007. Borrowings are limited to 94% of securitized receivables and can be further limited based on the eligibility of securitized receivables. We repaid $42,500 of borrowings under this facility in April 2007 with proceeds from our term note issuance.

Bank Borrowings

      We have $530,000 of committed unsecured revolving credit facilities from ten banks expiring as follows; $80,000 within one year and $450,000 between September 2008 and October 2012.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants at April 30, 2007. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      =========================================================================
                                                April 30, 2007    July 31, 2006
      =========================================================================
      Term notes                                    $  635,600       $  602,850
      Bank borrowings and commercial
        paper supported by bank credit
        facilities expiring after one year             323,600          247,500
      Asset securitization financings                  222,000          227,000
      Convertible debentures                           175,000          175,000
      -------------------------------------------------------------------------
              Total long-term debt                  $1,356,200       $1,252,350
      =========================================================================


NOTE 4 - DERIVATIVES

      We entered into interest rate locks with a total notional amount of $100,000 with three banks in September 2006. The rate locks had a March 2007 expiration. We designated the rate locks as cash flow hedges of our anticipated issuance of fixed rate term notes hedging the risk of higher interest payments on the notes for the first five years from increases in market interest rates before the notes were issued. We terminated the rate locks in January 2007 and realized a $1,006 gain.

      We entered into another interest rate lock with a notional amount of $50,000 with a bank in March 2007 with an April 2007 expiration. We designated it as a cash flow hedge of the same anticipated fixed rate term notes issuance originally hedged in September 2006. We terminated this rate lock in April 2007 when the hedged notes were issued and we realized a $169 gain. The four rate locks were determined to be highly effective.

      The amount of the gains on these four rate locks relating to hedge ineffectiveness was $100. We recorded this amount as a reduction of interest expense in the three and nine months ended April 30, 2007. We recorded the $1,075 effective amount of the gains in stockholders' equity as accumulated other comprehensive income net of deferred income tax of $417. We are reclassifying this after-tax amount into net income over five years by reducing interest expense and deferred income tax. These rate locks effectively lowered the interest rate on the fixed rate notes issued in April 2007 by 0.20% (20 basis points).

      We also have fixed to floating interest rate swaps with a total notional amount of $143,250 at April 30, 2007 and July 31, 2006. The swaps effectively converted fixed rate term notes into floating rate term notes. We designated the swaps as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. We record the differences between these amounts in interest expense. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR. We receive a weighted-average fixed rate of 4.88% and the weighted-average floating pay rate was 6.89% at April 30, 2007 and July 31, 2006. The fair value of the swaps was a liability of $2,900 at April 30, 2007 and $5,400 at July 31, 2006.


NOTE 5 - STOCKHOLDERS' EQUITY

      We increased the amount available under our common stock and convertible debt repurchase program by $32,617 and we repurchased 1,693,000 shares of our common stock for $45,385 paying a weighted-average price of $26.80 per share in the third quarter of fiscal 2007. We also received 17,500 shares of common stock from employees in the first nine months of fiscal 2007 at a weighted-average price of $26.70 per share for payment of income tax we were required to withhold on vested shares of restricted stock. We retired all shares repurchased and received in fiscal 2007. We completed the program in May 2007 with the repurchase of 159,000 shares for $4,300 paying a $27.00 weighted-average price per share.

      We paid quarterly cash dividends totaling $0.40 per share of common stock in the first nine months of fiscal 2007. We declared a quarterly cash dividend of $0.15 per share of common stock in June 2007 payable in July 2007.


NOTE 6 - STOCK PLANS

      Our stockholders approved two stock plans in December 2006; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, stock units and common stock to officers, other employees and directors subject to annual participant limits, and expires in December 2016. Awards may be subject to performance goals. The 2006 Plan replaced the 1998 Stock Option/Restricted Stock Plan (the "1998 Plan"). The 1998 Plan terminated upon approval of the 2006 Plan. The exercise price of incentive stock options granted under these plans can not be less than the fair market value of our common stock when granted and the term of incentive stock options is limited to ten years. There were 2,229,000 shares available for future grants under the 2006 Plan at April 30, 2007. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and cash or stock bonuses to be awarded to our CEO and other selected officers subject to predetermined performance goals. The Amended MIP expires in December 2011. There were 750,000 shares available for future grants under the Amended MIP at April 30, 2007.

      The 1998 Plan was amended in December 2005 according to its anti-dilution provisions to increase the number of shares available for the January 2006 stock split. The 1998 Plan provided for the issuance of 3,750,000 incentive or non-qualified stock options or shares of restricted stock to officers, other employees and directors. None of the options or shares of restricted stock awarded under the 1998 Plan are performance based.

      Options granted through the first half of fiscal 2005 were mostly incentive stock options with a six-year term vesting 25% after two, three, four and five years. Options granted in the second half of fiscal 2005 were non-qualified options with a four-year term vesting 33 1/3% on July 31, 2005, 2006 and 2007. Options granted after fiscal 2005 were non-qualified options with a five-year term vesting 25% after one, two, three and four years. We granted 131,000 non-qualified stock options to employees in February 2007.

      Shares of restricted stock awarded (excluding 435,000 shares awarded to executive officers in February 2006) vest annually in equal amounts over original periods of three to eight years (seven year weighted-average). Shares of restricted stock awarded to executive officers in February 2006 vest when the officer's service terminates, other than upon a non-qualifying termination, after six months (i) after the executive officer attains age 62 or (ii) after August 2026 if earlier (twelve year weighted-average). We awarded 120,000 shares of restricted stock to employees in February 2007.

      We awarded 19,000 restricted stock units to non-employee directors in January 2007. The units vest in one year or earlier upon the sale of the Company or the director's death or disability, and are subject to forfeiture. Each unit represents the right to receive one share of common stock and the units earn dividend equivalents to be paid in additional shares of common stock. Vested units will convert into shares of common stock when a director's service terminates. We also issued 1,500 shares of common stock as payment of annual director retainer fees. The price of our common stock on the date we issued these shares was $28.73.

      The Management Incentive Plan ("MIP") for our Chief Executive Officer ("CEO") was approved by stockholders in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of shares for the January 2006 stock split. We awarded 41,000 shares of restricted stock to our CEO in November 2005 as part of the fiscal 2006 bonus subject to certain performance conditions. Shares earned vest annually in equal amounts over four years. Our CEO earned 36,000 of these shares in September 2006 and forfeited 5,000 shares based on our fiscal 2006 performance. Our CEO earned 27,000 shares of restricted stock in September 2005 vesting annually in equal amounts over four years as a bonus for fiscal 2005. Our CEO earned 15,000 shares of restricted stock in fiscal 2005 vesting annually in equal amounts over five years as part of the fiscal 2004 bonus. No shares were awarded for fiscal 2007. At April 30, 2007, 103,000 shares of our CEO's restricted stock awarded under the MIP were unvested and are scheduled to vest within four years.

      We established a Supplemental Retirement Benefit ("SERP") for our CEO in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of units for the January 2006 stock split, and we amended it in March 2006 to provide for dividend equivalent payments. We awarded 150,000 stock units vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires. At April 30, 2007, 94,000 units were vested. Amending the SERP in fiscal 2006 to provide for dividend equivalent payments increased the fair value of these units to $23.93 from $22.43 and increased the total cost of the units by $225.

      All unvested shares of restricted stock and the SERP stock units would vest immediately upon the sale of the Company or the employees' death or disability. Unvested shares of restricted stock awarded before fiscal 2007 and the SERP stock units would also vest immediately upon a qualifying employment termination, but only a portion (based on the percentage of the vesting period elapsed) of the shares awarded to executive officers in February 2006 would vest immediately upon a qualifying employment termination. Unvested shares and units would be forfeited upon any other employment termination. Dividends are paid on all unvested shares of restricted stock. The restricted stock agreements and the SERP (as amended in March 2006) also allow employees to pay income taxes required to be withheld at vesting by surrendering a portion of the shares or units vested.

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

      Stock option activity and related information for the nine months ended April 30, 2007 are summarized below (options and intrinsic value in thousands):

      ==========================================================================
                                                    Weighted-Average
                                               ---------------------
                                               Exercise    Remaining   Intrinsic
                                      Options     Price  Term (years)     Value*
      ==========================================================================
      Outstanding - August 1, 2006      1,527    $20.71
        Granted                           131     26.96
        Exercised                        (313)    16.77
        Forfeited                         (67)
      ---------------------------------------
      Outstanding - April 30, 2007      1,278     22.22          2.6      $5,600
      ==========================================================================
      Exercisable - April 30, 2007        594    $20.90          2.1      $3,300
      ==========================================================================
      * number of options multiplied by the difference between the $26.28 closing price of our common stock on April 30, 2007 and the weighted-average exercise price

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

      ==========================================================================
      Nine Months Ended April 30,                              2007         2006
      ==========================================================================
      Number of options exercised                               313          324
      Total intrinsic value *                                $3,400       $3,900
      Intrinsic value per option                              10.86        12.03
      Excess tax benefits realized                              752        1,217
      ==========================================================================
      * options exercised multiplied by the difference between the closing prices of our common stock on the exercise dates and the exercise prices

      Restricted stock activity under the 2006 Plan, the 1998 Plan and the MIP, and related information for the nine months ended April 30, 2007, are summarized below (shares in thousands):


      ==========================================================================
                                                                Weighted-Average
                                                Shares     Grant-Date Fair Value
      ==========================================================================
      Unvested - August 1, 2006                  1,081                    $24.66
        Granted                                    120                     26.96
        Vested                                    (142)                    21.38
        Forfeited                                   (9)
      ------------------------------------------------
      Unvested - April 30, 2007                  1,050                     25.34
      ==========================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

      ==========================================================================
      Nine Months Ended April 30,                              2007         2006
      ==========================================================================
      Number of shares vested                                   142           97
      Total intrinsic value *                                $3,800       $2,800
      Intrinsic value per share                               26.76        28.86
      Excess tax benefits realized                              350          365
      ==========================================================================
      * shares vested multiplied by the closing prices of our common stock on the dates vested

      The weighted-average grant date fair value and exercise price of options granted, and the significant assumptions we used to calculate the fair values follow:

      =========================================================================
      Nine Months Ended April 30,                           2007           2006
      =========================================================================
      Weighted-average grant date fair value              $ 4.75         $ 6.47
      Weighted-average exercise price                      26.96          28.80
      Weighted-average assumptions:
        Expected life of options (in years)                  3.7            3.7
        Expected volatility                                   22%            25%
        Risk-free interest rate                              4.5%           4.6%
        Dividend yield                                       2.8%           1.5%
      =========================================================================

      Future compensation expense (before deferral under SFAS No. 91) for stock-based awards unvested at April 30, 2007 and expected to vest, and the weighted-average expense recognition periods follow:

      ==========================================================================
                                             Expense      Weighted-Average Years
      ==========================================================================
      Restricted stock                       $19,600                         6.0
      Stock options                            1,700                         2.6
      Stock units                              1,500                         2.3
      ----------------------------------------------
               Total                         $22,800                         5.5
      ==========================================================================

      Total compensation recorded, compensation capitalized (deferred recognizing) under SFAS No. 91, compensation included in salaries and other expenses and tax benefits recorded for stock-based awards follow:


      ===================================================================================
                                                 Three Months Ended     Nine Months Ended
                                                          April 30,             April 30,
                                                 ----------------------------------------
                                                     2007      2006        2007      2006
      ===================================================================================
      Compensation for stock options:
      -------------------------------
      Total recorded                               $  264    $  442      $  838    $1,422
      Capitalized under SFAS No. 91                   155       266         506       842
      -----------------------------------------------------------------------------------
        Included in salaries and other expenses    $  109    $  176      $  332    $  580
      ===================================================================================
      Tax benefits recorded                        $   17    $   29      $   49    $   86
      ===================================================================================
      Compensation for shares of restricted
      -------------------------------------
      stock and stock units:
      ----------------------
      Total recorded                               $1,485    $1,198      $4,193    $2,863
      Capitalized under SFAS No. 91                   540       484       1,633     1,208
      -----------------------------------------------------------------------------------
        Included in salaries and other expenses    $  945    $  714      $2,560    $1,655
      ===================================================================================
      Tax benefits recorded                        $  357    $  276      $  973    $  636
      ===================================================================================
      Total stock-based compensation:
      -------------------------------
      Total recorded                               $1,749    $1,640      $5,031    $4,285
      Capitalized under SFAS No. 91                   695       750       2,139     2,050
      -----------------------------------------------------------------------------------
        Included in salaries and other expenses    $1,054    $  890      $2,892    $2,235
      ===================================================================================
      Tax benefits recorded                        $  374    $  305      $1,022    $  722
      ===================================================================================


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ==========================================================================
                                         Three Months Ended    Nine Months Ended
                                                  April 30,            April 30,
                                         ---------------------------------------
                                             2007      2006       2007      2006
      ==========================================================================
      Net income                          $12,710   $11,152    $37,335   $32,125
      ==========================================================================
      Weighted-average common shares
        outstanding (used for basic EPS) 26,042 26,017 26,177 25,844 Effect of dilutive securities:
        Stock options                         228       369        269       354
        Shares of restricted stock and
          stock units                         259       204        284       219
      --------------------------------------------------------------------------
      Adjusted weighted-average common
        shares outstanding (used for
        diluted EPS)                       26,529    26,590     26,730    26,417
      ==========================================================================
      Earnings per common share:
         Diluted                          $  0.48   $  0.42    $  1.40   $  1.22
         Basic                               0.49      0.43       1.43      1.24
      ==========================================================================
      Antidilutive stock options,
        shares of restricted stock and
        stock units *                         310       300        200       325
      ==========================================================================
      * excluded from the calculation because they would have increased diluted EPS

      The convertible debentures will lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. When this occurs, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,169,000 (referred to as the treasury stock method). The average price of our common stock was $27.10 and $27.52 for the three and nine months ended April 30, 2007, respectively, and the adjusted conversion price was $28.37 at April 30, 2007.

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

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms generally ranging between two and five years and provide for monthly payments. The average transaction size is approximately $200,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity (money currently available for us to borrow) is important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 75% of our finance receivables were funded with debt at April 30, 2007.

      We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the asset quality of our receivables and (iii) managing our interest rate risk. Interest rates on our finance receivables were 92% fixed and 8% floating, and interest rates on our debt were 48% fixed and 52% floating at April 30, 2007. Therefore, changes in market interest rates affect our profitability significantly. The asset quality of our finance receivables can also affect our profitability significantly. Asset quality can affect finance income, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring write-downs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

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

Significant events

      In the third quarter of fiscal 2007, we increased the amount available under our stock repurchase program by $32.6 million and we repurchased 1.7 million shares of our common stock for $45.4 million paying a $26.80 weighted-average price per share. We completed the program in May 2007 with the repurchase of 159,000 shares for $4.3 million paying a $27.00 weighted-average price per share. The shares repurchased were 6.7% of total shares outstanding and increased our leverage to 4.3 from 3.9. This is discussed further in the Liquidity and Capital Resources section.


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

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.1 million (1.15% of finance receivables) at April 30, 2007 including $0.2 million specifically allocated to impaired receivables.

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

      To estimate the general allowance, we analyze historical write-down activity to develop percentage loss ranges by risk profile. Risk profiles are assigned to receivables based on past due status and the customers' industry. We then adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors to arrive at the estimated allowance. We record a provision for credit losses if the recorded allowance differs from our current estimate. Although our method is designed to calculate probable losses, because we use significant estimates, the adjusted calculated range of losses may differ from actual losses significantly.

Non-performing assets

      We record impaired finance receivables at their current estimated fair value (if less than their carrying amount). We record assets received to satisfy receivables at their current estimated fair value less selling costs (if less than their carrying amount). We estimate fair value of non-performing assets by evaluating the expected cash flows of impaired receivables and the market value and condition of the collateral or assets. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell the equipment would require us to record a write-down. This would lower net income. Impaired finance receivables and assets received to satisfy receivables (repossessed equipment) totaled $18.0 million (0.9% of finance receivables) at April 30, 2007.

Residual values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $42.4 million (2.0% of finance receivables) at April 30, 2007. Historically, we have realized the recorded residual value on disposition.

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

RESULTS OF OPERATIONS

Comparison of three months ended April 30, 2007 to three months ended April 30, 2006

      ========================================================================
                                      Three Months Ended
                                               April 30,
      ($ in millions, except per     -------------------
      share amounts)                     2007       2006   $ Change   % Change
      ========================================================================
      Finance income                    $47.5      $41.4      $ 6.1         15%
      Interest expense                   20.5       17.1        3.4         20
      Net finance income before
        provision for credit losses      27.0       24.3        2.7         11
      Provision for credit losses          --         --         --         --
      Salaries and other expenses         6.3        6.0        0.3          5
      Provision for income taxes          8.0        7.1        0.9         12
      Net income                         12.7       11.2        1.5         14

      Diluted earnings per share         0.48       0.42       0.06         14
      Basic earnings per share           0.49       0.43       0.06         14
      ========================================================================

      Net income increased by 14% to $12.7 million in the third quarter of fiscal 2007 from $11.2 million in the third quarter of fiscal 2006. The increase resulted from receivables growth and the higher net yield on finance receivables, partially offset by the effects of higher short-term market interest rates.

      Finance income increased by 15% to $47.5 million in the third quarter of fiscal 2007 from $41.4 million in the third quarter of fiscal 2006. The increase resulted from the 12% increase in average finance receivables ($215.0 million) to $2.08 billion in the third quarter of fiscal 2007 from $1.86 billion in the third quarter of fiscal 2006 and, to a lesser extent, the higher net yield on finance receivables. Higher market interest rates raised the net yield on finance receivables to 9.37% in the third quarter of fiscal 2007 from 9.12% in the third quarter of fiscal 2006.

      Interest expense (incurred on debt used to fund finance receivables) increased by 20% to $20.5 million in the third quarter of fiscal 2007 from $17.1 million in the third quarter of fiscal 2006. The increase resulted from the 11% ($160.0 million) increase in average debt and higher short-term market interest rates. Increases in short-term market interest rates raised our weighted-average cost of debt to 5.33% in the third quarter of fiscal 2007 from 4.96% in the third quarter of fiscal 2006.

      Net finance income before provision for credit losses on finance receivables increased by 11% to $27.0 million in the third quarter of fiscal 2007 from $24.3 million in the third quarter of fiscal 2006. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) decreased to 5.32% in the third quarter of fiscal 2007 from 5.34% in the third quarter of fiscal 2006.

      We did not record provisions for credit losses on finance receivables in the third quarter of fiscal 2007 and 2006. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. We did not need to increase the allowance because of continued low amounts of quarterly net charge-offs and continued strong asset quality, and we did not need to reduce it because of receivables growth. Net charge-offs (write-downs of finance receivables less recoveries) were $33,000 in the third quarter of fiscal 2007 and $89,000 in the third quarter of fiscal 2006, and the loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) was less than 0.01% in the third quarter of fiscal 2007 and was 0.02% in the third quarter of fiscal 2006.

      Salaries and other expenses increased by 5% to $6.3 million in the third quarter of fiscal 2007 from $6.0 million in the third quarter of fiscal 2006. The increase resulted from fewer recoveries of costs associated with non-performing assets. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) improved to 1.23% in the third quarter of fiscal 2007 from 1.31% in the third quarter of fiscal 2006 because the percentage increase in receivables exceeded the percentage increase in expenses. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 23.2% in the third quarter of fiscal 2007 from 24.6% in the third quarter of fiscal 2006 because the percentage increase in net finance income before provision for credit losses exceeded the percentage increase in expenses.

      The provision for income taxes increased to $8.0 million in the third quarter of fiscal 2007 from $7.1 million in the third quarter of fiscal 2006. The increase resulted from the increase in income before income taxes, partially offset by the decrease in our effective tax rate to 38.6% in the third quarter of fiscal 2007 from 39.1% in the third quarter of fiscal 2006. Our effective tax rate decreased because of the new Texas income tax law enacted in our fourth quarter of fiscal 2006 and effective for fiscal 2007, and the overall decrease in our state effective income tax rate.

      Diluted earnings per share increased by 14% to $0.48 per share in the third quarter of fiscal 2007 from $0.42 per share in the third quarter of fiscal 2006, and basic earnings per share increased by 14% to $0.49 per share in the third quarter of fiscal 2007 from $0.43 per share in the third quarter of fiscal 2006. The percentage increases in diluted and basic earnings per share were the same as the percentage increase in net income because the effects of our repurchase of 1.7 million shares of common stock offset the effects of stock option exercises.


Comparison of nine months ended April 30, 2007 to nine months ended April 30,
2006

      ========================================================================
                                       Nine Months Ended
                                               April 30,
      ($ in millions, except per     -------------------
      share amounts)                     2007       2006   $ Change   % Change
      ========================================================================
      Finance income                   $141.8     $117.4      $24.4         21%
      Interest expense                   62.5       47.5       15.0         32
      Net finance income before
        provision for credit losses      79.3       69.9        9.4         13
      Provision for credit losses          --         --         --         --
      Salaries and other expenses        18.5       17.2        1.3          7
      Provision for income taxes         23.5       20.6        2.9         14
      Net income                         37.3       32.1        5.2         16

      Diluted earnings per share         1.40       1.22       0.18         15
      Basic earnings per share           1.43       1.24       0.19         15
      ========================================================================

      Net income increased by 16% to $37.3 million in the first nine months of fiscal 2007 from $32.1 million in the first nine months of fiscal 2006. The increase resulted from receivables growth and the higher net yield on finance receivables, partially offset by the effects of higher short-term market interest rates and higher expenses.

      Finance income increased by 21% to $141.8 million in the first nine months of fiscal 2007 from $117.4 million in the first nine months of fiscal 2006. The increase resulted from the 15% increase in average finance receivables ($267.0 million) to $2.05 billion in the first nine months of fiscal 2007 from $1.78 billion in the first nine months of fiscal 2006 and, to a lesser extent, the higher net yield on finance receivables. Higher market interest rates raised the net yield on finance receivables to 9.25% in the first nine months of fiscal 2007 from 8.80% in the first nine months of fiscal 2006.

      Interest expense increased by 32% to $62.5 million in the first nine months of fiscal 2007 from $47.5 million in the first nine months of fiscal 2006. The increase resulted from higher average short-term market interest rates and the 15% ($209.0 million) increase in average debt. Increases in short-term market interest rates raised our weighted-average cost of debt to 5.36% in the first nine months of fiscal 2007 from 4.70% in the first nine months of fiscal 2006.

      Net finance income before provision for credit losses on finance receivables increased by 13% to $79.3 million in the first nine months of fiscal 2007 from $69.9 million in the first nine months of fiscal 2006. Net interest margin decreased to 5.17% in the first nine months of fiscal 2007 from 5.25% in the first nine months of fiscal 2006 because the yield curve was inverted. This is discussed further in the Market Interest Rate Risk and Sensitivity section.

      We did not record provisions for credit losses on finance receivables in the first nine months of fiscal 2007 and 2006. We did not need to increase the allowance because of continued low amounts of quarterly net charge-offs and continued strong asset quality, and we did not need to reduce it because of receivables growth. In the first nine months of fiscal 2007, there was a $15,000 net recovery (recoveries exceeded write-downs of finance receivables) compared to $198,000 of net charge-offs in the first nine months of fiscal 2006, and the loss ratio was near zero percent in the first nine months of fiscal 2007 and was 0.01% in the first nine months of 2006.

      Salaries and other expenses increased by 7% to $18.5 million in the first nine months of fiscal 2007 from $17.2 million in the first nine months of fiscal 2006. The increase resulted from salary increases and fewer recoveries of costs associated with non-performing assets. The expense ratio improved to 1.21% in the first nine months of fiscal 2007 from 1.29% in the first nine months of fiscal 2006 because the percentage increase in receivables exceeded the percentage increase in expenses. The efficiency ratio improved to 23.3% in the first nine months of fiscal 2007 from 24.6% in the first nine months of fiscal 2006 because the percentage increase in net finance income before provision for credit losses exceeded the percentage increase in expenses.

      The provision for income taxes increased to $23.5 million in the first nine months of fiscal 2007 from $20.6 million in the first nine months of fiscal 2006. The increase resulted from the increase in income before income taxes, partially offset by the decrease in our effective tax rate to 38.6% in the first nine months of fiscal 2007 from 39.1% in the first nine months of fiscal 2006. Our effective tax rate decreased because of the new Texas income tax law enacted in our fourth quarter of fiscal 2006 and effective for fiscal 2007, and the overall decrease in our state effective income tax rate.

      Diluted earnings per share increased by 15% to $1.40 per share in the first nine months of fiscal 2007 from $1.22 per share in the first nine months of fiscal 2006, and basic earnings per share increased by 15% to $1.43 per share in the first nine months of fiscal 2007 from $1.24 per share in the first nine months of fiscal 2006. The percentage increases in diluted and basic earnings per share were lower than the percentage increase in net income because of stock option exercises.


FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future net charge-offs and non-performing assets.

      ===============================================================================
                                        April 30,     July 31,
      ($ in millions)                      2007 *       2006 *    $ Change   % Change
      ===============================================================================
      Finance receivables                $2,097.9     $1,991.7      $106.2          5%
      Allowance for credit losses            24.1         24.1          --         --
      Non-performing assets                  18.0         14.6         3.4         24
      Delinquent finance receivables         15.2          8.6         6.6         76
      Net charge-offs                          --          0.1        (0.1)      (100)

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses            1.15%        1.21%
      Non-performing assets                  0.86         0.73
      Delinquent finance receivables         0.72         0.43
      Net charge-offs                          --         0.01
      ===============================================================================

      *  as of and for the nine months ended

      Finance receivables grew 5% ($106 million) during the first nine months of fiscal 2007 to $2.10 billion at April 30, 2007 from $1.99 billion at July 31, 2006. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 90% ($1.89 billion) of finance receivables and leases were 10% ($204 million) at April 30, 2007.

      Finance receivables originated in the third quarter of fiscal 2007 and 2006 were $307 million and $360 million, respectively, and finance receivables originated in the first nine months of fiscal 2007 and 2006 were $911 million and $1.01 billion, respectively. Originations decreased because the strong demand for equipment financing eased due to general economic conditions. Finance receivables collected in the third quarter of fiscal 2007 and 2006 were $257 million and $248 million, respectively, and finance receivables collected in the first nine months of fiscal 2007 and 2006 were $795 million and $744 million, respectively. Collections increased because of higher average receivables.

      Our primary focus is the credit quality of our receivables. We manage our credit risk by using disciplined and sound underwriting policies and procedures, by monitoring our receivables closely and by handling non-performing accounts effectively. Our underwriting policies and procedures require a first lien on equipment financed. We focus on financing equipment with a remaining useful life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with equipment possessing these characteristics can mitigate potential net charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advance payments or hold back a portion of the amount financed. We do not finance or lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

      Our underwriting policies limit our credit exposure with any customer. This limit was $40.0 million at April 30, 2007. Our ten largest customers accounted for 5.8% ($122.0 million) of total finance receivables at April 30, 2007.

      Our allowance for credit losses was $24.1 million at April 30, 2007 and July 31, 2006. The allowance level declined to 1.15% of finance receivables at April 30, 2007 from 1.21% at July 31, 2006 because of continued low net charge-offs, favorable asset quality and receivables growth. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables at the end of each quarter adjusted for expected recoveries and any differences between current and historical loss trends and other factors.

      In the first nine months of fiscal 2007, there was a $15,000 net recovery (recoveries exceeded write-downs of finance receivables) compared to $88,000 of net charge-offs (write-downs less recoveries) in the last nine months of fiscal 2006 (the prior nine month period). Net charge-offs were $33,000 in the third quarter of fiscal 2007 compared to a $101,000 net recovery in the second quarter of fiscal 2007. Net charge-offs remained low because of low non-performing assets.

      The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
                                             April 30,    July 31,    April 30,
                                                  2007        2006         2006
      =========================================================================
      Non-accrual finance receivables *         $ 15.9      $ 13.8       $ 12.1
      Repossessed equipment                        2.1         0.8          0.4
      -------------------------------------------------------------------------
         Total non-performing assets            $ 18.0      $ 14.6       $ 12.5
      =========================================================================
      Delinquent finance receivables            $ 15.2      $  8.6       $  4.9
      =========================================================================
      Percentage of non-accrual receivables
        not delinquent                              46%         54%          75%
      =========================================================================
      * before specifically allocated allowance of $0.2 million at April 30, 2007, $0.3 million at July 31, 2006 and $0.5 million at April 30, 2006

      Delinquent receivables, non-accrual receivables and repossessed equipment increased during the third quarter and first nine months of fiscal 2007 but are still at favorable levels and the increases do not necessarily indicate the start of a negative trend. Also, because our asset quality statistics remained below expected levels, they could worsen significantly if receivables from our larger customers become delinquent, impaired or repossessed even though the overall trend may remain positive.


LIQUIDITY AND CAPITAL RESOURCES

      We describe our need for raising capital (debt and equity), our need for a substantial amount of liquidity (money currently available for us to borrow), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity, credit ratings and debt diversification. Our leverage is low for a finance company, we have been successful in issuing debt, we have ample liquidity available and our debt is diversified with maturities staggered over seven years.

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

      We had $248.9 million available to borrow at April 30, 2007; $206.4 million under our bank credit facilities (after subtracting commercial paper outstanding) and $42.5 million under our asset securitization facility. Our asset securitization facility could also be increased by $335.0 million and we believe we can issue more term notes. We believe, but cannot assure, sufficient capital is available to us to sustain our future operations and growth.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants at April 30, 2007. None of the agreements have a material adverse change clause.

      Debt increased by 7% ($105.0 million) to $1.63 billion at April 30, 2007 from $1.53 billion at July 31, 2006 and stockholders' equity decreased by 2% ($7.5 million) to $382.9 million at April 30, 2007 from $390.4 million at July 31, 2006 because we repurchased $45.9 million of common stock. Therefore, leverage increased to 4.3 at April 30, 2007 from 3.9 at July 31, 2006. Our leverage is still considered low allowing for substantial asset growth and additional equity repurchases. Historically, our leverage has not exceeded 5.5 which is also considered low for a finance company.

      Debt comprised the following ($ in millions):

      ===================================================================================
                                                   April 30, 2007           July 31, 2006
                                               ------------------      ------------------
                                                 Amount   Percent        Amount   Percent
      ===================================================================================
      Term notes                               $  754.5        46%     $  664.5        43%
      Asset securitization financings             382.5        23         425.0        28
      Commercial paper                            289.9        18         118.9         8
      Convertible debentures                      175.0        11         175.0        11
      Borrowings under bank credit facilities      33.7         2         149.7        10
      -----------------------------------------------------------------------------------
          Total principal                       1,635.6       100%      1,533.1       100%
      Fair value adjustment of hedged debt         (2.9)                   (5.4)
      -----------------------------------------------------------------------------------
              Total debt                       $1,632.7                $1,527.7
      ===================================================================================

Term Notes

      We issued $125.0 million of fixed rate term notes in April 2007. The notes comprise $75.0 million of five-year, 5.48% notes and $50.0 million of seven-year, 5.57% notes due at maturity in April 2012 and 2014. We will pay interest semiannually. We repaid bank and securitization borrowings with the proceeds.

      We repaid $25.0 million of 5.92% fixed rate term notes at maturity and we converted a $10.0 million floating rate term note from a bank due in fiscal 2008 to a $15.0 million three-year committed unsecured revolving credit facility in the first nine months of fiscal 2007.

Asset Securitization Financings

      We have a $425.0 million asset securitization facility. We established the facility in July 2001. The facility was renewed a sixth time in April 2007 and expires in April 2008 subject to further renewal. The facility limits borrowings to a minimum level of securitized receivables. If borrowings exceed the minimum level, we must repay the excess or securitize more receivables. We can securitize more receivables during the term of the facility. On expiration and nonrenewal of the facility, we must repay borrowings outstanding or convert them into term debt. The term debt would be repaid monthly and would be fully repaid by December 2009 based on the contractual payments of the $478.0 million of securitized receivables at April 30, 2007.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($835.0 million at April 30, 2007). Therefore, we could securitize an additional $357.0 million of finance receivables at April 30, 2007. Borrowings are limited to 94% of securitized receivables and can be further limited based on the eligibility of securitized receivables.

Convertible Debentures

      We irrevocably elected in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. We still would need to pay any value over principal with common stock. The value of the convertible debentures equals the number of convertible shares multiplied by the market value of our common stock. There are 6.2 million convertible shares (as adjusted), the adjusted conversion price is $28.37 per share and the adjusted conversion rate is 35.25 shares for each $1,000 of principal. No event allowing for the debentures to be converted has occurred through April 30, 2007.

Bank Credit Facilities

      We have $530.0 million of committed unsecured revolving credit facilities from ten banks (a $60.0 million increase from July 31, 2006). This includes $450.0 million of facilities with original terms ranging from two to five years and $80.0 million of facilities with an original term of one year. In the first nine months of fiscal 2007, $142.5 million of one year facilities were converted into multi-year facilities. Borrowings under these facilities can mature between 1 and 270 days. We can borrow the full amount under each facility. These facilities may be renewed or extended before they expire.

Commercial Paper

      We issue commercial paper direct and through a $500.0 million program with maturities between 1 and 270 days. We increased the size of our commercial paper program in the second quarter of fiscal 2007 from $350.0 million. The combined amount of commercial paper and bank borrowings ($323.6 million April 30, 2007) was limited to $530.0 million because commercial paper outstanding is limited to the unused amount of our bank credit facilities. Commercial paper outstanding increased during the first nine months of fiscal 2007 because we added a commercial paper dealer.

Stockholders' Equity

      We increased the amount available under our common stock and convertible debt repurchase program by $32.6 million and we repurchased 1.7 million shares of our common stock for $45.4 million paying a weighted-average price of $26.80 per share in the third quarter of fiscal 2007. We financed the repurchases with the proceeds from the seven-year fixed rate term notes issued in April 2007 and with borrowings under our bank credit facilities. We also received 17,500 shares of common stock from employees in the first nine months of fiscal 2007 at a weighted-average price of $26.70 per share for payment of income tax we were required to withhold on vested shares of restricted stock. We retired all shares repurchased and received in fiscal 2007.

      We paid $10.9 million of cash dividends and we received $6.4 million from stock option exercises and tax benefits from stock-based awards in the first nine months of fiscal 2007.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (the net yield of finance receivables less the weighted-average cost of debt) is an integral part of a finance company's profitability and is calculated below:

      =========================================================================
                                         Three Months Ended   Nine Months Ended
                                                  April 30,           April 30,
                                         --------------------------------------
                                            2007       2006     2007       2006
      =========================================================================
      Net yield of finance receivables      9.37%      9.12%    9.25%      8.80%
      Weighted-average cost of debt         5.33       4.96     5.36       4.70
      -------------------------------------------------------------------------
              Net interest spread           4.04%      4.16%    3.89%      4.10%
      =========================================================================

      Our net interest spread was 0.12% (12 basis points) lower in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, and was 0.21% (21 basis points) lower in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 because the effects of higher average short-term market interest rates on our cost of debt exceeded the increase in the net yield of finance receivables. This is an expected result of an inverted yield curve as discussed below.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread (this occurred during our prior two fiscal years) and decreases in short-term rates increase our net interest spread because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 52% of our debt is floating rate compared to floating rate finance receivables of only 8%. Our net interest spread is also affected when the differences between short-term and long-term rates change. Long-term rates normally exceed short-term rates. When this excess narrows (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. We can mitigate the effects of an inverted yield curve by issuing long-term fixed rate debt.

      Short-term market interest rates changed little during the first nine months of fiscal 2007 after rising substantially and consistently over the prior two years. As a result, our weighted-average cost of debt decreased by 0.03% (3 basis points) in the third quarter of fiscal 2007 compared to quarterly increases of 0.25% (25 basis points) during the prior two fiscal years. The increase in our weighted-average cost of debt during the first nine months of fiscal 2007 was only 0.07% (7 basis points).

      Our income is subject to the risk of rising short-term market interest rates and an inverted yield curve at April 30, 2007 because floating rate debt exceeded floating rate receivables by $681.7 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are collected monthly over short terms of two to five years and have been accelerated by prepayments. At April 30, 2007, $695.0 million (36%) of fixed rate finance receivables are scheduled to be collected in one year and the weighted-average remaining life of fixed rate finance receivables excluding prepayments is approximately twenty months. We do not match the maturities of our debt to our finance receivables. The fixed and floating rate amounts and percentages of our finance receivables and capital at April 30, 2007 follow ($ in millions):

      ================================================================================
                                         Fixed Rate         Floating Rate
                                  -----------------       ---------------
                                    Amount  Percent       Amount  Percent        Total
      ================================================================================
      Finance receivables         $1,930.3       92%      $167.6        8%    $2,097.9
      ================================================================================

      Debt (principal)            $  786.3       48%      $849.3       52%    $1,635.6
      Stockholders' equity           382.9      100           --       --        382.9
      --------------------------------------------------------------------------------
        Total debt and equity     $1,169.2       58%      $849.3       42%    $2,018.5
      ================================================================================

      Floating rate debt comprises asset securitization financings, commercial paper, floating rate swaps of fixed rate notes and bank borrowings, and reprices (interest rate changes based on current short-term market interest rates) at April 30, 2007 as follows: $646.2 million (76%) within one month, $86.9 million (10%) in two to three months and $116.2 million (14%) in four to six months. Most of the floating rate swaps of fixed rate notes last repriced in April 2007. The repricing frequency of floating rate debt follows (in millions):

      =========================================================================
                                       Balance   Repricing Frequency
      =========================================================================
      Asset securitization financings   $382.5   generally daily
      Commercial paper                   289.9   1 to 90 days (20 day average)
      Floating rate swaps of fixed
        rate notes                       143.3   semiannually (150 day average)
      Bank borrowings                     33.7   generally daily
      =========================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce quarterly net income by approximately $0.6 million at April 30, 2007 based on scheduled repricings of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $1.0 million excluding the expected increase in the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt has been historically lower than fixed rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from these amounts. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to potential adverse changes in market interest rates with derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives.

      We entered into interest rate locks with a total notional amount of $100.0 million with three banks in September 2006. The rate locks had a March 2007 expiration. We designated the rate locks as cash flow hedges of our anticipated issuance of fixed rate term notes hedging the risk of higher interest payments on the notes for the first five years from increases in market interest rates before the notes were issued. We terminated the rate locks in January 2007 at a $1.0 million gain. We would have realized a small loss if we let the rate locks expire.

      We entered into another interest rate lock with a notional amount of $50.0 million with a bank in March 2007 with an April 2007 expiration. We designated it as a cash flow hedge of the same anticipated fixed rate term notes issuance originally hedged in September 2006. We hedged these notes again because applicable market interest rates declined more than 0.40% (40 basis points) after we terminated the first three rate locks. We terminated this rate lock in April 2007 when the hedged notes were issued and we realized a $169,000 gain. The four rate locks were determined to be highly effective.

      The amount of the gains on these four rate locks relating to hedge ineffectiveness was $100,000. We recorded this amount as a reduction of interest expense in the three and nine months ended April 30, 2007. We recorded the $1.1 million effective amount of these gains in stockholders' equity as accumulated other comprehensive income net of deferred income tax of $0.4 million. We are reclassifying this after-tax amount into net income over five years by reducing interest expense and deferred income tax. These rate locks effectively lowered the interest rate on the fixed rate notes issued in April 2007 by 0.20% (20 basis points).

      We also have fixed to floating interest rate swaps with a total notional amount of $143.3 million at April 30, 2007 and July 31, 2006. The swaps effectively converted fixed rate term notes into floating rate term notes. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR (5.36% at April 30, 2007). The swaps increased interest expense by $0.8 million in the third quarter of fiscal 2007 and by $2.3 million in the first nine months of fiscal 2007. The weighted-average pay rate of 6.89% at April 30, 2007 exceeded the 4.88% weighted-average receive rate by 201 basis points (2.01%). The weighted-average remaining term of the swaps at April 30, 2007 is 1.3 years.


NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") in July 2006. FIN No. 48 requires companies to determine if any tax positions taken on their income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing jurisdiction. If tax positions pass the more-likely-than-not test, companies then record benefits from them only equal to the highest amount having a greater than 50% chance of being realized assuming the tax positions would be challenged by a taxing jurisdiction. No benefits would be recorded for tax positions failing the more-likely-than-not test. Tax benefits include income tax savings and the related interest expense savings. Whether tax positions pass the test or not, adopting FIN No. 48 could result in additional income tax provisions or expenses for any interest and penalties on potential underpayments of income tax, or both. FIN No. 48 is effective in the first quarter of fiscal years beginning after December 15, 2006. It will become effective for us on August 1, 2007, the beginning of our fiscal year ending July 31, 2008. We are evaluating how it may affect our consolidated financial statements.

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

      See the Market Interest Rate Risk and Sensitivity Section in Part I Item
2.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the third quarter of fiscal 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.


PART II - OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                             ISSUER PURCHASES OF EQUITY SECURITIES
                              For the Quarter Ended April 30, 2007

      ======================================================================================
                                             (c) Total Number of          (d) Maximum Number
                   (a) Total                    Shares Purchased      (or Approximate Dollar
                      Number   (b) Average   as Part of Publicly   Value) of Shares that May
                   of Shares    Price Paid    Announced Plans or      Yet Be Purchased Under
      Month        Purchased     per Share              Programs       the Plans or Programs
      ======================================================================================
      March 2007     643,059       $ 26.43               643,059                $ 33,025,000
      April 2007   1,062,635       $ 27.03             1,062,635                $  4,300,000
      ======================================================================================

      We did not sell any unregistered shares of common stock during the third quarter of fiscal 2007. We increased the amount available under our common stock and convertible debt repurchase program by $32.6 million in the third quarter of fiscal 2007. Shares repurchased during the quarter include 1.7 million shares purchased on the open market and 12,500 shares received from employees for payment of income tax we were required to withhold on vested shares of restricted stock. We retired all shares repurchased and received in the third quarter of fiscal 2007. A total of $73.3 million was authorized for repurchases of common stock and convertible debt since the program's inception and we repurchased 2.8 million shares of common stock for $61.8 million and $8.8 million of convertible debt for $7.2 million through April 30, 2007. We completed the program in May 2007 with the repurchase of 159,000 shares for $4.3 million paying a $27.00 weighted-average price per share.


Item 5. Other Information

      We issued a press release on June 4, 2007 reporting our results for the quarter ended April 30, 2007. The press release is attached as Exhibit 99.1.
Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      We issued a press release on June 4, 2007 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock and authorized a new $50 million common stock and convertible debt repurchase program. The press release is attached as Exhibit 99.2. The dividend is payable on July 10, 2007 to stockholders of record at the close of business on June 22, 2007. The dividend rate is the same as the previous quarter.


Item 6. Exhibits

Exhibit No.   Description of Exhibit
--------------------------------------------------------------------------------
 3.1    (a)   Articles of Incorporation
 3.2    (b)   Certificate of Amendment of Articles of Incorporation dated
              December 9, 1998
 3.3    (c)   Amended and Restated By-laws dated March 5, 2007
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1          Section 1350 Certification of Chief Executive Officer
32.2          Section 1350 Certification of Chief Financial Officer
99.1          Press release dated June 4, 2007
99.2          Press release dated June 4, 2007

Previously filed with the Securities and Exchange Commission as an exhibit to our:
--------------------------------------------------------------------------------
(a) Registration Statement on Form S-1 (Registration No. 33-46662) filed May 28, 1992
(b)   Form 10-Q for the quarter ended January 31, 1999
(c)   Form 10-Q for the quarter ended January 31, 2007

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


June 5, 2007
------------
(Date)