Form 10-K
period 2007-07-31
FINANCIAL FEDERAL CORP
filed 2007-09-27
CIK 854711

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended July 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

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

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.                        Yes |X| No |_|

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           Yes |_| No |X|

The aggregate market value of common stock held by non-affiliates of the registrant was $726,309,784 based on the January 31, 2007 closing price of the registrant's common stock on the New York Stock Exchange. For purposes of calculating this amount, executive officers and directors of the registrant were deemed to be affiliates.

The number of shares outstanding of the registrant's common stock at September 17, 2007 was 25,818,796.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be held December 11, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           Annual Report on Form 10-K
                        for the year ended July 31, 2007


                                TABLE OF CONTENTS



Part I                                                                  Page No.
----------------------------------------------------------------------  --------
Item 1.    Business                                                         3-5

Item 1A.   Risk Factors                                                     5-7

Item 1B.   Unresolved Staff Comments                                        7

Item 2.    Properties                                                       7

Item 3.    Legal Proceedings                                                7

Item 4.    Submission of Matters to a Vote of Security Holders              8


Part II
----------------------------------------------------------------------

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                8-9

Item 6.    Selected Financial Data                                         10

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10-22

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk      22

Item 8.    Financial Statements and Supplementary Data                     23-41

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        42

Item 9A.   Controls and Procedures                                         42-43

Item 9B.   Other Information                                               43


Part III
----------------------------------------------------------------------

Item 10.   Directors, Executive Officers and Corporate Governance          44

Item 11.   Executive Compensation                                          44

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related  Stockholder Matters                     44

Item 13.   Certain Relationships and Related Transactions, and
           Director Independence                                           44

Item 14.   Principal Accounting Fees and Services                          44


Part IV
----------------------------------------------------------------------

Item 15.   Exhibits and Financial Statement Schedules                      45-46


Signatures                                                                 47

PART I

Item 1.   Business

         Financial Federal Corporation incorporated in Nevada in 1989. We are an independent financial services company with $2.1 billion of assets at July 31, 2007. We provide collateralized lending, financing and leasing services nationwide to small and medium sized businesses with annual revenues typically below $25 million in the general construction, road and infrastructure construction and repair, road transportation and refuse industries. We finance new and used revenue-producing, essential-use equipment from major manufacturers that is movable, has an economic life longer than the term financed, is not subject to rapid technological obsolescence, can be used in more than one type of business and has broad resale markets. We finance bulldozers, buses, cement mixers, compactors, concrete pumps, crawler cranes, earthmovers, excavators, hydraulic truck cranes, loaders, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Virtually all of our finance receivables are secured by a first lien on the equipment financed. We do not have reportable operating segments.

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

Marketing

         Our marketing activities are relationship and service oriented. We focus on providing prompt, responsive and customized service. Our marketing and managerial personnel average about twenty years of financing experience in the industries they serve. We believe their experience, knowledge of equipment values, resale markets and local economic and industry conditions, and their relationships with current and prospective customers enable us to compete by providing prompt, responsive and customized service. Our customer service includes making prompt credit decisions, arranging financing terms to meet customers' needs (and our underwriting criteria), providing customers with direct contact to our executives with decision-making authority, and giving prompt, knowledgeable responses to customers' inquiries and business issues.

         We have marketing personnel in over twenty locations nationwide, including eight full-service operations centers in Texas, North Carolina, New Jersey, Illinois and California. We originate finance receivables through relationships with equipment dealers and, to a lesser extent, manufacturers (collectively referred to as "vendors") and by marketing our services direct to equipment users to buy equipment or refinance their debt. Vendors refer their customers to us and we purchase installment sale contracts, leases and personal property security agreements from vendors who extended credit to their customers. We also provide capital loans and we lease equipment typically under noncancelable full-payout leases. We do not purchase receivables from brokers. We may also purchase portfolios of finance receivables from financial institutions, vendors and others. Our marketing personnel are full-time employees compensated by salary, not commissions, and most participate in our stock plan.

         We have relationships with over 100 midsized vendors. We are not obligated to purchase receivables from vendors and vendors are not obligated to sell receivables to us. Our vendor relationships are nonexclusive and we are not dependent on any vendor. We analyze and approve all transactions obtained through vendors.

Originating, Structuring and Underwriting Finance Receivables

         We originate finance receivables generally between $50,000 and $1.5 million with fixed or floating interest rates and terms of two to five years. Finance receivables provide for monthly payments and include prepayment premium provisions. The average transaction size is approximately $220,000. Finance receivables include installment sales, secured loans and leases.

         Our underwriting policies and procedures are designed to maximize yields and minimize delinquencies and net charge-offs. We do not use computer credit scoring. We rely on the experience of our credit officers and management to assess creditworthiness and to evaluate collateral. Every transaction must be approved by at least two credit officers.

         Structuring transactions involves determining the repayment schedule, rate and other fees and charges, evaluating the equipment being financed and determining the need for (i) liens on additional equipment collateral, accounts receivable, inventory or real property (ii) guarantees from the customer's principals or affiliates (iii) security deposits (iv) delayed funding or (v) full or partial vendor recourse.

         We may require vendors and equipment users to submit a credit application. The application includes financial and other information of the applicant and any guarantors, and a description of the equipment. Our credit personnel analyze the application, investigate the applicant's and potential guarantor's credit, evaluate the collateral, investigate financial, trade and industry references and review the applicant's payment history. We may also obtain reports from credit reporting agencies and conduct lien, UCC, litigation, judgment, bankruptcy and tax searches. If the application is approved and the terms of the transaction agreed to, we purchase an installment sale contract or lease from the vendor or enter into a finance or lease transaction with the equipment user. We fund the transaction upon receiving all necessary documents. Our customers are responsible for maintaining and insuring the equipment financed or leased and for any sales, use or property taxes.

         The procedures we use to purchase portfolios of finance receivables include reviewing and analyzing the terms of the receivables, the credit and payment history of the obligors, the documents, the value of the collateral and the yield.

Collection and Servicing

         We instruct our customers to mail payments to bank lockboxes. Customers may also choose to pay electronically by wire transfer, telephone or automated direct payment. We monitor past due accounts closely and we are diligent in collecting past due payments. Our collection activities are performed by experienced personnel and managers in each operations center and may involve senior management or the legal department. Senior management reviews all past due accounts at least monthly. Decisions regarding collateral repossession and subsequent sale involve management and the legal department.

Competition

         Our business is competitive. We compete with banks, manufacturer-owned and other finance and leasing companies, and other financial institutions including GE Capital Corp., CitiCapital and Wells Fargo. Some of our competitors may be better positioned to market their services and financing programs because of their ability to offer more favorable rates and terms and other services. Many of our competitors provide financing at rates lower than we may be willing to provide because they are much larger, have greater financial and other resources and may have lower funding costs. We compete by emphasizing a high-level of equipment and financial expertise, customer service, flexibility in structuring transactions, management involvement in customer relationships and by attracting and retaining experienced managerial and marketing personnel.

Employees

         We had 230 full-time employees at July 31, 2007. All employees and officers are salaried. We offer group health, life and disability insurance benefits, a qualified 401(k) plan and Section 125 cafeteria plans. We do not match employees' 401(k) contributions. There are no collective bargaining, employment, pension or incentive compensation arrangements other than stock option and restricted stock agreements, the 2006 Stock Incentive Plan, the Management Incentive Plan, the Supplemental Retirement Benefit for our Chief Executive Officer and deferred compensation agreements. The agreements have nondisclosure and nonsolicitation terms. Our executive officers also have excise tax restoration agreements for any golden parachute excise tax and all of our officers have indemnification agreements. We consider our relations with employees to be satisfactory.

Regulation

         Our commercial financing, lending and leasing activities are not subject to the same degree of regulation as consumer finance or bank activities. We are subject to State requirements and regulations covering motor vehicle transactions, licensing, documentation and lien perfection. States also limit what we can charge. Our failure to comply with these regulations and requirements can result in loss of principal, interest, or finance charges, the imposition of penalties and restrictions on future business activities.

Executive Officers

         Paul R. Sinsheimer, 60, has served as Chairman of the Board and Chief Executive Officer of the Company since December 2000, as President of the Company since September 1998, as an Executive Vice President of the Company from its inception in 1989 to September 1998 and as a director of the Company since its inception. From 1970 to 1989, Mr. Sinsheimer worked for Commercial Alliance Corporation in several positions including Executive Vice President.

         John V. Golio, 46, has served as an Executive Vice President of the Company since October 2001, as a Senior Vice President of the Company from 1997 to October 2001, as an Operations Center Manager since joining the Company in January 1996 to October 2001 and as a Vice President of the Company's major operating subsidiary from January 1996 to 1997. Before joining the Company, Mr. Golio worked for Commercial Alliance Corporation and its successors in several positions including branch operations manager.

         James H. Mayes, Jr., 38, has served as an Executive Vice President of the Company since March 2004 and held several positions including Vice President of the Company's major operating subsidiary and an Operations Center Manager since joining the Company in 1992 to March 2004.

         William M. Gallagher, 58, has served as a Senior Vice President of the Company since 1990, as Chief Credit Officer since 2002, as an Operations Center Manager from the Company's inception in 1989 to 1999 and as a Vice President of the Company from its inception to 1990. From 1973 to 1989, Mr. Gallagher worked for Commercial Alliance Corporation in several positions including Vice President and branch manager.

         Troy H. Geisser, 46, has served as a Senior Vice President and Secretary of the Company since February 1996, as General Counsel from 1996 to 2000 and held several positions including Vice President of the Company's major operating subsidiary and Operations Center Manager since joining the Company in 1990 to 1996. From 1986 to 1990, Mr. Geisser worked for Commercial Alliance Corporation and its successors in several positions including Northern Division Counsel.

         Steven F. Groth, CFA, 55, has served as a Senior Vice President and Chief Financial Officer since joining the Company in September 2000. From 1985 to 2000, Mr. Groth was Senior Banker and Managing Director of Specialty Finance and Transportation with Fleet Bank from 1997 to 2000 and, from 1985 to 1996, he held several positions, including Division Head, with Fleet Bank and its predecessor, NatWest Bank.

         Angelo G. Garubo, 47, has served as a Vice President and General Counsel of the Company since joining the Company in April 2000. From 1990 to 2000, Mr. Garubo was a partner in the law firm Danzig, Garubo & Kaye where he represented the Company in various legal matters.

         David H. Hamm, CPA, 42, has served as a Vice President of the Company since October 2001, as Treasurer since March 2004 and as Controller since joining the Company in July 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years as an audit manager.


Item 1A. Risk Factors

         The risks we discuss below are events, conditions and uncertainties we believe could have a meaningful adverse impact on our growth, asset quality, liquidity and net interest spread. Growth, asset quality, liquidity and net interest spread are integral to our business, financial position and profitability.

         Growth is important for several reasons. Increasing our size could help us to lower our funding costs, retain and attract qualified personnel, finance larger customers and compete more effectively. If we are unable to grow, our funding costs could increase, we could lose personnel and it could be harder for us to compete.

         We consider asset quality the most important aspect of our business. Asset quality statistics, delinquencies, non-performing assets and net credit losses, (i) gauge our success in collecting our receivables (ii) reflect the effectiveness of our underwriting standards, skills, policies and procedures and
(iii) can indicate the direction and levels of future net charge-offs and non-performing assets. When asset quality weakens, revenue is reduced, provisions for credit losses increase and operating expenses increase because we would classify more receivables to non-accrual status (suspend recognizing income), we would incur more write-downs and we would incur more costs to collect and manage the additional non-performing accounts. Significantly weaker asset quality could also limit our ability to obtain or retain needed capital and could cause our credit ratings to be lowered. We use various strategies to manage credit risk. We discuss asset quality and how we manage credit risk in detail in the Finance Receivables and Asset Quality section of our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

         Liquidity (money currently available for us to borrow) and access to capital (debt and equity) are vital to our operations and growth. We cannot maintain or grow our finance receivables and we may not be able to repay debt if our access to capital is limited. We discuss this in detail in the Liquidity section of our MD&A.

         Our net interest spread (net yield of finance receivables less cost of debt) is the key component of our profitability. Our income is reduced when our net interest spread decreases. Our net interest spread is affected by changes in market interest rates. We discuss this in detail in the Market Interest Rate Risk and Sensitivity section of our MD&A.

Risks

A slowdown in the economy could reverse our growth and cause the quality of our finance receivables to deteriorate

         A recession or less severe economic slowdown would reduce demand for the equipment we finance. This would limit our ability to obtain new business and lower or possibly reverse our finance receivables growth. An economic slowdown would also weaken asset quality because significantly more of our customers would not be able to pay us timely if at all and the value of the equipment securing our finance receivables would decline, possibly significantly. This would increase delinquencies, non-performing assets and net charge-offs. Therefore, slowing economic conditions would weaken our financial position and profitability, and depending on the severity of the impact, could make it difficult for us to maintain our credit ratings and to obtain needed capital. Most finance companies face this risk, but its effects can be more pronounced on us because we only have one source of revenue and one line of business, commercial equipment financing.

Our inability to collect our finance receivables would cause our asset quality to deteriorate

         It is critical for finance companies to collect all amounts owed from their customers. Asset quality weakens when customers fail to make their payments or pay late, or when the value of the equipment securing receivables declines. Therefore, finance companies must underwrite transactions properly and must be diligent in collecting past due accounts. Underwriting includes assessing the customer's creditworthiness, obtaining and assessing the value of collateral and ensuring transactions are documented properly. Equipment values can decline because of excess supply, reduced demand, limited availability of parts and regulatory changes (such as higher vehicle emissions standards). Our asset quality statistics, as discussed in the Finance Receivables and Asset Quality section of our MD&A, have been at unexpectedly favorable low levels and therefore could worsen significantly.

Our inability to obtain needed capital or maintain adequate liquidity would reverse our receivables growth

         Our ability to obtain new debt or equity or to renew or refinance credit facilities (see the Liquidity section of our MD&A for information about maturity and expiration dates) could be limited by (i) a significant deterioration in our asset quality (ii) a significant deterioration in our profitability (iii) reductions of our credit ratings (iv) the poor performance of other finance companies (v) economic conditions and (vi) the availability of funds in capital markets. Capital markets have been reluctant to provide capital to finance companies facing these conditions.

Rising short-term market interest rates have reduced and could continue to reduce our net interest spread

         Rising short-term market interest rates reduce our net interest spread (this occurred in the prior two fiscal years) because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables significantly (by $739.4 million at July 31, 2007). Our net interest spread would also decrease when the differences between long and short-term rates narrow (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"). The yield curve was inverted for most of fiscal 2007. Rising short-term interest rates could also cause an economic slowdown, and an inverted yield curve has been a precursor to economic downturns. Most finance companies face this risk, but its effect is more pronounced on us because of the significant difference between our floating rate debt and floating rate receivables.

We face increased competition because of our small size and because of the relative ease of entry into our type of business

         Most of our competitors are significantly larger than us giving them many competitive advantages. We compete with large national and regional banks, manufacturer-owned finance companies (commonly called "captives") and other finance and leasing companies. Larger competitors have greater resources, lower-cost funding sources and offer more products and services. This enables them to offer interest rates lower than ours and to finance larger customers. Larger competitors could also lower the rates they offer to levels we may be unable to match. This would make it difficult for us to maintain or grow our finance receivables and it could reduce our net interest spread by forcing us to lower our rates.

         It is relatively easy for a new competitor to enter our business. The biggest barrier to entering our business is obtaining capital. The increased availability of capital from the asset-backed securitization market, private equity and other sources has lessened this barrier.

We may not be able to retain employees key to our operations

         We have 230 employees and we are highly dependent on a small number of key operating personnel including our CEO. The loss of key operating personnel
(i) could impair our ability to maintain or grow our finance receivables and to maintain asset quality because they are familiar with our operating methods and are integral in our customer relationships, and (ii) could impair our ability to raise capital.

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

Our growth and asset quality are highly dependent on conditions in the construction and road transportation industries

         Over 80% of our finance receivables are with customers in the construction and road transportation industries. Therefore, a slowdown in or other events or conditions negatively affecting these industries would have similar, or worse, negative effects on us as a general economic slowdown. This limited focus of our business could also limit our ability to grow, could make it difficult for us to expand our business to other industries effectively and could cause us to be affected by slowing economic conditions more severely.

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

Significantly higher prices and limited availability of gasoline could impact our customers severely and weaken our asset quality

         Most of the equipment we finance uses gasoline. Therefore, gasoline is a significant operating expense for our customers and its cost and availability are critical to their operations. Higher than normal increases in the price of gasoline or a disruption in its supply could hurt our customers' operations and their ability to pay us, and could cause an economic slowdown.

Our allowance for credit losses may be insufficient to cover future net charge-offs

         Our allowance for credit losses may be inadequate if our asset quality unexpectedly weakens significantly. This would cause us to record large provisions for credit losses. We discuss this in detail in the Critical Accounting Policies section of our MD&A.

Our failure to comply with State and Federal lending and leasing regulations could result in write-offs and litigation

         Our business activities, including amounts we can charge customers, repossessing equipment, lien perfection and documentation, are subject to State and Federal regulations. Our failure to comply with these regulations or changes to these regulations could prevent us from collecting amounts owed from customers, and could result in lawsuits, penalties and fines against us and restrictions on our ability to do business.


Item 1B. Unresolved Staff Comments

         None


Item 2.  Properties

         Our executive office is located at 733 Third Avenue, New York, New York and is 6,500 square feet. We also have eight full-service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas (two); Lisle (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina (three) and Irvine (Los Angeles), California. We lease all of our office space. Our offices range in size from 5,000 to 20,000 square feet. The leases terminate on various dates through fiscal 2013. We believe our offices are suitable and adequate for their present and proposed uses, and that suitable and adequate offices should be available on reasonable terms for our future needs.


Item 3.  Legal Proceedings

         We are not involved in any legal proceedings that we believe could have a material impact on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None


PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Our Common Stock trades on the New York Stock Exchange under the symbol "FIF." The quarterly high and low closing sales prices of our common stock reported by the New York Stock Exchange and quarterly cash dividends follow:

        =======================================================================
                                                      Price Range          Cash
                                                 ----------------     Dividends
                                                   High       Low     per Share
        =======================================================================
         Fiscal 2007
         -------------------------------------
         First Quarter ended October 31, 2006    $28.59    $26.17         $0.10
         Second Quarter ended January 31, 2007   $29.94    $26.92         $0.15
         Third Quarter ended April 30, 2007      $28.75    $25.63         $0.15
         Fourth Quarter ended July 31, 2007      $30.63    $26.40         $0.15

         Fiscal 2006
         -------------------------------------
         First Quarter ended October 31, 2005    $27.18    $24.41         $0.07
         Second Quarter ended January 31, 2006   $30.07    $25.59         $0.10
         Third Quarter ended April 30, 2006      $29.87    $27.71         $0.10
         Fourth Quarter ended July 31, 2006      $29.81    $26.62         $0.10
         ======================================================================

         We initiated a quarterly cash dividend in December 2004 and raised it by 50% in December 2005 and by 50% again in December 2006. Future cash dividends will depend on our net income, leverage, financial condition, capital requirements, cash flow, long-range plans, income tax laws and other factors the Board of Directors considers relevant. We split our common stock 3-for-2 effected in the form of a stock dividend in January 2006.

         There were 67 holders of record of our Common Stock on September 17, 2007. This amount includes nominees who hold our Common Stock for investors in "street name." We did not sell unregistered shares of our common stock during the fourth quarter of fiscal 2007.

                      ISSUER PURCHASES OF EQUITY SECURITIES
                       For the Quarter Ended July 31, 2007

         ====================================================================================
         Month      (a) Total   (b) Average   (c) Total Number of          (d) Maximum Number
                       Number    Price Paid      Shares Purchased      (or Approximate Dollar
                    of Shares     per Share   as Part of Publicly   Value) of Shares that May
                    Purchased                  Announced Plans or      Yet Be Purchased Under
                                                         Programs       the Plans or Programs
         ====================================================================================
         May 2007     159,404        $26.98               159,404                 $        --
         June 2007    161,669        $29.66               161,669                 $45,205,000
         ====================================================================================

         In May 2007, we completed the common stock repurchase program we established in August 1996 and expanded in August 1998 to include repurchases of convertible debt. We repurchased 2.9 million shares of common stock for $66.1 million and $8.8 million of convertible debt for $7.2 million during the life of the program. We established a new $50.0 million common stock and convertible debt repurchase program in June 2007.

                             STOCK PERFORMANCE GRAPH

         The following graph compares the percentage change in cumulative total stockholder return on our common stock during the five-year period ending July 31, 2007 with the cumulative total return on the Russell 2000 Index and on the S&P Financials Index. The comparison assumes $100 was invested on July 31, 2002 in each index and all dividends were reinvested. Historical stock price performance is not indicative of future stock price performance.

                                [GRAPH OMITTED]

                                  7/02     7/03     7/04     7/05     7/06     7/07
                                 -----    -----    -----    -----    -----    -----
Financial Federal Corporation    100.0    104.4    110.9    133.8    141.9    152.7
Russell 2000                     100.0    123.1    144.1    179.8    187.5    210.2
S&P Financials                   100.0    113.8    127.2    139.6    158.3    163.3

Copyright(c) 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.  Selected Financial Data

         The selected five-year financial data presented below (in thousands, except per share amounts) should be read with the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our Consolidated Financial Statements and accompanying notes in
Item 8, "Financial Statements and Supplementary Data."

============================================================================================
Years Ended July 31,                2007         2006         2005         2004         2003
============================================================================================
Finance Receivables - Net     $2,104,361   $1,967,588   $1,641,854   $1,436,828   $1,391,735
Total Assets                   2,120,074    1,988,344    1,661,845    1,463,918    1,426,082
Total Debt                     1,660,600    1,527,661    1,259,700    1,093,700    1,042,276
Stockholders' Equity             387,753      390,379      342,114      303,890      316,396
Finance Income                   191,254      162,475      126,643      118,305      130,247
Interest Expense                  84,828       67,402       43,748       33,900       43,534
Net Interest Margin              106,426       95,073       82,895       84,405       86,713
Net Income                        50,050       43,619       36,652       31,190       30,088
Earnings per Common Share,
  Diluted                           1.90         1.65         1.41         1.15         1.10
Earnings per Common Share,
  Basic                             1.94         1.68         1.44         1.17         1.12
Cash Dividends per Common
  Share                             0.55         0.37         0.20           --           --
============================================================================================


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

         We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms generally ranging between two and five years and provide for monthly payments. The average transaction size is approximately $220,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity (money currently available for us to borrow) is important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 80% of our finance receivables were funded with debt at July 31, 2007.

         We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the asset quality of our receivables and (iii) managing our interest rate risk. Interest rates on our finance receivables were 92% fixed and 8% floating, and interest rates on our debt were 45% fixed and 55% floating at July 31, 2007. Therefore, changes in market interest rates affect our profitability significantly. The asset quality of our finance receivables can also affect our profitability significantly. Asset quality can affect finance income, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring write-downs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

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

Significant events

         We repurchased 2.03 million shares of our common stock in fiscal 2007 for $55.0 million paying a $27.05 average price per share and we established a new $50.0 million common stock and convertible debt repurchase program in fiscal 2007. We also increased the amount available under our former repurchase program by $32.6 million. The shares repurchased were 8.0% of total shares outstanding and increased our leverage to 4.3 from 3.9. This is discussed further in the Liquidity and Capital Resources section.

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

Allowance for Credit Losses

         The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.0 million (1.13% of finance receivables) at July 31, 2007 including $0.5 million specifically allocated to impaired receivables.

         The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in the remainder of finance receivables (the "general allowance"). We evaluate the fair value of an impaired receivable and compare it to the carrying amount. The carrying amount is the amount the receivable is recorded at when we evaluate the receivable and may include a prior write-down or specific allowance. If our estimate of fair value is lower than the carrying amount, we record a write-down or establish a specific allowance depending on (i) how we determined fair value (ii) how certain we are of our estimate and (iii) the level and type of factors and items other than the primary collateral, such as guarantees and secondary collateral, supporting our fair value estimate.

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

Non-Performing Assets

         We record non-accrual (impaired) finance receivables at their current estimated fair value (if less than their carrying amount). We record repossessed equipment (assets received to satisfy receivables) at their current estimated fair value less selling costs (if less than their carrying amount). We estimate fair value of these non-performing assets by evaluating the expected cash flows of impaired receivables and the market value and condition of the collateral or assets. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell the equipment would require us to record a write-down. This would lower net income. Non-performing assets totaled $21.2 million (1.0% of finance receivables) at July 31, 2007.

Residual Values

         We record residual values on direct financing leases at the lowest of
(i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $42.9 million (2.0% of finance receivables) at July 31, 2007. Historically, we have realized the recorded residual value on disposition.

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


Results of Operations

Comparison of Fiscal 2007 to Fiscal 2006

         ======================================================================
                                      Years Ended July 31,
         ($ in millions, except       --------------------
         per share amounts)                 2007      2006   $ Change  % Change
         ======================================================================
         Finance income                   $191.2    $162.5      $28.7        18%
         Interest expense                   84.8      67.4       17.4        26
         Net finance income before
           provision for credit losses     106.4      95.1       11.3        12
         Provision for credit losses          --        --         --        --
         Salaries and other expenses        24.9      23.7        1.2         5
         Provision for income taxes         31.4      27.8        3.6        13
         Net income                         50.1      43.6        6.5        15

         Diluted earnings per share         1.90      1.65       0.25        15
         Basic earnings per share           1.94      1.68       0.26        15
         ======================================================================

         Net income increased by 15% to $50.1 million in fiscal 2007 from $43.6 million in fiscal 2006. The increase resulted from receivables growth and the higher net yield on finance receivables, partially offset by the effects of higher short-term market interest rates.

         Finance income increased by 18% to $191.2 million in fiscal 2007 from $162.5 million in fiscal 2006. The increase resulted from the 13% increase in average finance receivables ($240.0 million) to $2.07 billion in fiscal 2007 from $1.83 billion in fiscal 2006 and, to a lesser extent, the higher net yield on finance receivables. The net yield on finance receivables increased to 9.25% in fiscal 2007 from 8.89% in fiscal 2006 as a result of higher market interest rates.

         Interest expense (incurred on debt used to fund finance receivables) increased by 26% to $84.8 million in fiscal 2007 from $67.4 million in fiscal 2006. The increase resulted from the 14% ($194.0 million) increase in average debt and higher short-term market interest rates. Increases in short-term market interest rates raised our cost of debt to 5.36% in fiscal 2007 from 4.85% in fiscal 2006.

         Net finance income before provision for credit losses on finance receivables increased by 12% to $106.4 million in fiscal 2007 from $95.1 million in fiscal 2006. Net interest margin (net finance income before provision for credit losses expressed as a percentage of average finance receivables) decreased to 5.15% in fiscal 2007 from 5.20% in fiscal 2006.

         We did not record provisions for credit losses on finance receivables in fiscal 2007 and 2006. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. We did not need to increase the allowance because of continued low net charge-offs and continued strong asset quality, and we did not need to reduce it because of receivables growth. Net charge-offs (write-downs of finance receivables less recoveries) were $108,000 in fiscal 2007 and $125,000 in fiscal 2006, and the loss ratio (net charge-offs expressed as a percentage of average finance receivables) was less than 0.01% in fiscal 2007 and fiscal 2006.

         Salaries and other expenses increased by 5% to $24.9 million in fiscal 2007 from $23.7 million in fiscal 2006. The increase resulted from fewer recoveries of costs associated with non-performing assets and higher salary expense. Salary expense increased because of higher salaries. The expense ratio (salaries and other expenses expressed as a percentage of average finance receivables) improved to 1.21% in fiscal 2007 from 1.30% in fiscal 2006 because the percentage increase in average receivables exceeded the percentage increase in expenses. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 23.4% in fiscal 2007 from 24.9% in fiscal 2006 because the percentage increase in net finance income before provision for credit losses exceeded the percentage increase in expenses.

         The provision for income taxes increased to $31.4 million in fiscal 2007 from $27.8 million in fiscal 2006. The increase resulted from the increase in income before income taxes, partially offset by the decrease in our effective tax rate to 38.6% in fiscal 2007 from 38.9% in fiscal 2006. Our effective tax rate decreased because of the new Texas income tax law effective for fiscal 2007 and the overall decrease in our state effective income tax rate.

         Diluted earnings per share increased by 15% to $1.90 per share in fiscal 2007 from $1.65 per share in fiscal 2006, and basic earnings per share increased by 15% to $1.94 per share in fiscal 2007 from $1.68 per share in fiscal 2006. The percentage increases in diluted and basic earnings per share were the same as the percentage increase in net income because the effect of the
2.0 million shares repurchased in fiscal 2007 and the effect of stock option exercises offset.


Comparison of Fiscal 2006 to Fiscal 2005

         ======================================================================
                                      Years Ended July 31,
         ($ in millions, except       --------------------
         per share amounts)                 2006      2005   $ Change  % Change
         ======================================================================
         Finance income                   $162.5    $126.6      $35.9        28%
         Interest expense                   67.4      43.7       23.7        54
         Net finance income before
           provision for credit losses      95.1      82.9       12.2        15
         Provision for credit losses          --       1.5       (1.5)     (100)
         Salaries and other expenses        23.7      21.5        2.2        10
         Provision for income taxes         27.8      23.2        4.6        19
         Net income                         43.6      36.7        6.9        19

         Diluted earnings per share         1.65      1.41       0.24        17
         Basic earnings per share           1.68      1.44       0.24        17
         ======================================================================

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

         Interest expense (incurred on debt used to fund finance receivables) increased by 54% to $67.4 million in fiscal 2006 from $43.7 million in fiscal 2005. The increase resulted from higher average short-term market interest rates and the 20% ($236.0 million) increase in average debt. Increases in short-term market interest rates, partially offset by the lower weighted-average rate on our fixed rate term debt and lower credit spreads (the difference between the interest rates on our debt and the underlying market interest rates) raised our cost of debt to 4.85% in fiscal 2006 from 3.79% in fiscal 2005.

         Net finance income before provision for credit losses on finance receivables increased by 15% to $95.1 million in fiscal 2006 from $82.9 million in fiscal 2005. Net interest margin decreased to 5.20% in fiscal 2006 from 5.37% in fiscal 2005 because of the significant increase in short-term market interest rates.

         We did not record a provision for credit losses on finance receivables in fiscal 2006 because of low net charge-offs, continued strong asset quality and receivables growth. The provision was $1.5 million in fiscal 2005. We did not need to increase the allowance because of the low amount of net charge-offs and continued strong asset quality, and we did not need to reduce it because of the significant growth in receivables. Net charge-offs decreased to $125,000 in fiscal 2006 from $1.4 million in fiscal 2005. The loss ratio decreased to 0.01% in fiscal 2006 from 0.09% in fiscal 2005. Net charge-offs decreased because of significantly fewer non-accrual receivables.

         Salaries and other expenses increased by 10% to $23.7 million in fiscal 2006 from $21.5 million in fiscal 2005. The increase resulted from increased salary expense and, to a lesser extent, general increases in other operating expenses from strong receivables growth, partially offset by cost savings from significantly fewer non-performing assets. Salary expense increased because of higher salaries, an increase in the number of employees and because SFAS No. 123R required us to record $0.7 million of compensation expense for stock options in fiscal 2006. The expense ratio improved to 1.30% in fiscal 2006 from 1.39% in fiscal 2005 because the rate of receivables growth exceeded the percentage increase in expenses. The efficiency ratio improved to 24.9% in fiscal 2006 from 25.9% in fiscal 2005 because the percentage increase in net finance income exceeded the percentage increase in expenses.

         The provision for income taxes increased to $27.8 million in fiscal 2006 from $23.2 million in fiscal 2005. The increase resulted from the increase in income before income taxes, and to a lesser extent, the slight increase in our effective tax rate to 38.9% in fiscal 2006 from 38.8% in fiscal 2005. Our effective tax rate increased because tax benefits (reductions of the provision for income taxes) cannot be recorded on the $0.6 million of expense for incentive stock options not exercised and not sold in fiscal 2006. This was partially offset by the $120,000 tax benefit we recorded from the change in Texas tax law enacted in our fourth quarter of fiscal 2006. Our fiscal 2006 effective tax rate would have been 38.8% excluding the effects of these two items.

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

         =============================================================================
                                           July 31,    July 31,
         ($ in millions)                      2007*       2006*    $ Change   % Change
         =============================================================================
         Finance receivables               $2,128.4    $1,991.7      $136.7          7%
         Allowance for credit losses           24.0        24.1        (0.1)        --
         Non-performing assets                 21.2        14.6         6.6         45
         Delinquent finance receivables         9.9         8.6         1.3         14
         Net charge-offs                        0.1         0.1          --        (14)

         As a percentage of receivables:
         -------------------------------
         Allowance for credit losses           1.13%       1.21%
         Non-performing assets                 0.99        0.73
         Delinquent finance receivables        0.46        0.43
         Net charge-offs                       0.01        0.01
         =============================================================================

         *  as of and for the year ended

         Finance receivables grew 7% ($137 million) during fiscal 2007 to $2.13 billion at July 31, 2007 from $1.99 billion at July 31, 2006. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 90% ($1.93 billion) of finance receivables and leases were 10% ($203 million) at July 31, 2007.

         Finance receivables originated in fiscal 2007 and 2006 were $1.21 billion and $1.34 billion, respectively. Originations decreased because the strong demand for equipment financing eased due to general economic conditions and because the trucking industry is experiencing a significant slowdown in sales of heavy duty trucks. Finance receivables collected in fiscal 2007 and 2006 were $1.06 billion and $998 million, respectively. Collections increased because of higher average finance receivables.

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

         Our underwriting policies limit our credit exposure with any customer. The limit was $40.0 million at July 31, 2007. Our ten largest customers accounted for 5.9% ($126.0 million) of total finance receivables at July 31, 2007.

         Our allowance for credit losses was $24.0 million at July 31, 2007 and $24.1 million at July 31, 2006. The allowance level declined to 1.13% of finance receivables at July 31, 2007 from 1.21% at July 31, 2006 because of continued low net charge-offs, favorable asset quality and receivables growth. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors.

         Net charge-offs of finance receivables (write-downs less recoveries) were $108,000 in fiscal 2007 and $125,000 in fiscal 2006 and the loss ratios were 0.01%. Net charge-offs remained low because of low non-performing assets.

         The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

         =====================================================================
         July 31,                                            2007         2006
         =====================================================================
         Non-accrual finance receivables *                  $18.8        $13.8
         Repossessed equipment                                2.4          0.8
         ---------------------------------------------------------------------
              Total non-performing assets                   $21.2        $14.6
         =====================================================================
         Delinquent finance receivables                     $ 9.9        $ 8.6
         =====================================================================
         Percentage of non-accrual receivables
            not delinquent                                     69%          54%
         =====================================================================
         * before specifically allocated allowance of $0.5 million at July 31, 2007 and $0.3 million at July 31, 2006

         Delinquent receivables, non-accrual receivables and repossessed equipment increased during fiscal 2007 but are still at favorable levels. We expect continued moderate increases in these amounts. Also, because our asset quality statistics remained below expected levels, they could worsen significantly if receivables from our larger customers become delinquent, impaired or repossessed even though the overall trend may remain positive.

         Our finance receivables reflect industry and geographic concentrations of credit risk. These concentrations result from customers having similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions. At July 31, 2007, our industry concentrations were construction related-44%, road transportation-40% and refuse-11% and our U.S. regional geographic concentrations were Southwest-28%, Southeast-27%, Northeast-16%, West-15% and Central-14%.


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

         Our term notes are rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and our commercial paper is rated 'F2' by Fitch. As a condition of our 'F2' credit rating, commercial paper outstanding is limited to the unused amount of our bank credit facilities. Fitch affirmed its investment grade ratings on our debt in January 2007 and maintained its stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

         We had $240.3 million available to borrow under our bank credit facilities (after subtracting commercial paper outstanding) at July 31, 2007. Our asset securitization facility could also be increased by $346.0 million and we believe we can issue more term notes. We believe, but cannot assure, sufficient capital is available to us to sustain our future operations and growth.

         Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at July 31, 2007. None of the agreements have a material adverse change clause.

         Debt increased by 9% ($133 million) to $1.66 billion at July 31, 2007 from $1.53 billion at July 31, 2006 and stockholders' equity decreased by 1% ($2.6 million) to $387.8 million at July 31, 2007 from $390.4 million at July 31, 2006 because we repurchased $54.9 million of common stock in fiscal 2007. Therefore, leverage (debt-to-equity ratio) increased to 4.3 at July 31, 2007 from 3.9 at July 31, 2006. Our leverage is still considered low allowing for substantial asset growth and additional equity repurchases. Historically, our leverage has not exceeded 5.5 which is also considered low for a finance company.

         Debt comprised the following ($ in millions):

         ==========================================================================
                                               July 31, 2007          July 31, 2006
                                           -----------------     ------------------
                                             Amount  Percent       Amount   Percent
         ==========================================================================
         Term notes                        $  723.3       43%    $  664.5        43%
         Asset securitization financings      425.0       26        425.0        28
         Convertible debentures               175.0       11        175.0        11
         Borrowings under bank credit
           facilities                          50.0        3        149.7        10
         Commercial paper                     289.7       17        118.9         8
         --------------------------------------------------------------------------
             Total principal                1,663.0      100%     1,533.1       100%
         Fair value adjustment of hedged
           debt                                (2.4)                 (5.4)
         --------------------------------------------------------------------------
                  Total debt               $1,660.6              $1,527.7
         ==========================================================================

Term Notes

         We issued $125.0 million of fixed rate term notes in April 2007. The notes comprise $75.0 million of five-year, 5.48% notes and $50.0 million of seven-year, 5.57% notes due at maturity in April 2012 and 2014. We will pay interest semiannually. We repaid bank and securitization borrowings and repurchased common stock with the proceeds.

         We repaid $56.3 million of term notes at maturity with fixed rates ranging from 5.92% and 6.23% and we converted a $10.0 million floating rate term note due in fiscal 2008 to a $15.0 million three-year committed unsecured revolving bank credit facility in fiscal 2007.

Asset Securitization Financings

         We have a $425.0 million asset securitization facility. We established the facility in July 2001. The facility provides for committed revolving financing for one year. The facility was renewed a sixth time in April 2007 and expires in

April 2008. If the facility is not renewed again, we could convert borrowings into term debt. The term debt would be repaid monthly from collections of securitized receivables and would be repaid by February 2010 based on the contractual payments of the $480.0 million of securitized receivables at July 31, 2007.

         Borrowings under the facility are limited to 94% of eligible securitized receivables. Securitized receivables ninety or more days past due, classified as impaired or subject to a bankruptcy, or whose terms are outside of defined limits, are ineligible to be borrowed against. The facility also restricts the amount of net charge-offs of securitized receivables and the amount of delinquent securitized receivables. The facility would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

         The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($848.0 million at July 31, 2007). Therefore, we could securitize an additional $368.0 million of finance receivables at July 31, 2007.

Convertible Debentures

         The debentures are due at maturity in April 2034, but we can redeem them anytime starting in April 2009 by paying the principal amount in cash and debenture holders can require us to repurchase them on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash. Debenture holders can also convert the debentures into cash and common stock before maturity as discussed below. The market value of the debentures was 110.7% of their principal amount at July 31, 2007.

         The debentures can only be converted (i) in any fiscal quarter when the closing price of our common stock is at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch (three ratings levels lower than the initial rating) (iii) if we call the debentures for redemption or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through July 31, 2007. The market price condition would have been met at July 31, 2007 if the price of our common stock closed above $36.69 for the required period. The closing price of our common stock was $28.35 on July 31, 2007.

         The debentures can only convert into shares of our common stock when their value exceeds their principal amount because we irrevocably elected in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. Their value equals the number of convertible shares multiplied by the market value of our common stock. There are 6.2 million convertible (but not issuable) shares, the adjusted conversion price is $28.22 per share and the adjusted conversion rate is 35.43 shares for each $1,000 of principal. If the value of converted debentures exceeds their principal amount, shares of common stock needed to pay the value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price and multiplied by the number of convertible shares. The conversion rate and number of convertible shares increase and the conversion price decreases when we pay dividends on our common stock.

Bank Credit Facilities

         We have $580.0 million of committed unsecured revolving credit facilities from eleven banks (a $110.0 million increase from July 31, 2006). This includes $500.0 million of facilities with original terms ranging from two to five years and $80.0 million of facilities with an original term of one year. These facilities range from $15.0 million to $110.0 million. In fiscal 2007, $142.5 million of one year facilities were converted into multi-year facilities. Borrowings under these facilities can mature between 1 and 270 days. Borrowings outstanding at July 31, 2007 matured August 1, 2007. The multi-year facilities expire as follows (in millions):

         =================================================================
         Fiscal:      2009        2010       2011         2012        2013
         =================================================================
                     $45.0      $110.0      $55.0       $265.0       $25.0
         =================================================================

         These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility. None of the facilities are for commercial paper back-up only and the facilities do not have usage fees. These facilities may be renewed, extended or increased before they expire.

         Bank credit facility activity is summarized below ($ in millions):

         ======================================================================
         Years Ended July 31,                       2007                   2006
         ----------------------------------------------------------------------
                                     Amount   # of Banks    Amount   # of Banks
         ======================================================================
         Total - beginning of year   $470.0            9    $395.0            9
            New                        65.0            2      50.0            1
            Expired not renewed          --           --     (15.0)           1
            Increased                  45.0            2      40.0            3
         ----------------------------------                 ------
         Total - end of year         $580.0           11    $470.0            9
         ======================================================================
         Renewed at expiration       $222.5                 $197.5
         ======================================================================
         Term extended before
            expiration               $230.0                 $152.5
         ======================================================================

Commercial Paper

         We issue commercial paper direct and through a $500.0 million program with maturities between 1 and 270 days. We increased the program in fiscal 2007 from $350.0 million. The combined amount of commercial paper and bank borrowings ($339.7 million July 31, 2007) was limited to $580.0 million because commercial paper outstanding can not exceed the unused amount of our bank credit facilities. Commercial paper outstanding increased in fiscal 2007 because we added a commercial paper dealer.

         Information on the combined amounts of bank borrowings and commercial paper follows (in millions):

         ====================================================================
         Years Ended July 31,                      2007       2006       2005
         ====================================================================
         Maximum outstanding during the year     $393.7     $351.3     $307.0
         Average outstanding during the year      329.6      257.3      177.7
         Outstanding at end of year               339.7      268.6      307.0
         ====================================================================

Contractual Obligations

         Our long-term contractual obligations and other information at July 31, 2007 are summarized below ($ in millions):

         ==============================================================================================
                                                                           Payments Due by Fiscal Years
                                 ----------------------------------------------------------------------
                                                                                         2013-
                                   2008       2009       2010       2011       2012       2014    Total
         ==============================================================================================
         Term notes              $123.3   $     --   $  225.0   $  210.0   $   75.0   $   90.0   $723.3
         Convertible debentures      --      175.0         --         --         --         --    175.0
         Operating leases           1.3        1.4        1.1        1.1        0.5        0.1      5.5
         Other long-term
           liability reflected
           on the balance sheet
           under GAAP               0.4        0.1        0.1         --         --         --      0.6
         ----------------------------------------------------------------------------------------------
                Total payments   $125.0   $  176.4   $  226.2   $  211.1   $   75.5   $   90.1   $904.4
         ==============================================================================================
         Percentage                  14%        20%        25%        23%         8%        10%     100%
         ==============================================================================================
         Other debt              $764.7         --         --         --         --         --   $764.7
         ==============================================================================================
         Cumulative payments     $889.7   $1,066.1   $1,292.3   $1,503.4   $1,578.9   $1,669.1
         ==============================================================================================
         Cumulative scheduled
           collections of
           finance receivables   $771.2   $1,369.4   $1,797.4   $2,023.5   $2,111.9   $2,128.4
         ==============================================================================================

         The weighted-average maturity of our term debt (term notes and convertible debentures) was 3.0 years at July 31, 2007 and 3.3 years at July 31, 2006. Term notes and convertible debentures are discussed in Note 3 to the Consolidated Financial Statements and operating leases in Note 10. The other long-term liability is deferred compensation owed to an executive officer and our former CEO's beneficiary. Other debt is asset securitization financings, bank borrowings and commercial paper. As shown in the table, after one year, cumulative scheduled collections of finance receivables exceed cumulative payments under contractual obligations.

Stockholders' Equity

         We established a new $50.0 million common stock and convertible debt repurchase program in fiscal 2007 after completing our former program. We also increased the amount available under our former program by $32.6 million in fiscal 2007. We repurchased 2.0 million shares of our common stock for $54.5 million at an average price of $27.05 per share in fiscal 2007 under these programs. We financed the repurchases with the proceeds from the seven-year fixed rate term notes issued in April 2007 and borrowings under bank credit facilities. We also received 17,500 shares of common stock from employees in fiscal 2007 at an average price of $26.70 per share for payment of income tax we were required to withhold on vested shares of restricted stock. We retired all shares repurchased and received in fiscal 2007. There was $45.2 million available for future repurchases under the new program at July 31, 2007. The new program does not have a set expiration.

         We paid $14.8 million of cash dividends and we received $9.6 million from stock option exercises and tax benefits from stock-based awards in fiscal 2007.


Market Interest Rate Risk and Sensitivity

         We discuss how changes in market interest rates affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

         ====================================================================
         Years Ended July 31,                  2007          2006        2005
         ====================================================================
         Net yield of finance receivables      9.25%         8.89%       8.20%
         Cost of debt                          5.36          4.85        3.79
         --------------------------------------------------------------------
                  Net interest spread          3.89%         4.04%       4.41%
         ====================================================================

         Our net interest spread was 0.15% (15 basis points) lower in fiscal 2007 compared to fiscal 2006 because the effects of increases in short-term market interest rates during fiscal 2006 on our cost of debt in fiscal 2007 exceeded the increase in the net yield of finance receivables. This is an expected result of an inverted yield curve as discussed below.

         Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread (this occurred during our prior two fiscal years and continued to affect us in fiscal 2007) and decreases in short-term rates increase our net interest spread because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 55% of our debt is floating rate compared to floating rate finance receivables of only 8%. Our net interest spread is also affected when the differences between short-term and long-term rates change. Long-term rates normally exceed short-term rates. When this excess narrows (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. We can mitigate the effects of an inverted yield curve by issuing long-term fixed rate debt. The yield curve was inverted during most of fiscal 2007.

         Short-term market interest rates changed little in fiscal 2007 after rising substantially and consistently over the prior two years. As a result, our cost of debt remained flat during the year. Long-term market interest rates increased during the latter part of fiscal 2007 reversing the inverted yield curve. Higher long-term market interest rates will increase the cost of future issuances of fixed-rate term debt and could also result in higher yields on finance receivables.

         Our income is subject to the risk of rising short-term market interest rates and a flat or inverted yield curve at July 31, 2007 because floating rate debt exceeded floating rate receivables by $739.4 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are collected monthly over short terms of two to five years and have been accelerated by prepayments. At July 31, 2007, $694.0 million (35%) of fixed rate finance receivables are scheduled to be collected in one year and the weighted-average remaining life of fixed rate finance receivables excluding prepayments is approximately twenty months. Historically, annual collections have exceeded 50% of average receivables. We do not match the maturities of our debt to our finance receivables. The fixed and floating rate amounts and percentages of our finance receivables and capital at July 31, 2007 follow ($ in millions):

         ============================================================================
                                          Fixed Rate       Floating Rate
                                   -----------------     ---------------
                                     Amount  Percent     Amount  Percent        Total
         ============================================================================
         Finance receivables       $1,959.8       92%    $168.6        8%    $2,128.4
         ============================================================================

         Debt (principal)          $  755.0       45%    $908.0       55%    $1,663.0
         Stockholders' equity         387.8      100         --       --        387.8
         ----------------------------------------------------------------------------
           Total debt and equity   $1,142.8       56%    $908.0       44%    $2,050.8
         ============================================================================

         Floating rate debt comprises asset securitization financings, commercial paper, floating rate swaps of fixed rate notes and bank borrowings, and reprices (interest rate changes based on current short-term market interest rates) at July 31, 2007 as follows: $718.8 million (79%) within one month, $177.4 million (20%) in two to three months and $11.8 million (1%) in four to six months. The repricing frequency of floating rate debt follows (in millions):

         ====================================================================
                                    Amount     Repricing Frequency
         ====================================================================
         Asset securitization
           financings               $425.0     generally daily
         Commercial paper            289.7     1 to 90 days (20 day average)
         Floating rate swaps of
           fixed rate notes          143.3     semiannually (150 day average)
         Bank borrowings              50.0     generally daily
         ====================================================================

         We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce annual net income by approximately $2.7 million at July 31, 2007 based on scheduled repricings of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $4.3 million excluding the expected increase in the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt has been historically lower than fixed rate debt. These hypothetical reductions of annual net income at July 31, 2006 were $2.7 million or $4.2 million. Actual future changes in market interest rates and the effect on net income may differ materially from these amounts. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation.

         We monitor and manage our exposure to potential adverse changes in market interest rates with derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives.

         We entered into interest rate locks (in the form of forward starting interest rate swaps) with a total notional amount of $100.0 million with three banks in September 2006. The rate locks had a March 2007 expiration. We designated the rate locks as cash flow hedges of our anticipated issuance of fixed rate term notes hedging the risk of higher interest payments on the notes for the first five years from increases in market interest rates before the notes were issued. We received $1.0 million when we terminated the rate locks in January 2007.

         We entered into another interest rate lock (also a forward starting interest rate swap) with a notional amount of $50.0 million with a bank in March 2007 with an April 2007 expiration. We designated it as a cash flow hedge of the same anticipated fixed rate term notes issuance originally hedged in September 2006. We hedged these notes again because applicable market interest rates declined more than 0.40% (40 basis points) after we terminated the initial rate locks. We terminated this rate lock in April 2007 when the hedged notes were issued and we received $169,000. All of the rate locks were determined to be highly effective.

         The amount of the gains on these rate locks relating to hedge ineffectiveness was $100,000. We recorded this amount as a reduction of interest expense in fiscal 2007. We recorded the $1.1 million effective amount of these gains in stockholders' equity as accumulated other comprehensive income net of deferred income tax of $0.4 million. We are reclassifying this after-tax amount into net income over five years (the term of the notes issued) by reducing interest expense and deferred income tax. These rate locks effectively lowered the interest rate on the fixed rate notes issued in April 2007 by 0.20% (20 basis points).

         We also have fixed to floating interest rate swaps with a total notional amount of $143.3 million at July 31, 2007 and 2006. The swaps effectively convert fixed rate term notes into floating rate term notes. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR (5.33% at July 31, 2007). The swaps increased interest expense by $3.0 million in fiscal 2007 and by $1.6 million in fiscal 2006. The weighted-average pay rate of 6.90% at July 31, 2007 exceeded the 4.88% weighted-average receive rate by 202 basis points (2.02%). The weighted-average remaining term of the swaps at July 31, 2007 is one year. Information for each swap at July 31, 2007 follows:

         ==============================================================================
                                                    Fixed
                                      Notional    Receive     Floating
         Issued         Expires         Amount       Rate     Pay Rate     Reprices
         ==============================================================================
         April 2003     April 2010       $12.5       4.96%        6.51%    October 2007
         July 2003      April 2008        25.0       4.37         6.14     October 2007
         July 2003      June 2008         12.5       4.37         6.84     October 2007
         July 2003      June 2008         25.0       4.37         6.65     October 2007
         July 2003      June 2010         12.5       4.96         6.82     October 2007
         August 2003    April 2008        24.5       4.37         6.05     October 2007
         April 2004     August 2007       31.3       6.23         8.58
         ==============================================================================

New Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") in July 2006. FIN No. 48 requires companies to determine if any tax positions taken on their income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing authority. If tax positions pass the more-likely-than-not test, companies then record benefits from them only equal to the highest amount having a greater than 50% chance of being realized assuming the tax positions would be challenged by a taxing authority. No benefits would be recorded for tax positions failing the more-likely-than-not test. Tax benefits include income tax savings and the related interest expense savings. Whether tax positions pass the test or not, adopting FIN No. 48 could result in additional income tax provisions or expenses for any interest and penalties on potential underpayments of income tax, or both. FIN No. 48 is effective in the first quarter of fiscal years beginning after December 15, 2006. We must start applying it in the first quarter of fiscal 2008. We are still evaluating its affects on our consolidated financial statements. The Internal Revenue Service completed their audit of our fiscal 2005 and 2004 consolidated income tax returns in July 2007 and made no changes to the tax reported.

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


Forward-Looking Statements

         Statements in this report contain the words or phrases "can be," "expect," "anticipate," "may," "believe," "estimate," "intend," "could," "should," "would," "if" and similar words and phrases are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ from those anticipated by forward-looking statements materially because of the uncertainties and risks described in "Part I, Item 1A Risk Factors" and other sections of this report. These risk factors include (i) an economic slowdown
(ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity (iv) rising short-term market interest rates and adverse changes in the yield curve (v) increased competition (vi) the inability to retain key employees and (vii) adverse conditions in the construction and road transportation industries. Forward-looking statements apply only as of the date made and we are not required to update forward-looking statements for future or unanticipated events or circumstances.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         See Item 7, Market Interest Rate Risk and Sensitivity.

Item 8.  Financial Statements and Supplementary Data

         Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Financial Federal Corporation:

We have audited the accompanying consolidated balance sheets of Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") as of July 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Federal as of July 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Financial Federal's internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 24, 2007 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
September 24, 2007

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

============================================================================================
July 31,                                                             2007               2006
============================================================================================
ASSETS
Finance receivables                                           $ 2,128,353        $ 1,991,688
Allowance for credit losses                                       (23,992)           (24,100)
--------------------------------------------------------------------------------------------
     Finance receivables - net                                  2,104,361          1,967,588
Cash                                                                5,861              8,143
Other assets                                                        9,852             12,613
--------------------------------------------------------------------------------------------
        TOTAL ASSETS                                          $ 2,120,074        $ 1,988,344
============================================================================================

LIABILITIES
Debt:
   Long-term ($5,700 at July 31, 2007 and 2006 owed to
     related parties)                                         $ 1,335,850        $ 1,252,350
   Short-term                                                     324,750            275,311
Accrued interest, taxes and other liabilities                      45,953             50,593
Deferred income taxes                                              25,768             19,711
--------------------------------------------------------------------------------------------
     Total liabilities                                          1,732,321          1,597,965
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                --                 --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares):  25,760 at July 31, 2007 and 27,216 at
   July 31, 2006                                                   12,880             13,608
Additional paid-in capital                                        129,167            123,091
Retained earnings                                                 244,646            253,128
Accumulated other comprehensive income                              1,060                552
--------------------------------------------------------------------------------------------
     Total stockholders' equity                                   387,753            390,379
--------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 2,120,074        $ 1,988,344
============================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)

===========================================================================================
Years Ended July 31,                                       2007          2006          2005
===========================================================================================
Finance income                                         $191,254      $162,475      $126,643
Interest expense                                         84,828        67,402        43,748
-------------------------------------------------------------------------------------------
    Net finance income before provision for credit
       losses on finance receivables                    106,426        95,073        82,895

Provision for credit losses on finance receivables           --            --         1,500
-------------------------------------------------------------------------------------------
    Net finance income                                  106,426        95,073        81,395

Salaries and other expenses                              24,945        23,676        21,477
-------------------------------------------------------------------------------------------
    Income before income taxes                           81,481        71,397        59,918

Provision for income taxes                               31,431        27,778        23,266
-------------------------------------------------------------------------------------------
       NET INCOME                                      $ 50,050      $ 43,619      $ 36,652
===========================================================================================
EARNINGS PER COMMON SHARE:
       Diluted                                         $   1.90      $   1.65      $   1.41
===========================================================================================
       Basic                                           $   1.94      $   1.68      $   1.44
===========================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

===================================================================================================
                                                                             Accumulated
                                     Common Stock  Additional                      Other
                                 ----------------     Paid-In    Retained  Comprehensive
                                 Shares    Amount     Capital    Earnings         Income      Total
===================================================================================================
BALANCE - JULY 31, 2004          25,903   $12,952    $101,920    $189,018         $   --   $303,890
  Net income                         --        --          --      36,652             --     36,652
  Stock repurchased (42 shares
    retired and 24 shares held
    in treasury)                    (66)      (33)     (1,024)       (599)            --     (1,656)
  Stock plan activity:
    Shares issued                   394       197       4,695         (66)            --      4,826
    Compensation recognized          --        --       2,630          --             --      2,630
    Tax benefits                     --        --       1,005          --             --      1,005
  Common stock cash dividends        --        --          --      (5,233)            --     (5,233)
---------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2005          26,231    13,116     109,226     219,772             --    342,114
  Net income                         --        --          --      43,619             --     43,619
  Unrealized gain on cash flow
    hedge, net of tax                --        --          --          --            589        589
  Reclassification adjustment
    for realized gain included
    in net income, net of tax        --        --          --          --            (37)       (37)
                                                                                             ------
  Comprehensive income                                                                       44,171
                                                                                             ------
  Stock repurchased (retired)       (28)      (14)       (527)       (266)            --       (807)
  Stock plan activity:
    Shares issued                 1,017       508       6,343         (52)            --      6,799
    Compensation recognized          --        --       6,265          --             --      6,265
    Excess tax benefits              --        --       1,784          --             --      1,784
  Common stock cash dividends        --        --          --      (9,838)            --     (9,838)
  Cash paid for fractional
    shares                           (4)       (2)         --        (107)            --       (109)
---------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2006          27,216    13,608     123,091     253,128            552    390,379
  Net income                         --        --          --      50,050             --     50,050
  Unrealized gain on cash flow
    hedge, net of tax                --        --          --          --            720        720
  Reclassification adjustment
    for realized gain included
    in net income, net of tax        --        --          --          --           (212)      (212)
                                                                                             ------
  Comprehensive income                                                                       50,558
                                                                                             ------
  Stock repurchased (retired)    (2,031)   (1,016)    (10,188)    (43,744)            --    (54,948)
  Stock plan activity:
    Shares issued                   584       292       7,869          --             --      8,161
    Shares canceled                  (9)       (4)          4          --             --         --
    Compensation recognized          --        --       6,867          --             --      6,867
    Excess tax benefits              --        --       1,524          --             --      1,524
  Common stock cash dividends        --        --          --     (14,788)            --    (14,788)
---------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2007          25,760   $12,880    $129,167    $244,646         $1,060   $387,753
===================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

===============================================================================================
Years Ended July 31,                                           2007          2006          2005
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                             $   50,050    $   43,619    $   36,652
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization of deferred origination costs and fees      15,951        14,626        15,400
    Stock-based compensation                                  3,992         3,338         2,630
    Provision for credit losses on finance receivables           --            --         1,500
    Depreciation and amortization                               437           798           863
    Deferred income taxes                                     5,738         1,591        (3,636)
    Decrease (increase) in other assets                       1,976        (1,938)        7,711
    Decrease (increase) in accrued interest, taxes and
      other liabilities                                        (116)        9,010        (4,061)
    Excess tax benefits from stock-based awards              (1,524)       (1,784)           --
    Tax benefits from stock plans                                --            --         1,005
-----------------------------------------------------------------------------------------------
           Net cash provided by operating activities         76,504        69,260        58,064
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                         (1,208,161)   (1,335,664)   (1,068,711)
  Finance receivables collected                           1,058,312       998,231       846,785
-----------------------------------------------------------------------------------------------
           Net cash used in investing activities           (149,849)     (337,433)     (221,926)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Commercial paper, net increase (decrease)                 170,861        24,839        (9,600)
  Asset securitization borrowings (repayments)                   --       100,000        39,000
  Bank borrowings, net (decrease) increase                 (109,672)      (63,278)      201,000
  Proceeds from term notes                                  125,000       250,000       200,000
  Repayments of term notes                                  (56,250)      (42,500)     (263,000)
  Proceeds from settlement of interest rate locks             1,175           970            --
  Proceeds from stock option exercises                        8,116         6,799         4,104
  Excess tax benefits from stock-based awards                 1,524         1,784            --
  Common stock issued                                            45            --            --
  Common stock repurchased                                  (54,948)         (807)         (934)
  Common stock cash dividends                               (14,788)       (9,838)        5,233)
  Cash paid for fractional shares of common stock                --          (109)           --
-----------------------------------------------------------------------------------------------
           Net cash provided by financing activities         71,063       267,860       165,337
-----------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                              (2,282)         (313)        1,475
Cash - beginning of year                                      8,143         8,456         6,981
-----------------------------------------------------------------------------------------------
CASH - END OF YEAR                                       $    5,861    $    8,143    $    8,456
===============================================================================================
Supplemental disclosures of cash flow information:
   Interest paid                                         $   82,278    $   63,560    $   41,436
===============================================================================================
   Income taxes paid                                     $   21,654    $   27,171    $   20,306
===============================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         Financial Federal Corporation and subsidiaries (the "Company") provide collateralized lending, financing and leasing services nationwide to small and medium sized businesses in the general construction, road and infrastructure construction and repair, road transportation and refuse industries. We lend against, finance and lease a wide range of new and used revenue-producing, essential-use equipment including cranes, earthmovers, personnel lifts, trailers and trucks.

Basis of Presentation and Principles of Consolidation

         We prepared the accompanying Consolidated Financial Statements according to accounting principles generally accepted in the United States of America (GAAP) and they include the accounts of Financial Federal Corporation and its subsidiaries. We eliminated all significant intercompany accounts and transactions. We do not have reportable operating segments.

         We split our common stock 3-for-2 in the form of a stock dividend in January 2006. All prior share and per share amounts (including stock options, restricted stock and stock units), excluding treasury shares, in the Consolidated Financial Statements and accompanying notes were restated to reflect the split. We did not split treasury shares.

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

Income Recognition

         Interest income earned on finance receivables is recognized over the term of receivables using the interest method. Costs associated with originating receivables and nonrefundable fees earned on receivables are deferred under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") and recognized in finance income over the term of receivables using the interest method. Income recognition is suspended on finance receivables we classify as non-accrual (full collection of principal and interest being doubtful). This typically occurs when (i) a contractual payment is 90 days or more past due (unless this is expected to be temporary) (ii) the customer is subject to a bankruptcy proceeding or (iii) the collateral is being liquidated, and the value of the collateral does not exceed our net investment. Income recognition may be resumed when we believe full collection of all amounts contractually due is probable.

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

         For derivatives designated as a fair value hedge, the hedged asset or liability is also recorded at its fair value (to the extent of the change in the fair value of the derivative) and any changes in the fair value of the derivative and the hedged asset or liability from changes in the hedged risk are recorded in earnings. The changes in the fair value of a derivative designated as a fair value hedge and the hedged asset or liability will offset in correlation to the effectiveness of the hedging relationship. If certain conditions are met, these changes will offset exactly and there will be no hedge ineffectiveness.

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

         Derivatives designated as a hedge must be linked to a specific asset, liability, forecast transaction or firm commitment depending on the type of hedge, and the risk management objective and strategy and the method to be used to determine the effectiveness of the hedge must be documented at inception of the hedging relationship.

Stock-Based Compensation Expense

         We started recording compensation expense for stock options on August 1, 2005 as required by Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R") and according to the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 ("SAB No. 107") using SFAS No. 123R's modified prospective method. This method requires us to record compensation expense for options unvested on August 1, 2005 and for options subsequently granted or modified. Prior periods were not restated. Before August 1, 2005, we applied Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for our stock options. We did not record compensation expense for stock options under APB No. 25. SFAS No. 123R did not change how we determine or recognize expense for shares of restricted stock and stock units.

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

         We record the fair value of shares of restricted stock and stock units as compensation expense over the awards' vesting periods using the straight-line method for awards without a performance condition and the graded-vesting method for awards with a performance condition. The fair value of these awards is the market value of our common stock on the date of award.

         SFAS No. 123R requires compensation expense to be recorded only for stock-based awards expected to vest. Therefore, we must estimate how many awards will be forfeited and periodically review our estimates based on actual forfeitures and revise them cumulatively as necessary.

         We capitalize (defer recognizing) stock-based compensation considered a cost of originating receivables according to SFAS No. 91. We record tax benefits (reductions of the provision for income taxes) on compensation expense for shares of restricted stock, stock units and non-qualified stock options, and for incentive stock options when employees exercise and subsequently sell the shares within one year. We record excess tax benefits when compensation expense deducted in our income tax returns exceeds the expense recorded in our financial statements by increasing additional paid-in capital and reducing income taxes currently payable.

Earnings Per Common Share

         Basic earnings per share equals net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share equals net income divided by the weighted-average number of common shares plus potential common shares from the assumed conversion of dilutive securities. Dilutive securities are stock options, shares of restricted stock, stock units and convertible debt.

Income Taxes

         Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement and tax return amounts of assets and liabilities using enacted tax rates.

New Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") in July 2006. FIN No. 48 requires companies to determine if any tax positions taken on their income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing authority. If tax positions pass the more-likely-than-not test, companies then record benefits from them only equal to the highest amount having a greater than 50% chance of being realized assuming the tax positions would be challenged by a taxing authority. No benefits would be recorded for tax positions failing the more-likely-than-not test. Tax benefits include income tax savings and the related interest expense savings. Whether tax positions pass the test or not, adopting FIN No. 48 could result in additional income tax provisions or expenses for any interest and penalties on potential underpayments of income tax, or both. FIN No. 48 is effective in the first quarter of fiscal years beginning after December 15, 2006. We must start applying it in the first quarter of fiscal 2008. We are still evaluating its affects on our consolidated financial statements.

         The FASB issued SFAS No. 157, "Fair Value Measurements", in September 2006. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for us on August 1, 2008. We are evaluating how it may affect our consolidated financial statements.

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


NOTE 2 - FINANCE RECEIVABLES

         Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

         =====================================================================
         July 31,                                         2007            2006
         =====================================================================
         Loans:
            Fixed rate                             $ 1,757,211     $ 1,662,805
            Floating rate                              168,574         131,235
         ---------------------------------------------------------------------
               Total loans                           1,925,785       1,794,040
         Direct financing leases                       202,568         197,648
         ---------------------------------------------------------------------
                  Finance receivables              $ 2,128,353     $ 1,991,688
         =====================================================================

         Direct financing leases comprised the following:

         =====================================================================
         July 31,                                         2007            2006
         =====================================================================
         Minimum lease payments receivable         $   191,723     $   187,094
         Residual values                                42,923          41,160
         Unearned finance income                       (32,078)        (30,606)
         ---------------------------------------------------------------------
                  Direct financing leases          $   202,568     $   197,648
         =====================================================================

         Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused portion of these commitments was $31,400 at July 31, 2007 and $23,800 at July 31, 2006. The weighted-average interest rate on fixed rate loans was 9.1% at July 31, 2007 and 8.6% at July 31, 2006.

         Finance receivables generally provide for monthly installments of equal or varying amounts over two to five years. Annual contractual maturities of finance receivables at July 31, 2007 follow:

         =====================================================================
                                                                        Direct
                                       Fixed         Floating        Financing
         Fiscal Year Due:         Rate Loans       Rate Loans           Leases
         =====================================================================
         2008                     $  622,869         $ 77,141         $ 76,552
         2009                        495,584           43,136           58,476
         2010                        358,859           27,790           36,135
         2011                        191,474           13,104           15,789
         2012                         74,494            5,554            4,473
         Thereafter                   13,931            1,849              298
         ---------------------------------------------------------------------
                  Total           $1,757,211         $168,574         $191,723
         =====================================================================

         Allowance for credit losses activity is summarized below:

         =====================================================================
         Years Ended July 31,                   2007         2006         2005
         =====================================================================
         Allowance - beginning of year       $24,100      $24,225      $24,081
            Provision                             --           --        1,500
            Write-downs                       (2,778)      (3,355)      (5,554)
            Recoveries                         2,670        3,230        4,198
         ---------------------------------------------------------------------
         Allowance - end of year             $23,992      $24,100      $24,225
         =====================================================================
         Percentage of finance receivables      1.13%        1.21%        1.45%
         =====================================================================
         Net charge-offs *                   $   108      $   125      $ 1,356
         =====================================================================
         Loss ratio **                          0.01%        0.01%        0.09%
         =====================================================================
         *   write-downs less recoveries
         **  net charge-offs over average finance receivables

         Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

         =====================================================================
         July 31,                                        2007             2006
         =====================================================================
         Finance receivables classified as
            non-accrual                               $18,817          $13,750
         Assets received to satisfy finance
            receivables                                 2,342              809
         ---------------------------------------------------------------------
                  Non-performing assets               $21,159          $14,559
         =====================================================================

         Non-accrual finance receivables included impaired loans (excludes direct financing leases) of $18,300 at July 31, 2007 and $12,300 at July 31, 2006. The average recorded investment in impaired loans was $13,800 in fiscal 2007, $10,500 in fiscal 2006 and $19,700 in fiscal 2005. The allowance for credit losses included $500 at July 31, 2007 and $300 at July 31, 2006 specifically allocated to $4,100 and $4,200 respectively, of impaired finance receivables. We did not recognize any income in fiscal 2007, 2006 or 2005 on impaired loans before collecting our net investment.

         We manage our exposure to the credit risk associated with our finance receivables by using disciplined and established underwriting policies and procedures. Our underwriting policies and procedures require obtaining a first lien on equipment financed. We focus on financing equipment with an economic life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with equipment having these characteristics can mitigate potential net charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advance payments or hold back a portion of the amount financed.

         Our finance receivables reflect industry and geographic concentrations of credit risk. Concentrations of credit risk result when customers have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. We do not have a significant concentration of credit risk with any customer. The major concentrations of credit risk, grouped by industry and U.S. geographic region, expressed as percentages of finance receivables, follow:

         ==================================    ================================
         July 31,               2007   2006    July 31,             2007   2006
         ==================================    ================================
         Industry:                             Geographic region:
         ---------                             ------------------
         Construction related     44%    43%   Southwest              28%    28%
         Road transportation      40     40    Southeast              27     28
         Refuse                   11     11    Northeast              16     16
         Other (none more than                 West                   15     15
           2% in 2007 and 2006)    5      6    Central                14     13
         ==================================    ================================


NOTE 3 - DEBT

         Debt is summarized below:

         =====================================================================
         July 31,                                           2007          2006
         =====================================================================
         Fixed rate term notes:
            5.00% due 2010 - 2011                     $  250,000    $  250,000
            5.45% - 5.57% due 2011 - 2014                325,000       200,000
            5.92% - 6.80% due 2007 - 2008                  5,000        61,250
         ---------------------------------------------------------------------
              Total fixed rate term notes                580,000       511,250
         Fixed rate term notes swapped to floating
            rates due 2008 - 2010                        143,250       143,250
         Floating rate term note due 2008                     --        10,000
         2.0% convertible debentures due 2034            175,000       175,000
         ---------------------------------------------------------------------
                Total term debt                          898,250       839,500
         Asset securitization financings                 425,000       425,000
         Bank borrowings                                  50,050       149,722
         Commercial paper                                289,700       118,839
         ---------------------------------------------------------------------
                  Total principal                      1,663,000     1,533,061
         Fair value adjustment of hedged debt             (2,400)       (5,400)
         ---------------------------------------------------------------------
                       Total debt                     $1,660,600    $1,527,661
         =====================================================================

Term Notes

         We issued $125,000 of fixed rate term notes in April 2007. The notes comprise $75,000 of five-year, 5.48% notes and $50,000 of seven-year, 5.57% notes due at maturity in April 2012 and 2014. We also converted a $10,000 floating rate term note due in fiscal 2008 to a $15,000 three-year committed unsecured revolving bank credit facility in fiscal 2007.

         We issued $200,000 of fixed rate term notes in fiscal 2006. The notes comprise $160,000 of five-year, 5.45% notes and $40,000 of seven-year, 5.56% notes due at maturity in March 2011 and 2013. We issued $250,000 of five-year, 5.00% fixed rate term notes in fiscal 2005. The notes are due at maturity in May and August 2010.

         We prepaid $185,500 of floating rate term notes with remaining maturities between four months and five years at principal, without penalty in fiscal 2005. As a result, we recorded $400 of unamortized deferred debt issuance costs in interest expense.

         Interest on fixed rate notes is payable semiannually. Prepayments of fixed rate notes are subject to a premium based on yield maintenance formulas. The weighted-average interest rate on fixed rate notes was 5.3% at July 31, 2007 and 2006.

Convertible Debentures

         We issued $175,000 of convertible debentures in fiscal 2004. The debentures do not contain any financial or other restrictive covenants. Our major operating subsidiary's senior debt is effectively senior to the debentures.

         The debentures have a 2.0% fixed annual interest rate and interest is payable semiannually. We may incur additional interest for semiannual interest periods starting in April 2009 if the average market value of the debentures on the last five days of the prior interest period was at least 20% higher than their principal amount. Additional interest would be calculated at the annual rate of 0.25% of the average market value of the debentures during the five days.

         The debentures are due at maturity in April 2034, but we can redeem them anytime starting in April 2009 by paying the principal amount in cash and debenture holders can require us to repurchase them on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash. Debenture holders can also convert the debentures into cash and common stock before maturity as discussed below.

         The debentures can only be converted (i) in any fiscal quarter when the closing price of our common stock is at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch (three ratings levels lower than the initial rating) (iii) if we call the debentures for redemption or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through July 31, 2007. The market price condition would have been met at July 31, 2007 if the price of our common stock closed above $36.69 for the required period. The closing price of our common stock was $28.35 on July 31, 2007.

         The debentures can only convert into shares of our common stock when their value exceeds their principal amount because we irrevocably elected (under the original terms of the debentures and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. Their value equals the number of convertible shares multiplied by the market value of our common stock. There are 6,200,000 convertible (but not issuable) shares, the adjusted conversion price is $28.22 per share and the adjusted conversion rate is 35.43 shares for each $1 (one thousand) of principal at July 31, 2007. If the value of converted debentures exceeds their principal amount, shares of common stock needed to pay the value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price and multiplied by the number of convertible shares.

         The conversion rate, number of convertible shares and conversion price change if specified corporate transactions occur including dividend payments and stock splits. The conversion rate and number of convertible shares increased and the conversion price decreased because we paid cash dividends on our common stock in fiscal 2007, 2006 and 2005 and because of our 3-for-2 stock split in fiscal 2006. The conversion rate, conversion price and number of convertible shares were 34.75, $28.78 and 6,081,000, respectively at July 31, 2006 and were 34.29, $29.16 and 6,002,000 at July 31, 2005. Future cash dividends will cause additional conversion rate and convertible shares increases and conversion price decreases.

Asset Securitization Financings

         We have a $425,000 asset securitization facility. We structured the facility to account for securitization proceeds as secured debt and not as sales of receivables. Therefore, we do not record gains on sales of securitized receivables and the debt and receivables remain on our balance sheet. Borrowings are without recourse. Finance receivables included $480,000 and $487,000 of securitized receivables at July 31, 2007 and 2006, respectively.

         The facility provides for committed revolving financing for one year. The facility was renewed in April 2007 and expires in April 2008. If the facility is not renewed again, we could convert borrowings into term debt. The term debt would be repaid monthly from collections of securitized receivables and would be fully repaid by February 2010 based on the contractual payments of securitized receivables at July 31, 2007.

         Borrowings under the facility are limited to 94% of eligible securitized receivables. Securitized receivables ninety or more days past due, classified as impaired or subject to a bankruptcy, or whose terms are outside of defined limits, are ineligible to be borrowed against. The facility also restricts the amount of net charge-offs of securitized receivables and the amount of delinquent securitized receivables. The facility would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

         The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($848,000 at July 31, 2007). Therefore, we could securitize an additional $368,000 of finance receivables at July 31, 2007.

         The weighted-average interest rates on borrowings at July 31, 2007 and 2006 were 5.4%. The weighted-average interest rates on borrowings outstanding during the years ended July 31, 2007, 2006 and 2005 were 5.4%, 4.6% and 2.6%, respectively. The interest rates change daily.

Bank Borrowings

         We have $580,000 of committed unsecured revolving credit facilities with several banks expiring as follows: $80,000 within one year and $500,000 on various dates from September 2008 and October 2012. Borrowings under these facilities can mature between 1 and 270 days with interest rates based on domestic money market rates or LIBOR. We incur a fee on the unused portion of these facilities. Borrowings outstanding at July 31, 2007 matured August 1, 2007. The weighted-average interest rates on borrowings at July 31, 2007 and 2006 were 5.8% and 5.7%, respectively. The weighted-average interest rates on borrowings outstanding during the years ended July 31, 2007, 2006 and 2005 were 5.7%, 4.9% and 3.4%, respectively.

Commercial Paper

         We issue commercial paper direct and through a $500,000 program with maturities between 1 and 270 days. We increased the size of our commercial paper program in fiscal 2007 from $350,000. The weighted-average interest rates on commercial paper at July 31, 2007 and 2006 were 5.5% and 5.4%, respectively. The weighted-average interest rates on commercial paper outstanding during the years ended July 31, 2007, 2006 and 2005 were 5.5%, 4.6% and 2.5%, respectively.

Other

         Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at July 31, 2007. None of the agreements have a material adverse change clause. All of our debt is senior.

         Long-term debt comprised the following:

         =====================================================================
         July 31,                                           2007          2006
         =====================================================================
         Term notes                                   $  599,100    $  602,850
         Bank borrowings and commercial paper
            supported by bank credit facilities
            expiring after one year                      339,750       247,500
         Asset securitization financings                 222,000       227,000
         Convertible debentures                          175,000       175,000
         ---------------------------------------------------------------------
                  Total long-term debt                $1,335,850    $1,252,350
         =====================================================================

         Long-term debt at July 31, 2007 matures as follows:

         =====================================================================
         Fiscal:     2009       2010       2011       2012      2013      2014
         =====================================================================
                 $336,000   $285,100   $259,750   $340,000   $65,000   $50,000
         =====================================================================

         The fair value adjustment of hedged debt is the difference between the principal and fair value of the fixed rate term notes swapped to floating rates. The adjustment represents changes in the hedged debt's fair value from changes in the hedged risk. The adjustment reduced long-term debt and equals the fair value of the interest rate swaps recorded as an other liability.


NOTE 4 - DERIVATIVES

         We have fixed to floating interest rate swaps with a total notional amount of $143,250 at July 31, 2007 and 2006. The swaps effectively converted fixed rate term notes into floating rate term notes. We designated the swaps as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. We record the differences between these amounts in interest expense. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR. The terms of the swaps and related information follow:

         =======================================================================================
                                                              July 31, 2007        July 31, 2006
                                                 Fixed   ------------------   ------------------
                                    Notional   Receive   Floating      Fair   Floating      Fair
         Issued        Expires        Amount      Rate   Pay Rate     Value   Pay Rate     Value
         =======================================================================================
         April 2003    April 2010   $ 12,500      4.96%      6.51%   $  400       6.41%   $  700
         July 2003     April 2008     25,000      4.37       6.14       300       6.08       800
         July 2003     June 2008      12,500      4.37       6.84       300       6.74       600
         July 2003     June 2008      25,000      4.37       6.65       500       6.55     1,000
         July 2003     June 2010      12,500      4.96       6.82       500       6.72       800
         August 2003   April 2008     24,500      4.37       6.05       300       5.98       700
         April 2004    August 2007    31,250      6.23       8.58       100       8.84       800
         ---------------------------------------------------------------------------------------
            Totals                  $143,250                         $2,400               $5,400
         =======================================================================================
            Weighted-average rates                4.88%      6.90%                6.89%
         =======================================================================================

         We entered into interest rate locks (in the form of forward starting interest rate swaps) with a total notional amount of $100,000 with three banks in September 2006. The rate locks had a March 2007 expiration. We designated the rate locks as cash flow hedges of our anticipated issuance of fixed rate term notes hedging the risk of higher interest payments on the notes for the first five years from increases in market interest rates before the notes were issued. We received $1,006 when we terminated the rate locks in January 2007.

         We entered into another interest rate lock (also a forward starting interest rate swap) with a notional amount of $50,000 with a bank in March 2007 with an April 2007 expiration. We designated it as a cash flow hedge of the same anticipated fixed rate term notes issuance originally hedged in September 2006. We terminated this rate lock in April 2007 when the hedged notes were issued and we received $169,000. All of the rate locks were determined to be highly effective.

         The amount of the gains on these rate locks relating to hedge ineffectiveness was $100. We recorded this as a reduction of interest expense in fiscal 2007. We recorded the $1,075 effective amount of the gains in stockholders' equity as accumulated other comprehensive income net of deferred income tax of $417. We are reclassifying the after-tax amount into net income over five years by reducing interest expense and deferred income tax. Interest expense was reduced by $54 and deferred income tax was reduced by $21 in fiscal 2007. These rate locks effectively lowered the interest rate on the fixed rate notes issued in April 2007 by 0.20% (20 basis points).

         We entered into and terminated a $100,000 (also a forward starting interest rate swap) interest rate lock in fiscal 2006. We designated the rate lock as a cash flow hedge of our anticipated issuance of fixed rate term notes hedging the risk of higher interest payments on the notes from increases in market interest rates before the notes were issued. We terminated the rate lock when we issued the term notes and we received $970. We determined there was no hedge ineffectiveness and therefore we recorded this gain in stockholders' equity as accumulated other comprehensive income net of deferred income tax of $381. We are reclassifying the after-tax amount into net income over five years by reducing interest expense and deferred income tax. Interest expense was reduced by $194 in fiscal 2007 and $62 in fiscal 2006, and deferred income tax was reduced by $77 in fiscal 2007 and $25 in fiscal 2006.

         We entered into and terminated two $25,000 interest rate locks (in the form of treasury locks) in fiscal 2005. We locked in the rate on five-year U.S. Treasury Notes for one month. This rate determined the interest rate on our fiscal 2005 issuance of five-year fixed rate term notes. We chose not to designate the locks as hedging instruments. We terminated the locks when we issued the term notes. We realized a $200 gain and recorded it by reducing interest expense in fiscal 2005 because we did not designate the locks as hedges.


NOTE 5 - STOCKHOLDERS' EQUITY

         We established a new $50,000 common stock and convertible debt repurchase program in fiscal 2007 after completing our former program and we increased the amount available under our former program by $32,617 in fiscal 2007. We repurchased 2,014,000 shares of our common stock for $54,480 at an average price of $27.05 per share in fiscal 2007 under these programs. We also received 17,500 shares of common stock from employees in fiscal 2007 at an average price of $26.70 per share for payment of income tax we were required to withhold on vested shares of restricted stock. We retired all shares repurchased and received in fiscal 2007. There was $45,200 available for future repurchases under the new program at July 31, 2007. The new program does not have a set expiration.

         We established our former common stock repurchase program in fiscal 1996 and expanded it in fiscal 1999 to include convertible debt repurchases. We repurchased 2,924,000 shares of common stock for $66,100 and $8,800 principal amount of convertible notes for $7,200 under the program.

         We received and retired 28,000 shares of common stock from officers in fiscal 2006 at an average price of $28.82 per share for payment of income tax we were required to withhold on vested shares of restricted stock. We received and retired 30,000 shares of common stock from officers in fiscal 2005 at an average price of $25.29 per share in exchange for their exercise of 58,000 stock options. We also received 36,000 shares of common stock from officers in fiscal 2005 at $25.17 per share for payment of income tax we were required to withhold on vested shares of restricted stock. We retired 12,000 shares and 24,000 shares are included in treasury stock at July 31, 2007.

         We split our common stock 3-for-2 in the form of a stock dividend in January 2006. Stockholders received one share for every two shares owned. We paid $109 for fractional shares.

         We initiated a quarterly cash dividend of $0.067 per share in December 2004 and we raised it to $0.10 per share in December 2005 and to $0.15 per share in December 2006. We paid dividends of $14,788 in fiscal 2007, $9,838 in fiscal 2006 and $5,233 in fiscal 2005. We declared a quarterly cash dividend of $0.15 per share of common stock in September 2007 payable in October 2007.


NOTE 6 - STOCK PLANS

         Our stockholders approved two stock plans in December 2006; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, stock units and common stock to officers, other employees and directors subject to annual participant limits, and expires in December 2016. Awards may be subject to performance goals. The 2006 Plan replaced the 1998 Stock Option/Restricted Stock Plan (the "1998 Plan"). The 1998 Plan terminated upon approval of the 2006 Plan. The exercise price of incentive stock options granted under these plans can not be less than the fair market value of our common stock when granted and the term of incentive stock options is limited to ten years. There were 2,232,000 shares available for future grants under the 2006 Plan at July 31, 2007. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and cash or stock bonuses to be awarded to our CEO and other selected officers subject to predetermined performance goals. The Amended MIP expires in December 2011. There were 750,000 shares available for future grants under the Amended MIP at July 31, 2007.

         We amended the 1998 Plan in December 2005 according to its anti-dilution provisions to increase the number of shares available for the January 2006 stock split. The 1998 Plan provided for the issuance of 3,750,000 incentive or non-qualified stock options or shares of restricted stock to officers, other employees and directors. None of the options or shares of restricted stock awarded under the 1998 Plan are performance based. There were 128,000 shares unused when we terminated the plan.

         Options granted through the first half of fiscal 2005 were mostly incentive stock options with a six-year term vesting 25% after two, three, four and five years. Options granted in the second half of fiscal 2005 were non-qualified options with a four-year term vesting 33 1/3% on July 31, 2005, 2006 and 2007. Options granted after fiscal 2005 were non-qualified options with a five-year term vesting 25% after one, two, three and four years. We granted 131,000, 155,000 and 159,000 non-qualified stock options to employees in fiscal 2007, 2006 and 2005, respectively.

         Shares of restricted stock awarded (excluding 435,000 shares awarded to executive officers in February 2006) vest annually in equal amounts over original periods of three to eight years (seven year weighted-average). Shares of restricted stock awarded to executive officers in February 2006 vest when the officer's service terminates, other than upon a non-qualifying termination, after six months (i) after the executive officer attains age 62 or (ii) after August 2026 if earlier (twelve year weighted-average). We awarded 120,000, 605,000 and 41,000 shares of restricted stock to employees in fiscal 2007, 2006 and 2005, respectively.

         We awarded 19,000 restricted stock units to non-employee directors in fiscal 2007. The units vest in one year or earlier upon the sale of the Company or the director's death or disability, and are subject to forfeiture. Each unit represents the right to receive one share of common stock and the units earn dividend equivalents to be paid in additional shares of common stock. Vested units will convert into shares of common stock when a director's service terminates. We also issued 1,500 shares of common stock as payment of annual director retainer fees. The price of our common stock on the date we issued these shares was $28.73.

         The Management Incentive Plan ("MIP") for our Chief Executive Officer ("CEO") was approved by stockholders in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of shares for the January 2006 stock split. We awarded 41,000 shares of restricted stock to our CEO in November 2005 as part of the fiscal 2006 bonus subject to certain performance conditions. Shares earned vest annually in equal amounts over four years. Our CEO earned 36,000 of these shares in September 2006 and forfeited 5,000 shares based on our fiscal 2006 performance. Our CEO earned 27,000 shares of restricted stock in September 2005 vesting annually in equal amounts over four years as a bonus for fiscal 2005. Our CEO earned 15,000 shares of restricted stock in fiscal 2005 vesting annually in equal amounts over five years as part of the fiscal 2004 bonus. No shares were awarded for fiscal 2007. At July 31, 2007, 103,000 shares of our CEO's restricted stock awarded under the MIP were unvested and are scheduled to vest over four years.

         We established a Supplemental Retirement Benefit ("SERP") for our CEO in fiscal 2002. We amended it in December 2005 according to its anti-dilution provisions to increase the number of units for the January 2006 stock split, and we amended it in March 2006 to provide for dividend equivalent payments. We awarded 150,000 stock units vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires. At July 31, 2007, 94,000 units were vested. Amending the SERP in fiscal 2006 to provide for dividend equivalent payments increased the fair value of these units to $23.93 from $22.43 and increased the total cost of the units by $225.

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

         Stock option activity and related information for fiscal 2007 are summarized below (options and intrinsic value in thousands):

         =======================================================================
                                                     Weighted-Average
                                               ----------------------
                                               Exercise     Remaining  Intrinsic
                                      Options     Price  Term (years)     Value*
         =======================================================================
         Outstanding - August 1, 2006   1,527    $20.71
            Granted                       131     26.96
            Exercised                    (463)    17.54
            Forfeited                     (71)
         ------------------------------------
         Outstanding - July 31, 2007    1,124    $22.60           2.4     $6,500
         =======================================================================
         Exercisable - July 31, 2007      619    $20.87           1.7     $4,600
         =======================================================================
         * number of options multiplied by the difference between the $28.35 closing price of our common stock on July 31, 2007 and the weighted-average exercise price

         Information on stock option exercises follows (in thousands, except intrinsic value per option):

         =====================================================================
         Years Ended July 31,                 2007          2006          2005
         =====================================================================
         Number of options exercised           463           410           335
         Total intrinsic value *            $4,950        $4,870        $3,350
         Intrinsic value per option          10.70         11.90         10.00
         Excess tax benefits realized        1,195         1,384           746
         =====================================================================
         * options exercised multiplied by the difference between the closing prices of our common stock on the exercise dates and the exercise prices

         Restricted stock activity under the 2006 Plan, the 1998 Plan and the MIP, and related information for fiscal 2007, are summarized below (shares in thousands):

         =====================================================================
                                                              Weighted-Average
                                         Shares          Grant-Date Fair Value
         =====================================================================
         Unvested - August 1, 2006        1,081                         $24.66
            Granted                         120                          26.96
            Vested                         (142)                         21.38
            Forfeited                        (9)
         --------------------------------------
         Unvested - July 31, 2007         1,050                         $25.34
         =====================================================================

         Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

         =====================================================================
         Years Ended July 31,                 2007          2006          2005
         =====================================================================
         Number of shares vested               142           109           117
         Total intrinsic value *            $3,760        $3,140        $2,880
         Intrinsic value per share           26.50         28.80         24.60
         Excess tax benefits realized          329           400           259
         =====================================================================
         * shares vested multiplied by the closing prices of our common stock on the dates vested

         The weighted-average grant date fair value and exercise price of options granted, and the significant assumptions we used to calculate fair values follow:

         =====================================================================
         Years Ended July 31,                       2007       2006       2005
         =====================================================================
         Weighted-average grant date fair value   $ 4.75     $ 6.46     $ 5.37
         Weighted-average exercise price           26.96      28.77      24.97
         Weighted-average assumptions:
            Expected life of options (in years)      3.7        3.7        2.9
            Expected volatility                       22%        25%        28%
            Risk-free interest rate                  4.5%       4.6%       3.8%
            Dividend yield                           2.8%       1.5%       1.3%
         =====================================================================

         Our assumptions for the expected life of options granted were based on our analysis of historical exercise behavior and the simplified method under SAB No. 107. These two methods produced similar results. Our assumptions for expected volatility were based on historical stock prices for periods equal to the expected life of options granted.

         Future compensation expense (before deferral under SFAS No. 91) for stock-based awards unvested at July 31, 2007 and expected to vest, and the weighted-average expense recognition periods follow:

         =====================================================================
                                         Expense        Weighted-Average Years
         =====================================================================
         Restricted stock                $18,300                           5.9
         Stock options                     1,400                           2.5
         Stock units                       1,300                           2.1
         ---------------------------------------
                  Total                  $21,000                           5.4
         =====================================================================

         Total compensation recorded, compensation capitalized (deferred recognizing) under SFAS No. 91, compensation included in salaries and other expenses and tax benefits recorded for stock-based awards follow:

         =====================================================================
         Years Ended July 31,                       2007       2006       2005
         =====================================================================
         Compensation for stock options:
         -------------------------------
         Total recorded                           $1,090     $1,828     $   --
         Capitalized under SFAS No. 91               655      1,092         --
         ---------------------------------------------------------------------
            Included in salaries and
              other expenses                      $  435     $  736     $   --
         =====================================================================
         Tax benefits recorded                    $   68     $  108     $   --
         =====================================================================

         Compensation for shares of
         restricted stock and stock units:
         ---------------------------------
         Total recorded                           $5,777     $4,437     $2,630
         Capitalized under SFAS No. 91             2,220      1,835      1,163
         ---------------------------------------------------------------------
            Included in salaries and
              other expenses                      $3,557     $2,602     $1,467
         =====================================================================
         Tax benefits recorded                    $1,350     $1,003     $  562
         =====================================================================

         Total stock-based compensation:
         -------------------------------
         Total recorded                           $6,867     $6,265     $2,630
         Capitalized under SFAS No. 91             2,875      2,927      1,163
         ---------------------------------------------------------------------
            Included in salaries and
              other expenses                      $3,992     $3,338     $1,467
         =====================================================================
         Tax benefits recorded                    $1,418     $1,111     $  562
         =====================================================================

         If we recorded compensation expense for stock options in fiscal 2005 under SFAS No. 123, our total stock-based compensation expense determined under fair value based methods for all awards (after-tax) would have been $3,633 compared to the $1,609 recorded, and our net income, diluted and basic earnings per share would have been $34,628, $1.33 and $1.36, respectively, compared to the recorded amounts of $36,652, $1.41 and $1.44, respectively.


NOTE 7 - EARNINGS PER COMMON SHARE

         Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

         ===========================================================================
         Years Ended July 31,                           2007        2006        2005
         ===========================================================================
         Net income                                  $50,050     $43,619     $36,652
         ===========================================================================
         Weighted-average common shares
           outstanding (used for basic EPS)           25,813      25,913      25,515
         Effect of dilutive securities:
           Stock options                                 259         346         392
           Shares of restricted stock and
             stock units                                 293         222         169
           Shares issuable upon conversion
             of convertible debt                          16          --          --
         ---------------------------------------------------------------------------
         Adjusted weighted-average common shares
           outstanding (used for diluted EPS)         26,381      26,481      26,076
         ===========================================================================
         Net income per common share:
            Diluted                                  $  1.90     $  1.65     $  1.41
         ===========================================================================
            Basic                                    $  1.94     $  1.68     $  1.44
         ===========================================================================
         Antidilutive stock options, shares of
            restricted stock and stock units *           216         176         233
         ===========================================================================

         * excluded from the calculation because they would have increased diluted EPS

         The convertible debentures lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. When this occurs, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,200,000 (referred to as the treasury stock method). The average price of our common stock exceeded the adjusted conversion price for the first time in the fourth quarter of fiscal 2007 resulting in 66,000 dilutive shares for the quarter and 16,000 dilutive shares for fiscal 2007. The average price of our common stock was $28.53 in the fourth quarter and the adjusted conversion price was $28.22


NOTE 8 - INCOME TAXES

         The provision for income taxes comprised the following:

         =====================================================================
         Years Ended July 31,                       2007       2006       2005
         =====================================================================
         Currently payable:
            Federal                              $21,977    $22,342    $22,736
            State                                  3,716      3,845      4,166
         ---------------------------------------------------------------------
              Total                               25,693     26,187     26,902
         Deferred                                  5,738      1,591     (3,636)
         ---------------------------------------------------------------------
                 Provision for income taxes      $31,431     27,778    $23,266
         =====================================================================

         Tax benefits from stock options and restricted stock reduced income taxes currently payable and increased additional paid-in capital by $1,524 in fiscal 2007, $1,784 in fiscal 2006 and $1,005 in fiscal 2005.

         Income taxes calculated at statutory federal rates are reconciled to the provision for income taxes as follows:

         =====================================================================
         Years Ended July 31,                       2007       2006       2005
         =====================================================================
         Federal at statutory rates              $28,518    $24,989    $20,971
         State *                                   2,664      2,589      2,205
         Nondeductible incentive stock
            options expense                          175        230         --
         Deferred tax benefit from Texas
            tax law change *                          --       (120)        --
         Other                                        74         90         90
         ---------------------------------------------------------------------
              Provision for income taxes         $31,431    $27,778    $23,266
         =====================================================================
         * net of federal benefit

         Texas changed how it taxes corporations in May 2006. Texas lowered its income tax rate to 1.0% from 4.5% and changed how taxable income is determined. These changes reduced our July 31, 2006 deferred income tax liability and our fiscal 2006 provision for income taxes by $120 and lowered our fiscal 2007 effective tax rate.

         Deferred income taxes comprised the tax effect of the following temporary differences:

         =====================================================================
         July 31,                                            2007         2006
         =====================================================================
         Deferred tax liabilities:
            Leasing transactions                          $16,743      $14,823
            Original issue discount on convertible
              debentures                                   12,074        8,111
            Net deferred origination costs and
              nonrefundable fees                            8,046        7,358
            Other                                           1,847        1,457
         ---------------------------------------------------------------------
               Total                                       38,710       31,749
         ---------------------------------------------------------------------
         Deferred tax assets:
            Allowance for credit losses                    (9,159)      (9,209)
            Cumulative expense on unvested shares
              of restricted stock and unvested
              stock units                                  (2,995)      (1,962)
            Other                                            (788)        (867)
         ---------------------------------------------------------------------
               Total                                      (12,942)     (12,038)
         ---------------------------------------------------------------------
                    Deferred income taxes                 $25,768      $19,711
         =====================================================================

NOTE 9 - SALARIES AND OTHER EXPENSES

         Salaries and other expenses comprised the following:

         =====================================================================
         Years Ended July 31,                       2007       2006       2005
         =====================================================================
         Salaries and employee benefits          $14,403    $13,638    $11,057
         Other expenses                           10,542     10,038     10,420
         ---------------------------------------------------------------------
               Total                             $24,945    $23,676    $21,477
         =====================================================================


NOTE 10 - LEASE COMMITMENTS

         We rent office space under leases expiring through fiscal 2013. Minimum future annual rentals due under these operating leases at July 31, 2007 are $1,300 in fiscal 2008, $1,400 in fiscal 2009, $1,100 in fiscal 2010, $1,100 in fiscal 2011, $500 in fiscal 2012 and $100 in fiscal 2013. Office rent expense was $1,607 in fiscal 2007, $1,605 in fiscal 2006 and $1,458 in fiscal 2005.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         We estimate the fair value of our financial instruments: cash, finance receivables (excluding leases), commitments to extend credit under line of credit arrangements, debt and interest rate swaps, as described below.

         Carrying values of cash, commercial paper, bank borrowings and asset securitization financings approximated their fair values based on their short-term maturities. Interest rate swaps are recorded at fair value based on market quotes from the swap counterparty banks. Fair value of the term notes payable was approximately $718,000 at July 31, 2007 and $650,500 at July 31, 2006, compared to their carrying amounts of $723,250 at July 31, 2007 and $664,500 at July 31, 2006. We calculated fair value based on the notes' cash flows discounted at current market interest rates. Fair value of the $175,000 of 2.0% convertible debentures was $193,700 at July 31, 2007 and $184,000 at July 31, 2006 based on their quoted market price.

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


NOTE 12 - SELECTED QUARTERLY DATA (UNAUDITED)

         =============================================================================
                                                                    Earnings per Share
                                                                    ------------------
                                            Revenues    Net Income    Diluted    Basic
         =============================================================================
         Fiscal 2007, three months ended:
         --------------------------------
            October 31, 2006                 $46,930       $12,230      $0.46    $0.47
            January 31, 2007                  47,383        12,395       0.46     0.47
            April 30, 2007                    47,490        12,710       0.48     0.49
            July 31, 2007                     49,451        12,715       0.50     0.51

         Fiscal 2006, three months ended:
         --------------------------------
            October 31, 2005                 $36,553       $10,245      $0.39    $0.40
            January 31, 2006                  39,438        10,728       0.41     0.42
            April 30, 2006                    41,429        11,152       0.42     0.43
            July 31, 2006                     45,055        11,494       0.43     0.44
         =============================================================================

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

Changes in Internal Control Over Financial Reporting

         There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that affected or are reasonably likely to affect our internal control over financial reporting materially.

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

         Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" (commonly referred to as COSO). Based on its evaluation, our management concluded our internal control over financial reporting was effective at July 31, 2007. The effectiveness of our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 42-43.


             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Financial Federal Corporation:

We have audited Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Financial Federal as of July 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2007, and our report dated September 24, 2007 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

New York, New York
September 24, 2007


Item 9B. Other Information

         We issued a press release on September 24, 2007 reporting our results for the quarter and year ended July 31, 2007. The press release is attached as
Exhibit 99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

         We issued a press release on September 24, 2007 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock. The press release is attached as Exhibit 99.2. The dividend is payable on October 26, 2007 to stockholders of record at the close of business on October 10, 2007. The dividend rate is the same as the previous quarter.

PART III


Item 10. Directors, Executive Officers and Corporate Governance

         The information required by this Item, other than Executive Officers' biographies in Part I, Item 1 of this report and the information about our code of conduct discussed below, is incorporated herein by reference to the information in the "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" sections of our 2007 Definitive Proxy Statement to be filed according to Regulation 14A for our Annual Meeting of Stockholders to be held December 11, 2007.

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


Item 11. Executive Compensation

         The information required by this Item is incorporated herein by reference to the information in the "Election of Directors - Compensation of Directors" and "Executive Compensation" sections of our 2007 Definitive Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                      Equity Compensation Plan Information

         ====================================================================================
                                                                         Number of securities
                                               Number of                  remaining available
                                              securities      Weighted    for future issuance
                                                   to be       average           under equity
                                             issued upon      exercise           compensation
                                             exercise of      price of       plans (excluding
                                             outstanding   outstanding   securities reflected
         Equity compensation plan category   options (a)   options (b)     in column (a)) (c)
         ====================================================================================
         Approved by security holders          1,123,387       $ 22.60          2,982,434 (1)
         Not approved by security holders             --            --                 --
         ------------------------------------------------------------------------------------
                  Total                        1,123,387       $ 22.60          2,982,434
         ====================================================================================

         (1) Comprises 2,232,434 stock options, shares of restricted stock, stock appreciation rights, stock units and common stock issuable under our 2006 Stock Incentive Plan and 750,000 shares of restricted stock issuable under our Amended and Restated 2001 Management Incentive Plan.

         Other information required under this Item is incorporated herein by reference to the information in the "Security Ownership of Certain Beneficial Owners and Management" section of our 2007 Definitive Proxy Statement.


Item 13. Certain Relationships and Related Transactions, and Director
         Independence

         The information required by this Item is incorporated herein by reference to the information in the "Certain Transactions" section of our 2007 Definitive Proxy Statement.


Item 14. Principal Accounting Fees and Services

         The information required by this Item is incorporated herein by reference to information in the "Principal Accounting Fees and Services" section of our 2007 Definitive Proxy Statement.

PART IV


Item 15. Exhibits and Financial Statement Schedules

   (a)   Documents filed in this report:

         1. INDEX TO FINANCIAL STATEMENTS:
                                                                           Page
                                                                           -----
         Report of Independent Registered Public Accounting Firm           23
         Consolidated Balance Sheets at July 31, 2007 and 2006             24
         Consolidated Income Statements for the fiscal years ended
            July 31, 2007, 2006 and 2005                                   25
         Consolidated Statements of Changes in Stockholders' Equity
            for the fiscal years ended July 31, 2007, 2006 and 2005        26
         Consolidated Statements of Cash Flows for the fiscal years
            ended July 31, 2007, 2006 and 2005                             27
         Notes to Consolidated Financial Statements                        28-41

         2. FINANCIAL STATEMENT SCHEDULES

            All schedules were omitted because the required information is included in the Consolidated Financial Statements or accompanying notes.

         3. EXHIBITS

Exhibit No.    Description of Exhibit
-------------------------------------------------------------------------------
  3.1   (a)   Articles of Incorporation
  3.2   (b)   Certificate of Amendment of Articles of Incorporation dated
              December 9, 1998
  3.3   (c)   Amended and Restated By-laws dated March 5, 2007
  4.1   (d)   Specimen Common Stock Certificate
  4.2   (e)   Purchase Agreement, dated April 5, 2004, between Registrant and Banc of America Securities LLC and J.P. Morgan Securities
              Inc. for Registrant's $150 million 2.0% Convertible Senior
              Debentures due 2034
  4.3   (e)   Indenture, dated as of April 12, 2004, between Registrant
              and Deutsche Bank Trust Company Americas for Registrant's $175
              million 2.0% Convertible Senior Debentures due 2034
  4.4   (e)   Registration Rights Agreement, dated April 12, 2004, between
              Registrant and Banc of America Securities LLC and J.P. Morgan
              Securities Inc. for Registrant's $150 million 2.0% Convertible
              Senior Debentures due 2034
  4.5   (e)   Specimen 2.0% Convertible Senior Debenture due 2034
 10.1   (f)   Form of Commercial Paper Dealer Agreement
*10.2   (g)   Deferred Compensation Agreement dated March 7, 2000 between the Registrant and former CEO
*10.3   (h)   Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its CEO
*10.4   (h)   Form of Restricted Stock Agreement between the Registrant and certain senior officers
*10.5   (i)   Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
*10.6   (i)   Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
*10.7   (j)   Restricted Stock Agreement dated October 14, 2004 between the
              Registrant and its CEO
*10.8   (k)   Restricted Stock Agreement dated September 28, 2005 between the Registrant and its CEO
*10.9   (k)   Restricted Stock Agreement dated November 2, 2005 between the
              Registrant and its CEO
*10.10  (l)   Amended and Restated 1998 Stock Option/Restricted Stock Plan
              (as amended and restated December 15, 2005)
*10.11  (l)   Amended and Restated Supplemental Retirement Benefit dated
              March 6, 2006 between the Registrant and its CEO (as amended and restated March 6, 2006)
*10.12  (l)   Form of Excise Tax Restoration Agreement between the
              Registrant and its directors and named executive officers
              dated March 6, 2006
*10.13  (l)   Form of Indemnity Agreement between the Registrant and its directors and named executive officers dated March 6, 2006
*10.14  (l)   Restricted Stock Agreement dated February 22, 2006 between the
              Registrant and its CEO
*10.15  (l)   Form of Restricted Stock Agreement between the Registrant and certain senior officers

*10.16  (c)   Amended and Restated 2001 Management Incentive Plan
*10.17  (c)   2006 Stock Incentive Plan
*10.18  (c)   2006 Stock Incentive Plan - Form of Stock Grant Agreement for
              Chief Executive Officer
*10.19  (c)   2006 Stock Incentive Plan - Form of Stock Grant Agreement for
              Executive Officers and Non-Employee Directors
*10.20  (c)   2006 Stock Incentive Plan - Form of Incentive Stock Option
              Agreement for Executive Officers
*10.21  (c)   2006 Stock Incentive Plan - Form of Nonstatutory Stock Option
              Agreement for Executive Officers
*10.22  (c)   Amended and Restated 2001 Management Incentive Plan - Form of
              Restricted Stock Agreement
*10.23  (c)   Amended and Restated 2001 Management Incentive Plan - Form of
              Stock Unit Award Agreement
*10.24  **    2006 Stock Incentive Plan - Form of Stock Unit Agreement
 12.1   **    Computation of Debt-To-Equity Ratio
 21.1   **    Subsidiaries of the Registrant
 23.1   **    Consent of Independent Registered Public Accounting Firm
 31.1   **    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
 31.2   **    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
 32.1   **    Section 1350 Certification of Chief Executive Officer
 32.2   **    Section 1350 Certification of Chief Financial Officer
 99.1   **    Press release dated September 24, 2007
 99.2   **    Press release dated September 24, 2007


Previously filed with the Securities and Exchange Commission as an exhibit to our:
-----------------------------------------------------------------------------
  (a) Registration Statement on Form S-1 (Registration No. 33-46662) filed May 28, 1992
  (b)         Form 10-Q for the quarter ended January 31, 1999
  (c)         Form 8-K dated December 6, 2006
  (d) Registration Statement on Form S-3 (Registration No. 333-56651) filed June 11, 1998
  (e)         Form 8-K dated April 19, 2004
  (f)         Form 10-K for the fiscal year ended July 31, 1996
  (g)         Form 10-Q for the quarter ended January 31, 2000
  (h)         Form 10-Q for the quarter ended April 30, 2002
  (i)         Form 10-Q for the quarter ended January 31, 2003
  (j)         Form 10-Q for the quarter ended October 31, 2004
  (k)         Form 10-Q for the quarter ended October 31, 2005
  (l)         Form 10-Q for the quarter ended January 31, 2006


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


                                  September 24, 2007
                                  ------------------
                                  Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Lawrence B. Fisher                                       September 24, 2007
------------------------------------------------------       ------------------
Director                                                     Date


/s/ Michael C. Palitz                                        September 24, 2007
------------------------------------------------------       ------------------
Director                                                     Date


/s/ Leopold Swergold                                         September 24, 2007
------------------------------------------------------       ------------------
Director                                                     Date


/s/ H. E. Timanus, Jr.                                       September 24, 2007
------------------------------------------------------       ------------------
Director                                                     Date


/s/ Michael J. Zimmerman                                     September 24, 2007
------------------------------------------------------       ------------------
Director                                                     Date


/s/ Steven F. Groth                                          September 24, 2007
------------------------------------------------------       ------------------
Senior Vice President and Chief Financial Officer            Date
(Principal Financial Officer)


/s/ David H. Hamm                                            September 24, 2007
------------------------------------------------------       ------------------
Vice President, Controller and Treasurer                     Date
(Principal Accounting Officer)