Form 10-Q
period 2007-10-31
FINANCIAL FEDERAL CORP
filed 2007-12-06
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended October 31, 2007

                                          OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to __________

                        Commission file number 001-14237

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

The number of shares outstanding of the registrant's common stock on December 3, 2007 was 25,660,185.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2007

                                TABLE OF CONTENTS

Part I - Financial Information                                          Page No.
--------------------------------------------------------------------    --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets at October 31, 2007 (unaudited)
              and July 31, 2007 (audited)                                  3

         Consolidated Income Statements for the three months ended
              October 31, 2007 and 2006 (unaudited)                        4

         Consolidated Statements of Changes in Stockholders' Equity
              for the three months ended October 31, 2007 and 2006
              (unaudited)                                                  5

         Consolidated Statements of Cash Flows for the three months
              ended October 31, 2007 and 2006 (unaudited)                  6

         Notes to Consolidated Financial Statements (unaudited)            7-13

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   14-24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       24

Item 4.  Controls and Procedures                                          24


Part II - Other Information
--------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      24

Item 5.  Other Information                                                24

Item 6.  Exhibits                                                         25

Signatures                                                                26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

============================================================================================
                                                          October 31, 2007*    July 31, 2007
--------------------------------------------------------------------------------------------
ASSETS
Finance receivables                                              $2,125,172       $2,128,353
Allowance for credit losses                                         (24,020)         (23,992)
--------------------------------------------------------------------------------------------
   Finance receivables - net                                      2,101,152        2,104,361
Cash                                                                  7,821            5,861
Other assets                                                          8,978            9,852
--------------------------------------------------------------------------------------------
      TOTAL ASSETS                                               $2,117,951       $2,120,074
============================================================================================

LIABILITIES
Debt:
   Long-term ($6,200 at October 31, 2007 and $5,700
     at July 31, 2007 owed to related parties)                   $1,338,400       $1,335,850
   Short-term                                                       320,300          324,750
Accrued interest, taxes and other liabilities                        71,335           71,721
--------------------------------------------------------------------------------------------
   Total liabilities                                              1,730,035        1,732,321
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                  --               --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 25,660 at October 31, 2007 and 25,760 at
   July 31, 2007                                                     12,830           12,880
Additional paid-in capital                                          130,854          129,167
Retained earnings                                                   243,822          244,646
Accumulated other comprehensive income                                  410            1,060
--------------------------------------------------------------------------------------------
   Total stockholders' equity                                       387,916          387,753
--------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $2,117,951       $2,120,074
============================================================================================

*   Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

============================================================================================
Three Months Ended October 31,                                         2007             2006
--------------------------------------------------------------------------------------------
Finance income                                                    $  49,596        $  46,930
Interest expense                                                     22,081           20,892
--------------------------------------------------------------------------------------------

   Net finance income before provision for credit
     losses on finance receivables                                   27,515           26,038

Provision for credit losses on finance receivables                      400               --
--------------------------------------------------------------------------------------------

   Net finance income                                                27,115           26,038

Salaries and other expenses                                           6,509            6,109
--------------------------------------------------------------------------------------------

   Income before provision for income taxes                          20,606           19,929

Provision for income taxes                                            7,940            7,699
--------------------------------------------------------------------------------------------

     NET INCOME                                                   $  12,666        $  12,230
============================================================================================

EARNINGS PER COMMON SHARE:
     Diluted                                                      $    0.50        $    0.46
============================================================================================
     Basic                                                        $    0.51        $    0.47
============================================================================================

*   Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings          Income       Total
-------------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2006          27,216    $13,608     $123,091    $253,128          $  552    $390,379
  Net income                         --         --           --      12,230              --      12,230
  Reclassification adjustment
   for realized gain included
   in netincome, net of tax          --         --           --          --             (30)        (30)
                                                                                                -------
     Comprehensive income                                                                        12,200
                                                                                                -------
  Stock repurchased (retired)        (3)        (1)         (65)         (3)             --         (69)
  Stock plan activity:
   Shares issued                     54         27          934          --              --         961
   Shares canceled                   (6)        (3)           3          --              --          --
   Compensation recognized           --         --        1,663          --              --       1,663
   Excess tax benefits               --         --          126          --              --         126
  Common stock cash dividends        --         --           --      (2,729)             --      (2,729)
-------------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2006       27,261    $13,631     $125,752    $262,626          $  522    $402,531
=======================================================================================================


=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings          Income       Total
-------------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2007          25,760    $12,880     $129,167    $244,646          $1,060    $387,753
  Net income                         --         --           --      12,666              --      12,666
  Unrealized loss on cash flow
   hedge, net of tax                 --         --           --          --            (588)       (588)
  Reclassification adjustment
   for realized gain included
   in netincome, net of tax          --         --           --          --             (62)        (62)
                                                                                                -------
     Comprehensive income                                                                        12,016
                                                                                                -------
  Stock repurchased (retired)      (423)      (212)      (2,197)     (9,602)             --     (12,011)
  Stock plan activity:
   Shares issued                    323        162        1,727          --              --       1,889
   Compensation recognized           --         --        1,914          --              --       1,914
   Excess tax benefits               --         --          243          --              --         243
  Common stock cash dividends        --         --           --      (3,888)             --      (3,888)
-------------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2007       25,660    $12,830     $130,854    $243,822          $  410    $387,916
=======================================================================================================

*   Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

============================================================================================
Three Months Ended October 31,                                         2007             2006
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                      $  12,666        $  12,230
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred origination costs and fees              4,220            3,904
     Stock-based compensation                                         1,191              928
     Provision for credit losses on finance receivables                 400               --
     Depreciation and amortization                                       93              154
     Decrease in other assets                                           679            3,558
     Increase in accrued interest, taxes and other liabilities          409           19,578
     Excess tax benefits from stock-based awards                       (243)            (126)
--------------------------------------------------------------------------------------------
         Net cash provided by operating activities                   19,415           40,226
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Finance receivables originated                                   (258,831)        (320,262)
  Finance receivables collected                                     258,143          263,078
--------------------------------------------------------------------------------------------
         Net cash used in investing activities                         (688)         (57,184)
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Bank borrowings, net increase (decrease)                          477,242         (103,889)
  Asset securitization repayments                                  (229,500)              --
  Commercial paper, net (decrease) increase                        (219,492)         152,056
  Repayments of term notes                                          (31,250)         (25,000)
  Proceeds from stock option exercises                                1,889              961
  Excess tax benefits from stock-based awards                           243              126
  Common stock repurchased                                          (12,011)             (69)
  Common stock cash dividends                                        (3,888)          (2,729)
--------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities        (16,767)          21,456
--------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                  1,960            4,498

Cash - beginning of period                                            5,861            8,143
--------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                              $   7,821        $  12,641
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

Basis of Presentation and Principles of Consolidation

      We prepared the accompanying unaudited Consolidated Financial Statements according to the Securities and Exchange Commission's rules and regulations. These rules and regulations permit condensing or omitting certain information and note disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America (GAAP). The July 31, 2007 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. However, we believe the disclosures are sufficient to make the information presented not misleading. These Consolidated Financial Statements and accompanying notes should be read with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three months ended October 31, 2007 may not be indicative of full year results.

Use of Estimates

      GAAP requires us to make significant estimates and assumptions affecting the amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets, residual values, income taxes and stock-based compensation. Actual results could differ from these estimates significantly.

New Accounting Standards

      Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") became effective for us on August 1, 2007. FIN No. 48 requires us to determine if any tax positions taken on our income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing authority. If tax positions pass this more-likely-than-not test, the benefits recorded from them are limited to the amount having a greater than 50% chance of being realized upon being challenged by a taxing authority. For tax positions failing the more-likely-than-not test, no income tax benefits can be recorded. Applicable interest and penalties on any unrecognized tax benefits must be also accrued.

      Applying FIN No. 48 to account for uncertain tax positions was not significantly different from how we previously accounted for uncertain tax positions because our income taxes are straightforward. We have no foreign operations, we are not involved in any questionable tax transactions and we file in almost every state with a corporate income tax. Therefore, applying FIN No. 48 did not result in an adjustment to beginning retained earnings nor did it affect our effective tax rate. Our fiscal 2005 and 2004 tax returns were audited by the IRS in fiscal 2007 and our fiscal 1996 and 1995 tax returns were audited by the IRS in fiscal 1997. These audits were completed with no changes to the tax we reported. We only take uncertain positions on our income tax returns when tax law is unclear and subject to interpretation and we believe not taking the position would unfairly distort our income tax liability. One state is currently examining our income tax returns. Our federal tax returns are open to examination for three years and our state tax returns are generally open to examination for three to five years.

      We record interest and penalties related to uncertain tax positions in income tax expense. The gross liability recorded for uncertain tax positions was $1,200 on August 1, 2007 including $200 of interest and penalties. The entire amount, net of $300 of federal income tax benefits on state income taxes, would lower our effective tax rate if recognized. There were no material changes to these amounts at October 31, 2007 and we do not expect any significant changes in the next twelve months.

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") in September 2006. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for us on August 1, 2008. We are evaluating how it may affect our consolidated financial statements.

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


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      ========================================================================
                                            October 31, 2007     July 31, 2007
      ------------------------------------------------------------------------
      Loans:
         Fixed rate                               $1,757,914        $1,757,211
         Floating rate                               164,433           168,574
      ------------------------------------------------------------------------
            Total loans                            1,922,347         1,925,785
      Direct financing leases *                      202,825           202,568
      ------------------------------------------------------------------------
               Finance receivables                $2,125,172        $2,128,353
      ========================================================================
      * includes residual values of $43,800 at October 31, 2007 and $42,900 at July 31, 2007

      Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused portion of these commitments was $37,100 at October 31, 2007 and $31,400 at July 31, 2007.

      Allowance for credit losses activity is summarized below:

      ========================================================================
      Three Months Ended October 31,                         2007         2006
      ------------------------------------------------------------------------
      Allowance - beginning of period                    $ 23,992     $ 24,100
         Provision                                            400           --
         Write-downs                                         (973)        (647)
         Recoveries                                           601          594
      ------------------------------------------------------------------------
      Allowance - end of period                          $ 24,020     $ 24,047
      ========================================================================
      Percentage of finance receivables                      1.13%        1.18%
      ========================================================================
      Net charge-offs *                                  $    372     $     53
      ========================================================================
      Loss ratio **                                          0.07%        0.01%
      ========================================================================
      *  write-downs less recoveries
      ** net charge-offs over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      ========================================================================
                                            October 31, 2007     July 31, 2007
      ------------------------------------------------------------------------
      Finance receivables classified as
         non-accrual                                 $25,961           $18,817
      Assets received to satisfy finance
         receivables                                   2,085             2,342
      ------------------------------------------------------------------------
            Non-performing assets                    $28,046           $21,159
      ========================================================================

      The allowance for credit losses included $400 at October 31, 2007 and $500 at July 31, 2007 specifically allocated to $6,800 and $4,100 of impaired finance receivables, respectively. We did not recognize any income in the three months ended October 31, 2007 or 2006 on impaired loans before we collected our net investment.


NOTE 3 - DEBT

      Debt is summarized below:

      ========================================================================
                                            October 31, 2007     July 31, 2007
      ------------------------------------------------------------------------
      Fixed rate term notes:
        5.00% due 2010 - 2011                    $   250,000       $   250,000
        5.45% - 5.57% due 2011 - 2014                325,000           325,000
        6.80% due 2008                                 5,000             5,000
      ------------------------------------------------------------------------
          Total fixed rate term notes                580,000           580,000
      Fixed rate term notes swapped to
        floating rates due 2008 - 2010               112,000           143,250
      2.0% convertible debentures due 2034           175,000           175,000
      ------------------------------------------------------------------------
            Total term debt                          867,000           898,250
      Asset securitization financings                195,500           425,000
      Bank borrowings                                527,292            50,050
      Commercial paper                                70,208           289,700
      ------------------------------------------------------------------------
              Total principal                      1,660,000         1,663,000
      Fair value adjustment of hedged debt            (1,300)           (2,400)
      ------------------------------------------------------------------------
                Total debt                       $ 1,658,700       $ 1,660,600
      ========================================================================

Term Notes

      We repaid $31,250 of fixed rate term notes swapped to floating rates at maturity in the first quarter of fiscal 2008. The floating rate on these notes was 8.58%.

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

      The debentures can only be converted (i) in any fiscal quarter when the closing price of our common stock is at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch Ratings, Inc. (three ratings levels lower than the initial rating) (iii) if we call the debentures for redemption or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through October 31, 2007. The market price condition would have been met at October 31, 2007 if the price of our common stock closed above $36.49 for the required period. The closing price of our common stock was $27.02 on October 31, 2007.

      The debentures can only convert into shares of our common stock when their value exceeds their principal amount because we irrevocably elected (under the original terms of the debentures and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. Their value equals the number of convertible shares multiplied by the market value of our common stock. There were 6,234,000 convertible (but not issuable) shares, the adjusted conversion price was $28.07 per share and the adjusted conversion rate was 35.62 shares for each $1 (one thousand) of principal at October 31, 2007. If the value of converted debentures exceeds their principal amount, shares of common stock needed to pay the value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price and multiplied by the number of convertible shares.

      The conversion rate and number of convertible shares increased and the conversion price decreased in the first quarter of fiscal 2008 because we paid cash dividends on our common stock. The conversion rate, conversion price and number of convertible shares were 35.43, $28.22 and 6,200,000, respectively at July 31, 2007. Future cash dividends will cause additional conversion rate and convertible shares increases and conversion price decreases.

Asset Securitization Financings

      We have a $425,000 asset securitization facility providing committed revolving financing through April 2008. The facility was renewed in April 2007. If the facility is not renewed again, we could convert borrowings outstanding into term debt. The term debt would be repaid monthly from collections of securitized receivables and would be repaid by April 2010 if the facility was fully borrowed. Finance receivables include $473,000 and $480,000 of securitized receivables at October 31, 2007 and July 31, 2007, respectively. We can securitize an additional $373,000 of finance receivables at October 31, 2007. We replaced $229,500 of borrowings under this facility in the first quarter of fiscal 2008 with borrowings under our committed bank credit facilities because the interest rates were lower.

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

Bank Borrowings

      We have $555,000 of committed unsecured revolving credit facilities from eleven banks expiring as follows; $85,000 within one year and $470,000 between July 2009 and October 2012. Borrowings outstanding at October 31, 2007 matured within one week, were rolled over (reborrowed) and remain outstanding.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at October 31, 2007. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      ========================================================================
                                            October 31, 2007     July 31, 2007
      ------------------------------------------------------------------------
      Term notes                                  $  599,400        $  599,100
      Bank borrowings and commercial
        paper supported by bank credit
        facilities expiring after one year           470,000           339,750
      Convertible debentures                         175,000           175,000
      Asset securitization financings                 94,000           222,000
      ------------------------------------------------------------------------
           Total long-term debt                   $1,338,400        $1,335,850
      ========================================================================


NOTE 4 - DERIVATIVES

      We entered into interest rate locks (in the form of Treasury locks) with a total notional amount of $75,000 in August 2007. The rate locks expire in January 2008. We designated the rate locks as cash flow hedges of our anticipated issuance of fixed rate term notes hedging the risk of higher interest payments on the notes for the first five years from increases in market interest rates before the notes are issued. Changes in the effective portion of the fair value of the rate locks are deferred as accumulated other comprehensive income and recognized as an adjustment to interest expense over the five-year term of the notes. Any ineffective portion would be recognized currently in interest expense. The fair value of the rate locks was a $960 liability at October 31, 2007 and is reported in other comprehensive income net of deferred income tax of $372 at October 31, 2007.

      We have fixed to floating interest rate swaps with a total notional amount of $112,000 at October 31, 2007 and $143,250 at July 31, 2007. The swaps effectively converted fixed rate term notes into floating rate term notes. We designated the swaps as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. We record the differences between these amounts in interest expense. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR. The average pay rate of 5.90% at October 31, 2007 exceeded the 4.50% average receive rate by 140 basis points (1.40%). The average pay rate was 6.90% and the average receive rate was 4.88% at July 31, 2007. The fair value of the swaps was a liability of $1,300 at October 31, 2007 and $2,400 at July 31, 2007.


NOTE 5 - STOCKHOLDERS' EQUITY

      We repurchased and retired 423,000 shares of our common stock in the first quarter of fiscal 2008 under our repurchase program for $12,011 at a $28.42 average price per share. There was $33,200 available for future repurchases under the program at October 31, 2007. We paid a $0.15 per share quarterly cash dividend in the first quarter of fiscal 2008.


NOTE 6 - STOCK PLANS

      We have two stockholder approved stock plans; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, stock units and common stock to officers, other employees and directors subject to annual participant limits, and expires in December 2016. Awards may be subject to performance goals. The exercise price of stock options can not be less than the fair market value of our common stock when granted and the term of stock options is limited to ten years. There were 2,087,000 shares available for future grants under the 2006 Plan at October 31, 2007. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and cash or stock bonuses to be awarded to our CEO and other selected officers subject to predetermined performance goals. The Amended MIP expires in December 2011. There were 675,000 shares available for future grants under the Amended MIP at October 31, 2007.

      We also have a Supplemental Retirement Benefit ("SERP") for our CEO. We awarded 150,000 stock units vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires. At October 31, 2007, 94,000 units were vested.

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

      Shares of restricted stock awarded through fiscal 2007 (excluding 435,000 shares awarded to executive officers in February 2006) vest annually in equal amounts over initial periods of three to eight years (seven year average). Shares of restricted stock awarded to executive officers in February 2006 vest when the officer's service terminates, other than upon a non-qualifying termination, after six months (i) after the executive officer attains age 62 or
(ii) after August 2026 if earlier (twelve year average).

      We awarded 150,000 shares of performance-based restricted stock to executive officers under the 2006 Plan and 75,000 of performance-based restricted stock to our CEO under the Amended MIP in the first quarter of fiscal 2008. Shares earned would vest in October 2012.

      All unvested shares of restricted stock and the SERP stock units would vest immediately upon the sale of the Company or the employees' death or disability. Unvested shares of restricted stock awarded before fiscal 2007 and the SERP stock units would also vest immediately upon a qualifying employment termination, but only a portion (based on the percentage of the vesting period elapsed) of the shares awarded to executive officers in February 2006 would vest immediately upon a qualifying employment termination. Unvested shares and units would be forfeited upon any other employment termination. Dividends are paid on all unvested shares of restricted stock. The restricted stock agreements and the SERP also allow employees to pay income taxes required to be withheld at vesting by surrendering a portion of the shares or units vested.

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

      Stock option activity and related information for the three months ended October 31, 2007 are summarized below (options and intrinsic value in thousands):

      ==========================================================================
                                                     Weighted-Average
                                               ----------------------
                                               Exercise     Remaining  Intrinsic
                                      Options     Price  Term (years)    Value *
      --------------------------------------------------------------------------
      Outstanding - August 1, 2007      1,124    $22.60
         Granted                           --        --
         Exercised                        (98)    19.25
         Forfeited                        (12)
      ---------------------------------------
      Outstanding - October 31, 2007    1,014    $22.89           2.3     $4,400
      ==========================================================================
      Exercisable - October 31, 2007      526    $21.19           1.5     $3,100
      ==========================================================================
      * number of options multiplied by the difference between the $27.02 closing price of our common stock on October 31, 2007 and the average exercise price

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

      ==========================================================================
      Three Months Ended October 31,                            2007        2006
      --------------------------------------------------------------------------
      Number of options exercised                                 98          54
      Total intrinsic value *                                 $1,000      $  500
      Intrinsic value per option                               10.20        9.25
      Excess tax benefits realized                               223         120
      ==========================================================================
      * options exercised multiplied by the difference between the closing prices of our common stock on the exercise dates and the exercise prices

      Restricted stock activity for the three months ended October 31, 2007 is summarized below (shares in thousands):

      ==================================================================
                                                        Weighted-Average
                                        Shares     Grant-Date Fair Value
      ------------------------------------------------------------------
      Unvested - August 1, 2007          1,050                    $25.34
         Granted                           225                     28.52
         Vested                            (10)                    25.95
         Forfeited                          --
      ----------------------------------------
      Unvested - October 31, 2007        1,265                    $25.90
      ==================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

      ==========================================================================
      Three Months Ended October 31,                            2007        2006
      --------------------------------------------------------------------------
      Number of shares vested                                     10          10
      Total intrinsic value *                                $   279     $   274
      Intrinsic value per share                                27.86       27.38
      Excess tax benefits realized                                20           6
      ==========================================================================
      * shares vested multiplied by the closing prices of our common stock on the dates vested

      Future compensation expense (before deferral under SFAS No. 91) for stock-based awards unvested at October 31, 2007 and expected to vest, and the average expense recognition periods follow:

      ==================================================================
                                       Expense    Weighted-Average Years
      ------------------------------------------------------------------
      Restricted stock                 $22,600                       5.6
      Stock options                      1,200                       2.4
      Stock units                        1,100                       2.0
      ----------------------------------------
               Total                   $24,900                       5.3
      ==================================================================

      Total compensation recorded, compensation capitalized (deferred recognizing) under SFAS No. 91, compensation included in salaries and other expenses and tax benefits recorded for stock-based awards follow:

      ==========================================================================
      Three Months Ended October 31,                            2007        2006
      --------------------------------------------------------------------------
      Compensation for stock options:
      -------------------------------
      Total recorded                                         $   170     $   289
      Capitalized under SFAS No. 91                              108         177
      --------------------------------------------------------------------------
           Included in salaries and other expenses           $    62     $   112
      ==========================================================================
      Tax benefits recorded                                  $    12     $    16
      ==========================================================================

      Compensation for shares of restricted
      stock and stock units:
      -------------------------------------
      Total recorded                                         $ 1,743     $ 1,374
      Capitalized under SFAS No. 91                              615         558
      --------------------------------------------------------------------------
           Included in salaries and other expenses           $ 1,128     $   816
      ==========================================================================
      Tax benefits recorded                                  $   424     $   312
      ==========================================================================

      Total stock-based compensation:
      -------------------------------
      Total recorded                                         $ 1,913     $ 1,663
      Capitalized under SFAS No. 91                              723         735
      --------------------------------------------------------------------------
           Included in salaries and other expenses           $ 1,190     $   928
      ==========================================================================
      Tax benefits recorded                                  $   436     $   328
      ==========================================================================


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ==========================================================================
      Three Months Ended October 31,                            2007        2006
      --------------------------------------------------------------------------
      Net income                                             $12,666     $12,230
      ==========================================================================
      Weighted-average common shares outstanding
        (used for basic EPS)                                  24,681      26,196
      Effect of dilutive securities:
        Stock options                                            184         287
        Shares of restricted stock and stock units               389         271
        Shares issuable upon conversion of
          convertible debt                                       175          --
      --------------------------------------------------------------------------
      Adjusted weighted-average common shares
        outstanding (used for diluted EPS)                    25,429      26,754
      ==========================================================================
      Net income per common share:
          Diluted                                            $  0.50     $  0.46
      ==========================================================================
          Basic                                              $  0.51     $  0.47
      ==========================================================================
      Antidilutive stock options *                               257         150
      ==========================================================================
      * excluded from the calculation because they would have increased diluted EPS

      The convertible debentures lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. When this occurs, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,234,000 (referred to as the treasury stock method). The $28.88 average price of our common stock for the three months ended October 31, 2007 exceeded the $28.07 adjusted conversion price resulting in 175,000 dilutive shares.

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

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms generally ranging between two and five years and provide for monthly payments. The average transaction size is approximately $220,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity (money currently available for us to borrow) is important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 80% of our finance receivables were funded with debt at October 31, 2007.

      We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the asset quality of our receivables (iii) maintaining liquidity and
(iv) managing our interest rate risk. Interest rates on our finance receivables were 92% fixed and 8% floating, and interest rates on our debt were 45% fixed and 55% floating at October 31, 2007. Therefore, changes in market interest rates affect our profitability significantly. The asset quality of our finance receivables can also affect our profitability significantly. Asset quality can affect finance income, provisions for credit losses and operating expenses through reclassifying receivables to or from non-accrual status, incurring write-downs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

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

Significant events

      A crisis started in the credit markets in mid-August 2007. A credit crisis makes it difficult for companies, especially finance companies, to obtain funds and makes obtaining funds more expensive. The crisis is generally believed to have been caused by problems in the subprime mortgage markets. We do not provide subprime mortgage financing. The crisis (i) disrupted the asset-backed and dealer commercial paper markets significantly (ii) caused LIBOR rates to increase by over 50 basis points (0.50%) and (iii) caused credit spreads to widen. Our asset securitization financings are funded with our bank lenders' asset-backed commercial paper and the interest rates on our floating rate debt are based on a credit spread over LIBOR.

      Before the crisis started, we had $425.0 million of asset securitization financings and $320.0 million of commercial paper outstanding at an average rate of 5.5%. The crisis (i) caused the interest rates on our asset securitization financings and commercial paper to exceed 6.0% (ii) made it difficult for us to issue dealer commercial paper and (iii) caused our credit spreads on term debt to be nearly double their pre-crisis levels.

      In its initial response to the crisis, the Federal Reserve added significant liquidity to the credit markets at more favorable rates. Major United States banks then offered borrowings at favorable interest rates. We had $560.0 million available under committed revolving unsecured credit facilities with eleven banks when the crisis started. We discuss these facilities in the Liquidity section. Therefore, we had the ability to forgo issuing dealer commercial paper at over 6.0% and to repay a significant amount of our asset securitization financings by borrowing under these bank credit facilities. We borrowed the full amount under each facility during the quarter. We estimate we lowered our interest expense by $0.4 million during the quarter by replacing our commercial paper related debt with bank borrowings.

      In mid September 2007, the Federal Reserve lowered its target Federal Funds Rate by 50 basis points (0.50%); the first decrease in over four years. This caused an immediate reduction of the interest rates on our floating rate debt and helped bring some stability back to the commercial paper markets. As a result, we started to issue a limited amount of dealer commercial paper in October 2007 but credit spreads on the asset-backed commercial paper that funds our asset securitization financings remained high. The Federal Reserve lowered its target Federal Funds Rate by 25 basis points (0.25%) again at the end of October 2007.

      As a result of the credit crisis, our commercial paper outstanding decreased from $320.0 million to a low of $61.0 million and we repaid $229.5 million of asset securitization financings during the quarter. The commercial paper markets are not expected to return to their pre-crisis state for some time. Therefore, we do not expect our commercial paper to increase significantly.

      Interest rates on our commercial paper and asset securitization financings are normally lower than interest rates on our bank borrowings. This is why we borrowed the full amount under our $425.0 million asset securitization facility, had over $300.0 million of commercial paper and had over $500.0 million available under our bank credit facilities before the credit crisis. But since the crisis started, interest rates on our bank borrowings have been and continue to be lower than rates on our dealer commercial paper and asset securitization financings. Therefore, we continue to borrow under our bank credit facilities.

      Having $555.0 million of committed unsecured revolving bank credit facilities allowed us to fund our operations without being disrupted by the credit crisis and mitigated the effects of higher market interest rates. We have always stressed the importance of having ample liquidity from diverse, reliable sources.


Critical Accounting Policies and Estimates

      Accounting principles generally accepted in the United States require judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. In Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, we describe the significant accounting policies and methods we use to prepare the Consolidated Financial Statements. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are described below.

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. The allowance was $24.0 million (1.13% of finance receivables) at October 31, 2007 including $0.4 million specifically allocated to impaired receivables.

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

Non-Performing Assets

      We record non-accrual (impaired) finance receivables and repossessed equipment (assets received to satisfy receivables) at their current estimated fair value (if less than their carrying amount). We estimate fair value of these non-performing assets by evaluating the expected cash flows of impaired receivables and the market value and condition of the collateral or assets. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Non-performing assets totaled $28.0 million (1.3% of finance receivables) at October 31, 2007.

Residual Values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $43.9 million (2.1% of finance receivables) at October 31, 2007. Historically, we have realized the recorded residual value on disposition.

Income Taxes

      We record a liability for uncertain income tax positions according to FIN No. 48. FIN No. 48 requires us to (i) identify uncertain tax positions we take on our income tax returns (ii) determine if these tax positions would more likely than not be allowed by a taxing authority, and if tax positions pass this more-likely-than-not test, (iii) estimate the amount of tax benefit to record. Therefore, we must record a liability for tax benefits from positions that fail the test and from positions where the full amount of the tax benefits are not expected to be realized. Identifying uncertain tax positions, determining if they pass the test and determining the liability to record requires a significant amount of judgment because tax laws are complicated and subject to interpretation, and because FIN No. 48 requires us to assess the outcome of hypothetical challenges to these positions by taxing authorities. Actual outcomes of these uncertain tax positions differing from our assessments significantly and taxing authorities examining positions we did not consider uncertain could require us to record additional income tax expense including interest and penalties on any underpayment of tax. This would lower net income.

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


RESULTS OF OPERATIONS

Comparison of three months ended October 31, 2007 to three months ended October 31, 2006

      =========================================================================
                                      Three Months Ended
                                             October 31,
      ($ in millions, except per      ------------------
      share amounts)                      2007      2006    $ Change   % Change
      -------------------------------------------------------------------------
      Finance income                     $49.6     $46.9      $  2.7          6%
      Interest expense                    22.1      20.9         1.2          6
      Net finance income before
         provision for credit losses      27.5      26.0         1.5          6
      Provision for credit losses          0.4        --         0.4         --
      Salaries and other expenses          6.5       6.1         0.4          7
      Provision for income taxes           7.9       7.7         0.2          3
      Net income                          12.7      12.2         0.5          3

      Diluted earnings per share          0.50      0.46        0.04          9
      Basic earnings per share            0.51      0.47        0.04          9
      =========================================================================

      Net income increased by 3% to $12.7 million in the first quarter of fiscal 2008 from $12.2 million in the first quarter of fiscal 2007. The increase resulted from receivables growth and the higher net yield on finance receivables, partially offset by higher net charge-offs and higher salary expense.

      Finance income increased by 6% to $49.6 million in the first quarter of fiscal 2008 from $46.9 million in the first quarter of fiscal 2007. The increase resulted from the 5% increase in average finance receivables ($106.5 million) to $2.13 billion in the first quarter of fiscal 2008 from $2.02 billion in the first quarter of fiscal 2007 and, to a lesser extent, the higher net yield on finance receivables. Higher market interest rates raised the net yield on finance receivables to 9.28% in the first quarter of fiscal 2008 from 9.21% in the first quarter of fiscal 2007. Higher non-accrual finance receivables partially offset these positive factors.

      Interest expense (incurred on debt used to fund finance receivables) increased by 6% to $22.1 million in the first quarter of fiscal 2008 from $20.9 million in the first quarter of fiscal 2007. The increase resulted from the 7% ($105.0 million) increase in average debt and was partially offset by the four basis point (0.04%) decrease in our cost of debt to 5.33% in the first quarter of fiscal 2008 from 5.37% in the first quarter of fiscal 2007.

      Net finance income before provision for credit losses on finance receivables increased by 6% to $27.5 million in the first quarter of fiscal 2008 from $26.0 million in the first quarter of fiscal 2007. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) increased to 5.15% in the first quarter of fiscal 2008 from 5.11% in the first quarter of fiscal 2007.

      We recorded a $0.4 million provision for credit losses on finance receivables in the first quarter of fiscal 2008. This is the first provision we recorded in two years. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. Net charge-offs (write-downs of finance receivables less recoveries) were $0.4 million in the first quarter of fiscal 2008 and $53,000 in the first quarter of fiscal 2007, and the loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) was 0.07% in the first quarter of fiscal 2008 and 0.01% in the first quarter of fiscal 2007.

      Salaries and other expenses increased by 7% to $6.5 million in the first quarter of fiscal 2008 from $6.1 million in the first quarter of fiscal 2007. The increase resulted from salary increases. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) was 1.22% in the first quarter of fiscal 2008 and 1.20% in the first quarter of fiscal 2007. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) improved to 23.7% in the first quarter of fiscal 2008 from 23.5% in the first quarter of fiscal 2007.

      Diluted earnings per share increased by 9% to $0.50 per share in the first quarter of fiscal 2008 from $0.46 per share in the first quarter of fiscal 2007, and basic earnings per share increased by 9% to $0.51 per share in the first quarter of fiscal 2008 from $0.47 per share in the first quarter of fiscal 2007. The percentage increase in diluted and basic earnings per share was higher than the percentage increase in net income because we repurchased 2.4 million shares of our common stock in the last three fiscal quarters.


FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future net charge-offs and non-performing assets.

      =========================================================================
                                   October 31,   July 31,
      ($ in millions)                   2007 *     2007 *   $ Change   % Change
      -------------------------------------------------------------------------
      Finance receivables             $2,125.2   $2,128.4    $  (3.2)        --%
      Allowance for credit losses         24.0       24.0         --         --
      Non-performing assets               28.0       21.2        6.8         32
      Delinquent finance receivables      15.6        9.9        5.7         58
      Net charge-offs                      0.4        0.1        0.3        202

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses         1.13%      1.13%
      Non-performing assets               1.32       0.99
      Delinquent finance receivables      0.73       0.46
      Net charge-offs (annualized)        0.07       0.02
      =========================================================================
      *  as of and for the quarter ended

      Finance receivables decreased $3 million during the first quarter of fiscal 2008 to $2.13 billion at October 31, 2007. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 90% ($1.92 billion) of finance receivables and leases were 10% ($203 million) at October 31, 2007.

      Finance receivables originated in the first quarter of fiscal 2008 and 2007 were $259 million and $320 million, respectively. Originations decreased because demand for transportation and construction equipment financing weakened. Finance receivables collected in the first quarter of fiscal 2008 and 2007 were $258 million and $263 million, respectively.

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

      Our underwriting policies limit our credit exposure with any customer. The limit was $41.5 million at October 31, 2007. Our ten largest customers accounted for 6.0% ($127.4 million) of total finance receivables at October 31, 2007.

      Our allowance for credit losses was $24.0 million at October 31, 2007 and July 31, 2007. The allowance level remained at 1.13% of finance receivables at October 31, 2007. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors.

      Net charge-offs of finance receivables (write-downs less recoveries) were $0.4 million in the first quarter of fiscal 2008 compared to $0.1 million in the fourth quarter of fiscal 2007 and the annualized loss ratios were 0.07% and 0.02%. Net charge-offs were higher because of the increase in non-performing assets.

      The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
                                             October 31,  July 31,  October 31,
                                                    2007      2007         2006
      -------------------------------------------------------------------------
      Non-accrual finance receivables *            $25.9     $18.8        $14.1
      Repossessed equipment                          2.1       2.4          1.0
      -------------------------------------------------------------------------
           Total non-performing assets             $28.0     $21.2        $15.1
      =========================================================================
      Delinquent finance receivables               $15.6     $ 9.9        $ 7.0
      =========================================================================
      Percentage of non-accrual receivables
          not delinquent                              55%       69%          75%
      =========================================================================
      * before specifically allocated allowance of $0.4 million at October 31, 2007, $0.5 million at July 31, 2007 and $0.2 million at October 31, 2006

      Delinquent receivables, non-accrual receivables and net charge-offs increased during the first quarter of fiscal 2008 but are still at favorable levels. We expect continued moderate increases in these amounts because of weaker economic conditions and the crisis in the credit markets.

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

      Our term notes are rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and our commercial paper is rated 'F2' by Fitch. As a condition of our 'F2' credit rating, commercial paper outstanding is limited to the unused amount of our committed credit facilities. Fitch affirmed its investment grade ratings on our debt in January 2007 and maintained its stable outlook. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

      We had $187.0 million available to borrow under our asset securitization and committed bank credit facilities (after subtracting commercial paper outstanding) at October 31, 2007. We believe we can increase our asset securitization facility and issue more term notes. The increase in our asset securitization facility would be limited to $350.0 million. We believe, but cannot assure, sufficient capital is available to us to sustain our future operations and growth.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at October 31, 2007. None of the agreements have a material adverse change clause.

      Debt and stockholders' equity changed little during the first quarter of fiscal 2008. Debt was $1.66 billion at October 31, 2007 and at July 31, 2007, and stockholders' equity was $387.9 million at October 31, 2007 and $387.8 million at July 31, 2007. Therefore, leverage (debt-to-equity ratio) remained at
4.3 at October 31, 2007. Our leverage is considered low allowing for substantial asset growth and additional equity repurchases. Historically, our leverage has not exceeded 5.5 which is also considered low for a finance company.

      Debt comprised the following ($ in millions):

      ================================================================================
                                                 October 31, 2007        July 31, 2007
                                               ------------------    -----------------
                                                  Amount  Percent      Amount  Percent
      --------------------------------------------------------------------------------
      Term notes                               $   692.0       42%   $  723.3       43%
      Asset securitization financings              195.5       12       425.0       26
      Convertible debentures                       175.0       10       175.0       11
      Borrowings under bank credit facilities      527.3       32        50.0        3
      Commercial paper                              70.2        4       289.7       17
      --------------------------------------------------------------------------------
          Total principal                        1,660.0      100%    1,663.0      100%
      Fair value adjustment of hedged debt          (1.3)                (2.4)
      --------------------------------------------------------------------------------
              Total debt                       $ 1,658.7             $1,660.6
      ================================================================================

Term Notes

      We repaid $31.3 million of the fixed rate term notes swapped to floating rates at maturity in the first quarter of fiscal 2008. The floating rate on these notes was 8.58%.

Asset Securitization Financings

      We have a $425.0 million asset securitization facility. We established the facility in July 2001. The facility provides for committed revolving financing for one year. The facility was renewed a sixth time in April 2007 and expires in April 2008. If the facility is not renewed again, we could convert borrowings into term debt. The term debt would be repaid monthly from collections of securitized receivables and would be repaid by April 2010 if the facility was fully borrowed based on the contractual payments of the $473.0 million of securitized receivables at October 31, 2007.

      We replaced $229.5 million of borrowings under this facility in the first quarter of fiscal 2008 with borrowings under our committed bank credit facilities. The interest rates on bank borrowings were lower because of the crisis in the credit markets.

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

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($846.0 million at October 31, 2007). Therefore, we could securitize an additional $373.0 million of finance receivables at October 31, 2007.

Convertible Debentures

      We issued the convertible debentures in April 2004. They are due at maturity in April 2034, but we can redeem (commonly referred to as a "call") them anytime starting in April 2009 by repaying the principal amount in cash and debenture holders can require us to repurchase them on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash (commonly referred to as a "put"). Debenture holders can also convert the debentures into cash and common stock before maturity as discussed below.

      The debentures can only be converted (i) in any fiscal quarter when the closing price of our common stock is at least 30% higher than the conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch (three ratings levels lower than the initial rating) (iii) if we call the debentures for redemption or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through October 31, 2007. The market price condition would have been met at October 31, 2007 if the price of our common stock closed above $36.49 for the required period. The closing price of our common stock was $27.02 on October 31, 2007.

      The debentures can only convert into shares of our common stock when their value exceeds their principal amount because we irrevocably elected in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. Their value equals the number of convertible shares multiplied by the market value of our common stock. There are 6.2 million convertible (but not issuable) shares, the adjusted conversion price is $28.07 per share and the adjusted conversion rate is 35.62 shares for each $1,000 of principal. If the value of converted debentures exceeds their principal amount, shares of common stock needed to pay the value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price and multiplied by the number of convertible shares. The conversion rate and number of convertible shares increase and the conversion price decreases when we pay dividends on our common stock.

Bank Credit Facilities

      We have $555.0 million of committed unsecured revolving credit facilities from eleven banks (a $25.0 million decrease from July 31, 2007). This includes $500.0 million of facilities with original terms ranging from two to five years and $55.0 million of facilities with an original term of one year. The average remaining term of the multi-year facilities is 3.6 years. These facilities range from $15.0 million to $110.0 million. Borrowings under these facilities can mature between 1 and 270 days. Borrowings outstanding at October 31, 2007 matured within one week and were rolled over (reborrowed) and remain outstanding. We borrow amounts mostly for one day, and also for one week or one month depending on the interest rates and roll the borrowings over when they mature depending on whether we issue or repay other debt.

      These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility immediately. None of the facilities are for commercial paper back-up only and the facilities do not have usage fees. These facilities may be renewed, extended or increased before they expire.

Commercial Paper

      We issue commercial paper direct and through a $500.0 million program with maturities between 1 and 270 days. The amount of commercial paper we could issue can not exceed the unused amount of our committed credit facilities ($187.0 million October 31, 2007).

Stockholders' Equity

      We repurchased 0.4 million shares of our common stock in the first quarter of fiscal 2008 for $12.0 million paying an average price of $28.42 per share. We financed the repurchases with borrowings under our bank credit facilities. There was $33.2 million available for future repurchases under our repurchase program at October 31, 2007. Repurchases are discretionary and future repurchases are contingent upon several conditions.

      We paid $3.9 million of cash dividends and we received $2.1 million from stock option exercises and excess tax benefits from stock-based awards in the first quarter of fiscal 2008.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

      ========================================================================
      Three Months Ended October 31,                      2007            2006
      ------------------------------------------------------------------------
      Net yield of finance receivables                    9.28%           9.21%
      Cost of debt                                        5.33            5.37
      ------------------------------------------------------------------------
               Net interest spread                        3.95%           3.84%
      ========================================================================

      Our net interest spread was 11 basis points (0.11%) higher in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 because (i) the yield on our finance receivables increased and (ii) recent decreases in short-term market interest rates lowered our cost of debt in the first quarter of fiscal 2008.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread and decreases in short-term rates increase our net interest spread because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 55% of our debt is floating rate compared to floating rate finance receivables of only 8%. Our net interest spread is also affected when the differences between short-term and long-term rates change. Long-term rates normally exceed short-term rates. When this excess narrows (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. We can mitigate the effects of an inverted yield curve by issuing long-term fixed rate debt. The yield curve remained inverted during most of the first quarter of fiscal 2008.

      Short-term market interest rates decreased in the first quarter of fiscal 2008 because the Federal Reserve lowered the target Federal Funds Rate 50 basis points (0.50%) in the middle of the quarter and another 25 basis points (0.25%) at the end of the quarter. As a result, our cost of debt decreased by 25 basis points (0.25%) during the quarter. Long-term market interest rates also decreased during the quarter. Lower long-term market interest rates would decrease the cost of future issuances of fixed-rate term debt but this effect would be offset by higher credit spreads caused by the crisis in the credit markets. Lower long-term market interest rates could also result in lower yields on finance receivables.

      Our income is subject to the risk of rising short-term market interest rates and a flat or inverted yield curve at October 31, 2007 because floating rate debt exceeded floating rate receivables by $740.6 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are collected monthly over short periods of two to five years and have been accelerated by prepayments. At October 31, 2007, $686.3 million (35%) of fixed rate finance receivables are scheduled to be collected in one year and the average remaining life of fixed rate finance receivables excluding prepayments is approximately twenty months. Historically, annual collections have exceeded 50% of average receivables. We do not match the maturities of our debt to our finance receivables. The fixed and floating rate amounts and percentages of our finance receivables and capital at October 31, 2007 follow ($ in millions):

      ==================================================================================
                                            Fixed Rate        Floating Rate
                                   -------------------    -----------------
                                      Amount   Percent     Amount   Percent        Total
      ----------------------------------------------------------------------------------
      Finance receivables          $ 1,960.8        92%   $ 164.4         8%   $ 2,125.2
      ==================================================================================

      Debt (principal)             $   755.0        45%   $ 905.0        55%   $ 1,660.0
      Stockholders' equity             387.9       100         --        --        387.9
      ----------------------------------------------------------------------------------
          Total debt and equity    $ 1,142.9        56%   $ 905.0        44%   $ 2,047.9
      ==================================================================================

      Floating rate debt comprises bank borrowings, asset securitization financings, floating rate swaps of fixed rate notes and commercial paper, and reprices (interest rates change based on current short-term market interest rates) at October 31, 2007 as follows: $739.9 million (82%) within one month, $45.9 million (5%) in two to three months and $119.2 million (13%) in four to six months. Asset securitization financings reprice daily as the underlying commercial paper matures. The floating rate swaps of fixed rate notes last repriced in October 2007. The repricing frequency of floating rate debt follows (in millions):

      =========================================================================
                                       Balance   Repricing Frequency
      -------------------------------------------------------------------------
      Bank borrowings                   $527.3   generally daily
      Asset securitization financings    195.5   generally daily
      Floating rate swaps of fixed
        rate notes                       112.0   semiannually (in 180 days)
      Commercial paper                    70.2   1 to 150 days (50 day average)
      =========================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce quarterly net income by approximately $0.7 million at October 31, 2007 based on scheduled repricings of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $1.1 million excluding the expected increase in the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt has been historically lower than fixed rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from these amounts. These hypothetical reductions of quarterly net income at October 31, 2006 were $0.6 million or $1.1 million. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to potential adverse changes in market interest rates with derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives.

      We entered into interest rate locks (in the form of Treasury locks) with a total notional amount of $75.0 million in August 2007. The rate locks expire in January 2008. We designated the rate locks as cash flow hedges of our anticipated issuance of fixed rate term notes hedging the risk of higher interest payments on the notes for the first five years from increases in market interest rates before the notes are issued. Changes in the effective portion of the fair value of the rate locks are deferred as accumulated other comprehensive income and recognized as an adjustment to interest expense over the five-year term of the notes. Any ineffective portion would be recognized currently in interest expense. The fair value of the rate locks was a $1.0 million liability at October 31, 2007 and is reported in other comprehensive income net of deferred income tax of $0.4 million at October 31, 2007.

      We also have fixed to floating interest rate swaps with a total notional amount of $112.0 million at October 31, 2007. The swaps effectively convert fixed rate term notes into floating rate term notes. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR (4.81% at October 31, 2007). The swaps increased interest expense by $0.6 million and $0.8 million in the first quarter of fiscal 2008 and 2007, respectively. The average pay rate of 5.90% at October 31, 2007 exceeded the 4.50% average receive rate by 140 basis points (1.40%). The average pay rate was 6.90% and the average receive rate was 4.88% at July 31, 2007. The average remaining term of the swaps at October 31, 2007 is one year. In the first quarter of fiscal 2008, a swap with a $31.3 million notional amount and an 8.58% rate expired when the swapped 6.23% fixed rate term notes matured.


NEW ACCOUNTING STANDARDS

      Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") became effective for us on August 1, 2007. FIN No. 48 requires us to determine if any tax positions taken on our income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing authority. If tax positions pass this more-likely-than-not test, the benefits recorded from them are limited to the amount having a greater than 50% chance of being realized upon being challenged by a taxing authority. For tax positions failing the more-likely-than-not test, no income tax benefits can be recorded. Applicable interest and penalties on any unrecognized tax benefits must be also accrued.

      Applying FIN No. 48 to account for uncertain tax positions was not significantly different from how we previously accounted for uncertain tax positions because our income taxes are straightforward. We have no foreign operations, we are not involved in any questionable tax transactions and we file in almost every state with a corporate income tax. Therefore, applying FIN No. 48 did not result in an adjustment to beginning retained earnings nor did it affect our effective tax rate. Our fiscal 2005 and 2004 tax returns were audited by the IRS in fiscal 2007 and our fiscal 1996 and 1995 tax returns were audited by the IRS in fiscal 1997. These audits were completed with no changes to the tax we reported. We only take uncertain positions on our income tax returns when tax law is unclear and subject to interpretation and we believe not taking the position would unfairly distort our income tax liability. One state is currently examining our income tax returns. Our federal tax returns are open to examination for three years and our state tax returns are generally open to examination for three to five years.

      We record interest and penalties related to uncertain tax positions in income tax expense. The gross liability recorded for uncertain tax positions was $1.2 million on August 1, 2007 including $0.2 million of interest and penalties. The entire amount, net of $0.3 million of federal income tax benefits on state income taxes, would lower our effective tax rate if recognized. There were no material changes to these amounts at October 31, 2007 and we do not expect any significant changes in the next twelve months.

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") in September 2006. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for us on August 1, 2008. We are evaluating how it may affect our consolidated financial statements.

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


FORWARD-LOOKING STATEMENTS

      Statements in this report containing the words or phrases "can be," "expect," "anticipate," "may," "believe," "appears," "estimate," "intend," "could," "should," "would," "if," "outlook" and other words and phrases expressing our expectations are "forward-looking statements." Actual results could differ from those contained in the forward-looking statements materially because they involve various assumptions and known and unknown risks and uncertainties. Information about risk factors that could cause actual results to differ materially is discussed in "Part I, Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended July 31, 2007 and other sections of this report. Risk factors include (i) an economic slowdown (ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity (iv) rising short-term market interest rates and adverse changes in the yield curve (v) increased competition (vi) the inability to retain key employees and
(vii) adverse conditions in the construction and road transportation industries. Forward-looking statements do not guarantee our future performance and apply only as of the date made. We are not required to update or revise them for future or unanticipated events or circumstances.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                              ISSUER PURCHASES OF EQUITY SECURITIES
                             For the Quarter Ended October 31, 2007

      ========================================================================================
                                               (c) Total Number of          (d) Maximum Number
                     (a) Total                    Shares Purchased      (or Approximate Dollar
                        Number   (b) Average   as Part of Publicly   Value) of Shares that May
                     of Shares    Price Paid    Announced Plans or      Yet Be Purchased Under
      Month          Purchased     per Share              Programs       the Plans or Programs
      ----------------------------------------------------------------------------------------
      September 2007   136,800       $ 28.52               136,800                $ 41,303,000
      October 2007     285,822         28.37               285,822                  33,195,000
      ------------------------------------------------------------
            Total      422,622       $ 28.42               422,622
      ========================================================================================

      We did not sell any unregistered shares of our common stock during the first quarter of fiscal 2008. We established our $50.0 million common stock and convertible debt repurchase program in June 2007.


Item 5. Other Information

      We issued a press release on December 4, 2007 reporting our results for the quarter ended October 31, 2007. The press release is attached as Exhibit
99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

Item 6. Exhibits

Exhibit No.    Description of Exhibit
--------------------------------------------------------------------------------
 3.1    (a)    Articles of Incorporation
 3.2    (b)    Certificate of Amendment of Articles of Incorporation dated
               December 9, 1998
 3.3    (c)    Amended and Restated By-laws dated March 5, 2007
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1           Section 1350 Certification of Chief Executive Officer
32.2           Section 1350 Certification of Chief Financial Officer
99.1           Press release dated December 4, 2007

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


December 6, 2007
----------------
(Date)