Form 10-Q
period 2008-01-31
FINANCIAL FEDERAL CORP
filed 2008-03-06
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [X]          Accelerated filer [ ]

        Non-accelerated filer [ ]            Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock on February 29, 2008 was 25,466,649.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2008

                                TABLE OF CONTENTS

Part I - Financial Information                                          Page No.
----------------------------------------------------------------------- --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets at January 31, 2008 (unaudited)
            and July 31, 2007 (audited)                                     3

         Consolidated Income Statements for the three and six months
            ended January 31, 2008 and 2007 (unaudited)                     4

         Consolidated Statements of Changes in Stockholders' Equity for
            the six months ended January 31, 2008 and 2007 (unaudited)      5

         Consolidated Statements of Cash Flows for the six months ended
            January 31, 2008 and 2007 (unaudited)                           6

         Notes to Consolidated Financial Statements (unaudited)             7-14

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14-25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        25

Item 4.  Controls and Procedures                                           25


Part II - Other Information
-----------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       26

Item 4.  Submission of Matters to a Vote of Security Holders               26

Item 5.  Other Information                                                 26

Item 6.  Exhibits                                                          27

Signatures                                                                 28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

=============================================================================================
                                                           January 31, 2008*    July 31, 2007
=============================================================================================
ASSETS
Finance receivables                                               $2,072,791       $2,128,353
Allowance for credit losses                                          (24,133)         (23,992)
---------------------------------------------------------------------------------------------
   Finance receivables - net                                       2,048,658        2,104,361
Cash                                                                   6,073            5,861
Other assets                                                          11,890            9,852
---------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                 $2,066,621       $2,120,074
=============================================================================================

LIABILITIES
Debt:
   Long-term ($5,200 at January 31, 2008 and $5,700
     at July 31, 2007 owed to related parties)                    $1,313,000       $1,335,850
   Short-term                                                        296,000          324,750
Accrued interest, taxes and other liabilities                         66,455           71,721
---------------------------------------------------------------------------------------------
     Total liabilities                                             1,675,455        1,732,321
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                   --               --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 25,464 at January 31, 2008 and 25,760 at
   July 31, 2007                                                      12,732           12,880
Additional paid-in capital                                           132,081          129,167
Retained earnings                                                    249,041          244,646
Accumulated other comprehensive (loss) income                         (2,688)           1,060
---------------------------------------------------------------------------------------------
     Total stockholders' equity                                      391,166          387,753
---------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $2,066,621       $2,120,074
=============================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

============================================================================================
                                                   Three Months Ended       Six Months Ended
                                                          January 31,            January 31,
                                                   -----------------------------------------
                                                       2008      2007        2008       2007
============================================================================================
Finance income                                      $48,708   $47,383     $98,304    $94,313
Interest expense                                     20,527    21,073      42,608     41,965
--------------------------------------------------------------------------------------------

   Net finance income before provision for credit
     losses on finance receivables                   28,181    26,310      55,696     52,348

Provision for credit losses on finance receivables      800        --       1,200         --
--------------------------------------------------------------------------------------------

   Net finance income                                27,381    26,310      54,496     52,348

Salaries and other expenses                           6,852     6,142      13,361     12,251
--------------------------------------------------------------------------------------------

   Income before provision for income taxes          20,529    20,168      41,135     40,097

Provision for income taxes                            7,945     7,773      15,885     15,472
--------------------------------------------------------------------------------------------

     NET INCOME                                     $12,584   $12,395     $25,250    $24,625
============================================================================================

EARNINGS PER COMMON SHARE:
     Diluted                                        $  0.51   $  0.46     $  1.01    $  0.92
============================================================================================
     Basic                                          $  0.52   $  0.47     $  1.03    $  0.94
============================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings   (Loss) Income       Total
=======================================================================================================
BALANCE - JULY 31, 2006          27,216    $13,608     $123,091    $253,128         $   552    $390,379
  Net income                         --         --           --      24,625              --      24,625
  Unrealized gain on cash flow
    hedge, net of tax                --         --           --          --             616         616
  Reclassification adjustment
    for realized gain included
    in net income, net of tax        --         --           --          --             (59)        (59)
                                                                                               --------
      Comprehensive income                                                                       25,182
                                                                                               --------
  Stock repurchased (retired)        (5)        (3)        (125)         (6)             --        (134)
  Stock plan activity:
    Shares issued                   174         87        2,935          --              --       3,022
    Shares canceled                  (9)        (4)           4          --              --          --
    Compensation recognized          --         --        3,282          --              --       3,282
    Excess tax benefits              --         --          511          --              --         511
  Common stock cash dividends        --         --           --      (6,836)             --      (6,836)
-------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 31, 2007       27,376    $13,688     $129,698    $270,911         $ 1,109    $415,406
=======================================================================================================

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings   (Loss) Income       Total
=======================================================================================================
BALANCE - JULY 31, 2007          25,760    $12,880     $129,167    $244,646          $1,060    $387,753
  Net income                         --         --           --      25,250              --      25,250
  Unrealized loss on cash flow
    hedge, net of tax                --         --           --          --          (3,624)     (3,624)
  Reclassification adjustment
    for net realized gain
    included in net income,
    net of tax                       --         --           --          --            (124)       (124)
                                                                                              ---------
      Comprehensive income                                                                       21,502
                                                                                              ---------
  Stock repurchased (retired)      (633)      (316)      (3,290)    (13,141)             --     (16,747)
  Stock plan activity:
    Shares issued                   337        168        1,968          --              --       2,136
    Compensation recognized          --         --        3,961          --              --       3,961
    Excess tax benefits              --         --          275          --              --         275
  Common stock cash dividends        --         --           --      (7,714)             --      (7,714)
-------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 31, 2008       25,464    $12,732     $132,081    $249,041         $(2,688)   $391,166
=======================================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

============================================================================================
Six Months Ended January 31,                                           2008             2007
============================================================================================
Cash flows from operating activities:
  Net income                                                      $  25,250        $  24,625
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization of deferred origination costs and fees              8,584            8,079
     Stock-based compensation                                         2,440            1,838
     Provision for credit losses on finance receivables               1,200               --
     Depreciation and amortization                                      249              304
     (Increase) decrease in other assets                             (2,431)           2,022
     (Decrease) increase in accrued interest, taxes and
      other liabilities                                                (280)           7,964
     Excess tax benefits from stock-based awards                       (275)            (511)
--------------------------------------------------------------------------------------------
         Net cash provided by operating activities                   34,737           44,321
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Finance receivables originated                                   (483,550)        (603,777)
  Finance receivables collected                                     530,990          537,930
--------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities         47,440          (65,847)
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Bank borrowings, net increase (decrease)                          445,084         (132,242)
  Asset securitization repayments                                  (289,000)              --
  Commercial paper, net (decrease) increase                        (173,834)         178,349
  Repayments of term notes                                          (36,250)         (25,000)
  (Payments) proceeds from settlement of interest rate locks         (5,915)           1,006
  Proceeds from stock option exercises                                2,091            2,977
  Excess tax benefits from stock-based awards                           275              511
  Common stock issued                                                    45               45
  Repurchases of common stock                                       (16,747)            (134)
  Common stock cash dividends                                        (7,714)          (6,836)
--------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities        (81,965)          18,676
--------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                         212           (2,850)

Cash - beginning of period                                            5,861            8,143
--------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                              $   6,073        $   5,293
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

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three and six months ended January 31, 2008 may not be indicative of full year results.

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

      We record interest and penalties related to uncertain tax positions in income tax expense. The gross liability recorded for uncertain tax positions was $1,200 on August 1, 2007 including $200 of interest and penalties. The entire amount, net of $300 of federal income tax benefits on state income taxes, would lower our effective tax rate if recognized. There were no material changes to these amounts at January 31, 2008 and we do not expect any significant changes in the next twelve months.

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") in September 2006 and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" in February 2007. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. These statements are effective in the first quarter of fiscal years beginning after November 15, 2007 and will become effective for us on August 1, 2008. We are evaluating how they may affect our consolidated financial statements, but we do not expect they will have a material impact.


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      =========================================================================
                                          January 31, 2008        July 31, 2007
      =========================================================================
      Loans:
        Fixed rate                              $1,715,328           $1,757,211
        Floating rate                              160,369              168,574
          Total loans                            1,875,697            1,925,785
      Direct financing leases *                    197,094              202,568
      -------------------------------------------------------------------------
            Finance receivables                 $2,072,791           $2,128,353
      =========================================================================
      * includes residual values of $44,300 at January 31, 2008 and $42,900 at July 31, 2007

      Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused portion of these commitments was $37,400 at January 31, 2008 and $31,400 at July 31, 2007.

      Allowance for credit losses activity is summarized below:

      ==================================================================================
                                             Three Months Ended         Six Months Ended
                                                    January 31,              January 31,
                                            --------------------------------------------
                                               2008        2007         2008        2007
      ==================================================================================
      Allowance - beginning of period       $24,020     $24,047      $23,992     $24,100
         Provision                              800          --        1,200          --
         Write-downs                         (1,351)       (503)      (2,324)     (1,150)
         Recoveries                             664         604        1,265       1,198
      ----------------------------------------------------------------------------------
      Allowance - end of period             $24,133     $24,148      $24,133     $24,148
      ==================================================================================
      Percentage of finance receivables        1.16%       1.18%        1.16%       1.18%
      ==================================================================================
      Net charge-offs (recoveries) *        $   687     $  (101)     $ 1,059     $   (48)
      ==================================================================================
      Loss ratio **                            0.13%      (0.02)%       0.10%      (0.01)%
      ==================================================================================

      *   write-downs less recoveries
      ** net charge-offs (recoveries) over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

      =========================================================================
                                             January 31, 2008     July 31, 2007
      =========================================================================
      Finance receivables classified as
         non-accrual                                  $32,136           $18,817
      Assets received to satisfy finance
         receivables                                    5,544             2,342
      -------------------------------------------------------------------------
           Non-performing assets                      $37,680           $21,159
      =========================================================================

      The allowance for credit losses included $500 at January 31, 2008 and July 31, 2007 specifically allocated to $10,900 and $4,100 of impaired finance receivables, respectively. We did not recognize any income in the six months ended January 31, 2008 or 2007 on impaired loans before collecting our net investment.


NOTE 3 - DEBT

      Debt is summarized below:

      =========================================================================
                                             January 31, 2008     July 31, 2007
      =========================================================================
      Fixed rate term notes:
         5.00% due 2010 - 2011                     $  250,000        $  250,000
         5.45% - 5.57% due 2011 - 2014                325,000           325,000
         6.80% due 2008                                    --             5,000
      -------------------------------------------------------------------------
           Total fixed rate term notes                575,000           580,000
      Fixed rate term notes swapped to
         floating rates due 2008 - 2010               112,000           143,250
      2.0% convertible debentures due 2034            175,000           175,000
      -------------------------------------------------------------------------
             Total term debt                          862,000           898,250
      Asset securitization financings                 136,000           425,000
      Bank borrowings                                 495,134            50,050
      Commercial paper                                115,866           289,700
      -------------------------------------------------------------------------
             Total principal                        1,609,000         1,663,000
      Fair value adjustment of hedged debt                 --            (2,400)
      -------------------------------------------------------------------------
                Total debt                         $1,609,000        $1,660,600
      =========================================================================

Term Notes

      We repaid $31,250 of fixed rate term notes swapped to floating rates at maturity in the first half of fiscal 2008. The floating rate on these notes was 8.58%. We also repaid a 6.80% $5,000 term note at maturity.

      We issued $75,000 of five-year fixed rate term notes to two banks in February 2008. Interest is payable semiannually at a 4.43% average rate and the notes are due at maturity in February 2013. The notes replaced $75,000 of bank credit facilities scheduled to expire in February 2008, March 2010 and January 2012.

Convertible Debentures

      We issued the debentures in April 2004. The debentures are due at maturity in April 2034, but we can redeem them anytime starting in April 2009 by paying the principal amount in cash and debenture holders can require us to repurchase them on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash. Debenture holders can also convert the debentures into cash and common stock before maturity as discussed below.

      The debentures can only be converted (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch Ratings, Inc. (three ratings levels lower than the initial rating) (iii) if we call the debentures or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through January 31, 2008. The market price condition would have been met at January 31, 2008 if the price of our common stock closed above $36.26 for the required period. The closing price of our common stock was $24.00 on January 31, 2008.

      The debentures can only convert into shares of our common stock when their value exceeds their principal amount because we irrevocably elected (under the original terms of the debentures and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. Their value equals the number of convertible shares multiplied by the market value of our common stock. There were 6,276,000 convertible (but not issuable) shares, the adjusted conversion price was $27.89 per share and the adjusted conversion rate was 35.86 shares for each $1 (one thousand) of principal at January 31, 2008. If the value of converted debentures exceeds their principal amount, shares of common stock needed to pay the value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price and multiplied by the number of convertible shares.

      The conversion rate and number of convertible shares increased and the conversion price decreased in the first half of fiscal 2008 because we paid cash dividends on our common stock. The conversion rate, conversion price and number of convertible shares were 35.43, $28.22 and 6,200,000, respectively at July 31, 2007. Future cash dividends will cause additional conversion rate and convertible shares increases and conversion price decreases.

Asset Securitization Financings

      We have a $425,000 asset securitization facility providing committed revolving financing through April 2008. The facility was renewed in April 2007. If the facility is not renewed again, we could convert borrowings outstanding into term debt. The term debt would be repaid monthly from collections of securitized receivables and would be repaid by August 2010 if the facility was fully borrowed. Finance receivables include $384,000 and $480,000 of securitized receivables at January 31, 2008 and July 31, 2007, respectively. We can securitize an additional $440,000 of finance receivables at January 31, 2008. We replaced $289,000 of borrowings under this facility in the first half of fiscal 2008 with borrowings under our committed bank credit facilities because the interest rates were lower.

      Borrowings under the facility are limited to 94% of eligible securitized receivables. Securitized receivables ninety or more days past due, classified as impaired or subject to a bankruptcy, or with terms outside of defined limits, are ineligible to be borrowed against. The facility also restricts the amount of net charge-offs of securitized receivables and the amount of delinquent securitized receivables. The facility would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

Bank Borrowings

      We had $555,000 of committed unsecured revolving credit facilities from eleven banks at January 31, 2008 expiring as follows; $85,000 within one year and $470,000 between July 2009 and October 2012. Borrowings outstanding at January 31, 2008 matured within three weeks, were rolled-over (reborrowed) and remain outstanding. The amount of committed unsecured revolving credit facilities is currently $455,000 because we replaced $75,000 of the facilities with five-year term notes and a $25,000 facility expired in February 2008.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at January 31, 2008. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      =========================================================================
                                             January 31, 2008     July 31, 2007
      =========================================================================
      Term notes                                   $  600,000        $  599,100
      Bank borrowings and commercial
        paper supported by bank credit
        facilities expiring after one year            470,000           339,750
      Convertible debentures                          175,000           175,000
      Asset securitization financings                  68,000           222,000
      -------------------------------------------------------------------------
           Total long-term debt                    $1,313,000        $1,335,850
      =========================================================================


NOTE 4 - DERIVATIVES

      We entered into interest rate locks (in the form of Treasury locks) with a total notional amount of $75,000 in August 2007. We designated the rate locks as cash flow hedges of our anticipated issuance of fixed rate term notes hedging the risk of higher interest payments on the notes for the first five years from increases in market interest rates before the notes were issued. We paid $5,915 when the rate locks expired in January 2008.

      We determined there was no hedge ineffectiveness and therefore we recorded the entire loss as a reduction of stockholders' equity in accumulated other comprehensive loss net of deferred income tax of $2,291. We will reclassify the after-tax amount into net income over the five year term of the notes issued in February 2008 by increasing interest expense and deferred income tax. This effectively increases the interest rate on the notes.

      We have fixed to floating interest rate swaps with a total notional amount of $112,000 at January 31, 2008 and $143,250 at July 31, 2007. The swaps effectively converted fixed rate term notes into floating rate term notes. We designated the swaps as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. We record the differences between these amounts in interest expense. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR. The average pay rate of 5.90% at January 31, 2008 exceeded the 4.50% average receive rate by 140 basis points (1.40%). The average pay rate was 6.90% and the average receive rate was 4.88% at July 31, 2007. The fair value of the swaps was zero at January 31, 2008 and was a $2,400 liability at July 31, 2007.


NOTE 5 - STOCKHOLDERS' EQUITY

      We repurchased and retired 633,000 shares of our common stock in the first half of fiscal 2008 under our repurchase program for $16,747 at a $26.47 average price per share. There was $28,459 available for future repurchases under the program at January 31, 2008. We paid quarterly cash dividends of $0.30 per share in the first half of fiscal 2008. In March 2008, we declared a $0.15 per share quarterly cash dividend payable in April 2008.


NOTE 6 - STOCK PLANS

      We have two stockholder approved stock plans; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, stock units and common stock to officers, other employees and directors subject to annual participant limits, and expires in December 2016. Awards may be performance-based. The exercise price of stock options can not be less than the fair market value of our common stock when granted and the term of stock options is limited to ten years. There were 1,974,000 shares available for future grants under the 2006 Plan at January 31, 2008. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and performance-based cash or stock bonuses to be awarded to our CEO and other selected officers. The Amended MIP expires in December 2011. There were 675,000 shares available for future grants under the Amended MIP at January 31, 2008.

      We also have a Supplemental Retirement Benefit ("SERP") for our CEO. We awarded 150,000 stock units vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires. There were 113,000 units vested at January 31, 2008.

      Options granted through the first half of fiscal 2005 were mostly incentive stock options with a six-year term vesting 25% after two, three, four and five years. Options granted in the second half of fiscal 2005 were non-qualified stock options with a four-year term and 33 1/3% vested on July 31, 2005, 2006 and 2007. Options granted after fiscal 2005 were non-qualified stock options with a five-year term vesting 25% after one, two, three and four years. We granted 100,000 non-qualified stock options to employees in the first half of fiscal 2008.

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

      We awarded 150,000 shares of performance-based restricted stock to executive officers under the 2006 Plan and 75,000 shares of performance-based restricted stock to our CEO under the Amended MIP in the first half of fiscal 2008. Shares earned would vest in October 2012.

      We awarded 12,000 restricted stock units under the 2006 Plan to non-employee directors in December 2007. The units vest in one year or earlier upon the sale of the Company or the director's death or disability, and are subject to forfeiture. Each unit represents the right to receive one share of common stock. Vested units will convert into shares of common stock when the director's service terminates. We also issued 2,000 shares of common stock under the 2006 Plan as payment of annual director retainer fees at the director's election. The price of our common stock on the date we issued these shares was $22.08.

      All unvested shares of restricted stock and the SERP stock units would vest immediately upon the sale of the Company or the employees' death or disability. Unvested shares of restricted stock awarded before fiscal 2007 and the SERP stock units would also vest immediately upon a qualifying employment termination, but only a portion (based on the percentage of the vesting period elapsed) of the shares awarded to executive officers in February 2006 would vest immediately upon a qualifying employment termination. Unvested shares and units would be forfeited upon any other employment termination. Dividends are paid on all unvested shares of restricted stock and on all stock units. The restricted stock agreements and the SERP also allow employees to pay income taxes required to be withheld at vesting by surrendering a portion of the shares or units vested.

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

      Stock option activity and related information for the six months ended January 31, 2008 are summarized below (options and intrinsic value in thousands):

      ==========================================================================
                                                     Weighted-Average
                                               ----------------------
                                               Exercise     Remaining  Intrinsic
                                      Options     Price  Term (years)    Value *
      ==========================================================================
      Outstanding - August 1, 2007      1,124    $22.60
         Granted                          100     22.80
         Exercised                       (110)    19.05
         Forfeited                        (15)
      ---------------------------------------
      Outstanding - January 31, 2008    1,099    $22.92           2.3     $2,300
      ==========================================================================
      Exercisable - January 31, 2008      517    $21.24           1.3     $1,700
      ==========================================================================
      * number of in-the-money options multiplied by the difference between their average exercise price and the $24.00 closing price of our common stock on January 31, 2008

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

      =========================================================================
      Six Months Ended January 31,                          2008           2007
      =========================================================================
      Number of options exercised                            110            172
      Total intrinsic value *                             $1,070         $1,850
      Intrinsic value per option                            9.73          10.77
      Excess tax benefits realized                           253            499
      =========================================================================
      * options exercised multiplied by the difference between their exercise prices and the closing prices of our common stock on the exercise dates

      Restricted stock activity for the six months ended January 31, 2008 is summarized below (shares in thousands):

      =========================================================================
                                                               Weighted-Average
                                          Shares          Grant-Date Fair Value
      =========================================================================
      Unvested - August 1, 2007            1,050                         $25.34
         Granted                             225                          28.52
         Vested                              (19)                         26.02
         Forfeited                            --
      ------------------------------------------
      Unvested - January 31, 2008          1,256                         $25.90
      =========================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

      =========================================================================
      Six Months Ended January 31,                          2008           2007
      =========================================================================
      Number of shares vested                                 19             19
      Total intrinsic value *                             $  500         $  517
      Intrinsic value per share                            26.32          27.21
      Excess tax benefits realized                            22             12
      =========================================================================
      * shares vested multiplied by the closing prices of our common stock on the dates vested

      Future compensation expense (before deferral under SFAS No. 91) for stock-based awards unvested at January 31, 2008 and expected to vest, and the average expense recognition periods follow:

      =========================================================================
                                    Expense              Weighted-Average Years
      =========================================================================
      Restricted stock              $21,000                                 5.5
      Stock options                   1,300                                 2.6
      Stock units                     1,100                                 1.7
      -------------------------------------------------------------------------
               Total                $23,400                                 5.2
      =========================================================================

      Total compensation recorded, compensation capitalized (deferred recognizing) under SFAS No. 91, compensation included in salaries and other expenses and tax benefits recorded for stock-based awards follow:

      ===================================================================================
                                                 Three Months Ended      Six Months Ended
                                                        January 31,           January 31,
                                                 ----------------------------------------
                                                     2008      2007        2008      2007
      ===================================================================================
      Compensation for stock options:
      -------------------------------
      Total recorded                               $  186    $  285      $  356    $  574
      Capitalized under SFAS No. 91                   119       174         227       351
      -----------------------------------------------------------------------------------
         Included in salaries and other expenses   $   67    $  111      $  129    $  223
      ===================================================================================
      Tax benefits recorded                        $   15    $   16      $   27    $   32
      ===================================================================================
      Compensation for shares of restricted
      stock and stock units:
      -------------------------------------
      Total recorded                               $1,862    $1,334      $3,605    $2,708
      Capitalized under SFAS No. 91                   679       535       1,294     1,093
      -----------------------------------------------------------------------------------
         Included in salaries and other expenses   $1,183    $  799      $2,311    $1,615
      ===================================================================================
      Tax benefits recorded                        $  446    $  304      $  870    $  616
      ===================================================================================
      Total stock-based compensation:
      -------------------------------
      Total recorded                               $2,048    $1,619      $3,961    $3,282
      Capitalized under SFAS No. 91                   798       709       1,521     1,444
      -----------------------------------------------------------------------------------
         Included in salaries and other expenses   $1,250    $  910      $2,440    $1,838
      ===================================================================================
      Tax benefits recorded                        $  461    $  320      $  897    $  648
      ===================================================================================


NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ==========================================================================
                                         Three Months Ended     Six Months Ended
                                                January 31,          January 31,
                                         ---------------------------------------
                                             2008      2007       2008      2007
      ==========================================================================
      Net income                          $12,584   $12,395    $25,250   $24,625
      ==========================================================================
      Weighted-average common shares
        outstanding (used for basic EPS) 24,338 26,289 24,510 26,242 Effect of dilutive securities:
        Stock options                          50       292        117       289
        Shares of restricted stock and
          stock units                         330       321        360       297
        Shares issuable from
          convertible debt                     --        --         87        --
      --------------------------------------------------------------------------
      Adjusted weighted-average common
        shares outstanding (used for
        diluted EPS)                       24,718    26,902     25,074    26,828
      ==========================================================================
      Earnings per common share:
           Diluted                        $  0.51   $  0.46    $  1.01   $  0.92
           Basic                             0.52      0.47       1.03      0.94
      ==========================================================================
      Antidilutive stock options,
        shares of restricted stock and
        stock units *                       1,292       144        775       147
      ==========================================================================
      * excluded from the calculation because they would have increased diluted EPS

      The convertible debentures lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. When this occurs, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,276,000 (referred to as the treasury stock method). The average price of our common stock exceeded the adjusted conversion price in the three months ended October 31, 2007 resulting in 87,000 dilutive shares for the six months ended January 31, 2008.


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

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms ranging between two and five years and provide for monthly payments. The average transaction size is approximately $250,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend; therefore liquidity (money currently available for us to borrow) is important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 80% of our finance receivables were funded with debt at January 31, 2008.

      We focus on (i) maximizing the difference between the rates we earn on our receivables and the rates we incur on our debt ("net interest spread") (ii) maintaining the asset quality of our receivables (iii) maintaining liquidity and
(iv) managing our interest rate risk. Interest rates on our finance receivables were 92% fixed and 8% floating, and interest rates on our debt were 47% fixed and 53% floating at January 31, 2008. Therefore, changes in market interest rates affect our profitability significantly. Changes in the asset quality of our finance receivables also affect our profitability significantly. Finance income, provisions for credit losses and operating expenses can be affected by reclassifying receivables to or from non-accrual status, incurring write-downs and incurring costs associated with non-performing assets. We use various strategies to manage our interest rate risk and credit risk.

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

Significant events

      A crisis started in the credit markets in August 2007. The credit crisis has made it difficult and more expensive for companies, especially finance companies, to obtain financing. The crisis is generally believed to have been caused by problems in the subprime mortgage markets. We do not provide subprime mortgage financing. The crisis initially (i) disrupted the asset-backed and dealer commercial paper markets significantly (ii) caused LIBOR rates to increase by over 50 basis points (0.50%) and (iii) caused credit spreads to widen. Our asset securitization financings are funded with our bank lenders' asset-backed commercial paper and the interest rates on our floating rate debt are based on a credit spread over LIBOR.

      Before the crisis started, we had $425.0 million of asset securitization financings and $320.0 million of commercial paper outstanding at an average rate of 5.5%. The crisis initially (i) caused the interest rates on our asset securitization financings and commercial paper to exceed 6.0% (ii) made it difficult for us to issue dealer commercial paper and (iii) caused our credit spreads on term debt to more than double their pre-crisis levels.

      In its initial response to the crisis, the Federal Reserve added significant liquidity to the credit markets at more favorable rates. Major United States banks then offered borrowings at favorable interest rates. We had $560.0 million available under committed revolving unsecured bank credit facilities with eleven banks when the crisis started. We discuss these facilities in the Liquidity section. Therefore, we had the ability to forgo issuing dealer commercial paper at over 6.0% and to repay a significant amount of our asset securitization financings by borrowing under our bank credit facilities. We borrowed the full amount under each facility. We estimate we lowered our interest expense by $0.7 million during the first half of fiscal 2008 by replacing our commercial paper debt with bank borrowings.

      The Federal Reserve also lowered its target Federal Funds Rate five times by a total of 225 basis points (2.25%) since the crisis started. These were the first decreases in over four years and the largest decreases since 2001. This lowered the interest rates on our floating rate debt as discussed in the Market Interest Risk and Sensitivity section.

      As a result of the credit crisis, our commercial paper outstanding decreased from $320.0 million to a low of $37.0 million and we repaid $289.0 million of asset securitization financings during the first half of fiscal 2008. The commercial paper markets are not expected to return to their pre-crisis state for some time. Therefore, we do not expect our commercial paper to increase significantly.

      Interest rates on our commercial paper and asset securitization financings are normally lower than interest rates on our bank borrowings. This is why we borrowed the full amount under our $425.0 million asset securitization facility, had over $300.0 million of commercial paper and had over $500.0 million available under our bank credit facilities before the credit crisis. But since the crisis started, interest rates on our bank borrowings have been and continue to be lower than rates on our asset securitization financings. Therefore, we continue to borrow under our bank credit facilities.

      Having over $500.0 million of committed unsecured revolving bank credit facilities allowed us to fund our operations without being disrupted by the credit crisis and mitigated the effects of higher interest rates on commercial paper. We have always stressed the importance of having ample liquidity from diverse, reliable sources.

Critical Accounting Policies and Estimates

      Accounting principles generally accepted in the United States require judgment, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. In Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, we describe the significant accounting policies and methods we use to prepare the Consolidated Financial Statements. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are discussed below.

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. If the allowance needed to be increased by 0.10%, we would need to record a $2.1 million provision. The allowance was $24.1 million (1.16% of finance receivables) at January 31, 2008 including $0.5 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in the remainder of finance receivables (the "general allowance"). We evaluate the fair value of impaired receivables and compare them to the carrying amounts. The carrying amount is the amount receivables are recorded at when we evaluate them and may include prior write-downs or a specific allowance. If our fair value estimate is lower than the carrying amount, we record a write-down or establish a specific allowance depending on (i) how we determined fair value (ii) how certain we are of our estimate and (iii) the level and type of factors and items other than the primary collateral supporting our fair value estimate, such as guarantees and secondary collateral.

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

Non-Performing Assets

      We record non-accrual (impaired) finance receivables and repossessed equipment (assets received to satisfy receivables) at their current estimated fair value (if less than their carrying amount). We estimate fair value of these non-performing assets by evaluating the market value and condition of the collateral or assets and the expected cash flows of impaired receivables. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Non-performing assets totaled $37.7 million (1.8% of finance receivables) at January 31, 2008.

Residual Values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $44.3 million (2.1% of finance receivables) at January 31, 2008. Historically, we have realized the recorded residual value on disposition.

Income Taxes

      We record a liability for uncertain income tax positions according to FIN No. 48. FIN No. 48 requires us to (i) identify uncertain tax positions we take on our income tax returns (ii) determine if these tax positions would more likely than not be allowed by a taxing authority, and if tax positions pass this more-likely-than-not test, (iii) estimate the amount of tax benefit to record. Therefore, we must record a liability for tax benefits from positions that fail the test and from positions where the full amount of the tax benefits are not expected to be realized. Identifying uncertain tax positions, determining if they pass the test and determining the liability to record requires significant judgment because tax laws are complicated and subject to interpretation, and because FIN No. 48 requires us to assess the outcome of hypothetical challenges to these positions by taxing authorities. Actual outcomes of these uncertain tax positions differing from our assessments significantly and taxing authorities examining positions we did not consider uncertain could require us to record additional income tax expense including interest and penalties on any underpayment of tax. This would lower net income. The gross liability recorded for uncertain tax positions was $1.2 million on August 1, 2007 and we do not expect this amount to change significantly.

Stock-Based Compensation

      We record compensation expense for stock options under SFAS No. 123R using the Black-Scholes option pricing model. This model requires us to estimate the expected volatility of the price of our common stock, the expected life of options and the expected dividend rate. SFAS No. 123R also requires us to estimate forfeitures of stock awards. Estimating volatility, expected life, dividend rate and forfeitures requires significant judgment and an analysis of historical data. We may have to record more compensation expense for stock awards if actual results differ from our estimates significantly.


RESULTS OF OPERATIONS

Comparison of three months ended January 31, 2008 to three months ended January 31, 2007

      =========================================================================
                                      Three Months Ended
                                             January 31,
      ($ in millions, except per      ------------------
      share amounts)                      2008      2007    $ Change   % Change
      =========================================================================
      Finance income                     $48.7     $47.4       $ 1.3          3%
      Interest expense                    20.5      21.1        (0.6)        (3)
      Net finance income before
        provision for credit losses       28.2      26.3         1.9          7
      Provision for credit losses          0.8        --         0.8        100
      Salaries and other expenses          6.9       6.1         0.8         12
      Provision for income taxes           7.9       7.8         0.1          2
      Net income                          12.6      12.4         0.2          2

      Diluted earnings per share          0.51      0.46        0.05         11
      Basic earnings per share            0.52      0.47        0.05         11
      =========================================================================

      Net income increased by 2% to $12.6 million in the second quarter of fiscal 2008 from $12.4 million in the second quarter of fiscal 2007. The increase resulted from the net effects of lower short-term market interest rates and, to a lesser extent, the increase in average receivables, partially offset by the effects of higher non-performing assets as discussed below.

      Finance income increased by 3% to $48.7 million in the second quarter of fiscal 2008 from $47.4 million in the second quarter of fiscal 2007. The increase resulted from the 2% increase in average finance receivables ($50.0 million) to $2.10 billion in the second quarter of fiscal 2008 from $2.05 billion in the second quarter of fiscal 2007 and, to a lesser extent, the higher net yield on finance receivables. Higher non-accrual finance receivables and decreases in the prime rate partially offset these positive factors. The net yield on finance receivables was 9.23% in the second quarter of fiscal 2008 and 9.17% in the second quarter of fiscal 2007.

      Interest expense (incurred on debt used to fund finance receivables) decreased by 3% to $20.5 million in the second quarter of fiscal 2008 from $21.1 million in the second quarter of fiscal 2007. The decrease resulted from the 36 basis point (0.36%) decrease in our cost of debt to 5.00% in the second quarter of fiscal 2008 from 5.36% in the second quarter of fiscal 2007, partially offset by the 5% ($73.0 million) increase in average debt. Our cost of debt decreased because of lower short-term market interest rates as discussed in the Market Interest Rate Risk and Sensitivity section.

      Net finance income before provision for credit losses on finance receivables increased by 7% to $28.2 million in the second quarter of fiscal 2008 from $26.3 million in the second quarter of fiscal 2007. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) increased to 5.34% in the second quarter of fiscal 2008 from 5.09% in the second quarter of fiscal 2007 because of lower short-term market interest rates.

      We recorded a $0.8 million provision for credit losses on finance receivables in the second quarter of fiscal 2008. We did not record provisions in the prior two fiscal years. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. Net charge-offs (write-downs of finance receivables less recoveries) were $0.7 million in the second quarter of fiscal 2008 compared to a $0.1 million net recovery (recoveries exceeded write-downs of finance receivables) in the second quarter of fiscal 2007, and the loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) was 0.13% in the second quarter of fiscal 2008 and (0.02)% in the second quarter of fiscal 2007. Net charge-offs have been increasing because of higher non-performing assets.

      Salaries and other expenses increased by 12% to $6.9 million in the second quarter of fiscal 2008 from $6.1 million in the second quarter of fiscal 2007. The increase resulted from higher non-performing asset costs and, to a lesser extent, general increases in other operating expenses including salary expense. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) worsened to 1.30% in the second quarter of fiscal 2008 from 1.19% in the second quarter of fiscal 2007 because the increase in expenses exceeded the increase in receivables. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) worsened to 24.3% in the second quarter of fiscal 2008 from 23.3% in the second quarter of fiscal 2007 because the increase in expenses exceeded the increase in net finance income.

      Diluted earnings per share increased by 11% to $0.51 per share in the second quarter of fiscal 2008 from $0.46 per share in the second quarter of fiscal 2007, and basic earnings per share increased by 11% to $0.52 per share in the second quarter of fiscal 2008 from $0.47 per share in the second quarter of fiscal 2007. The percentage increase in diluted and basic earnings per share was higher than the percentage increase in net income because we repurchased 2.7 million shares of our common stock (10% of total shares outstanding) in the last four fiscal quarters.

Comparison of six months ended January 31, 2008 to six months ended January 31, 2007

      =========================================================================
                                        Six Months Ended
                                             January 31,
      ($ in millions, except per        ----------------
      share amounts)                      2008      2007    $ Change   % Change
      =========================================================================
      Finance income                    $ 98.3    $ 94.3      $  4.0          4%
      Interest expense                    42.6      42.0         0.6          2
      Net finance income before
        provision for credit losses       55.7      52.3         3.4          6
      Provision for credit losses          1.2        --         1.2        100
      Salaries and other expenses         13.3      12.2         1.1          9
      Provision for income taxes          15.9      15.5         0.4          3
      Net income                          25.3      24.6         0.7          3

      Diluted earnings per share          1.01      0.92        0.09         10
      Basic earnings per share            1.03      0.94        0.09         10
      =========================================================================

      Net income increased by 3% to $25.3 million in the first half of fiscal 2008 from $24.6 million in the first half of fiscal 2007. The increase resulted from the increase in average receivables and, to a lesser extent, the net effects of lower short-term market interest rates, partially offset by the effects of higher non-performing assets as discussed below.

      Finance income increased by 4% to $98.3 million in the first half of fiscal 2008 from $94.3 million in the first half of fiscal 2007. The increase resulted from the 4% increase in average finance receivables ($78.0 million) to $2.12 billion in the first half of fiscal 2008 from $2.04 billion in the first half of fiscal 2007 and, to a lesser extent, the higher net yield on finance receivables. Higher non-accrual finance receivables and decreases in the prime rate partially offset these positive factors. The net yield on finance receivables was 9.25% in the first half of fiscal 2008 and 9.19% in the first half of fiscal 2007.

      Interest expense increased by 2% to $42.6 million in the first half of fiscal 2008 from $42.0 million in the first half of fiscal 2007. The increase resulted from the 6% ($89.0 million) increase in average debt, partially offset by the 20 basis point (0.20%) decrease in our cost of debt to 5.17% in the first half of fiscal 2008 from 5.37% in the first half of fiscal 2007.

      Net finance income before provision for credit losses on finance receivables increased by 6% to $55.7 million in the first half of fiscal 2008 from $52.3 million in the first half of fiscal 2007. Net interest margin increased to 5.24% in the first half of fiscal 2008 from 5.10% in the first half of fiscal 2007 because of lower short-term market interest rates.

      We recorded a $1.2 million provision for credit losses on finance receivables in the first half of fiscal 2008. Net charge-offs were $1.1 million in the first half of fiscal 2008 compared to a $48,000 net recovery in the first half of fiscal 2007, and the loss ratio was 0.10% in the first half of fiscal 2008 and (0.01)% in the first half of fiscal 2007.

      Salaries and other expenses increased by 9% to $13.3 million in the first half of fiscal 2008 from $12.2 million in the first half of fiscal 2007. The increase resulted from higher non-performing asset costs and, to a lesser extent, salary increases. The expense ratio worsened to 1.26% in the first half of fiscal 2008 from 1.19% in the first half of fiscal 2007 and the efficiency ratio worsened to 24.0% in the first half of fiscal 2008 from 23.4% in the first half of fiscal 2007.

      Diluted earnings per share increased by 10% to $1.01 per share in the first half of fiscal 2008 from $0.92 per share in the first half of fiscal 2007, and basic earnings per share increased by 10% to $1.03 per share in the first half of fiscal 2008 from $0.94 per share in the first half of fiscal 2007. The percentage increase in diluted and basic earnings per share was higher than the percentage increase in net income because we repurchased 2.7 million shares of our common stock in the last four fiscal quarters.

FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future net charge-offs and non-performing assets.

      ========================================================================
                                   January 31,   July 31,
      ($ in millions)                   2008 *     2007 *   $ Change  % Change
      ------------------------------------------------------------------------
      Finance receivables             $2,072.8   $2,128.4     $(55.6)       (3)%
      Allowance for credit losses         24.1       24.0        0.1         1
      Non-performing assets               37.7       21.2       16.5        78
      Delinquent finance receivables      25.2        9.9       15.3       155
      Net charge-offs                      1.1        0.2        0.9       579

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses         1.16%      1.13%
      Non-performing assets               1.82       0.99
      Delinquent finance receivables      1.22       0.46
      Net charge-offs (annualized)        0.10       0.01
      ========================================================================
      * as of and for the six months ended

      Finance receivables decreased $55.6 million during the first half of fiscal 2008 to $2.07 billion at January 31, 2008. Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 90% ($1.88 billion) of finance receivables and leases were 10% ($197 million) at January 31, 2008.

      Finance receivables originated in the second quarter of fiscal 2008 and 2007 were $225 million and $284 million, respectively, and finance receivables originated in the first half of fiscal 2008 and 2007 were $484 million and $604 million, respectively. Originations decreased because of the weak demand for transportation and construction equipment financing. Finance receivables collected in the second quarter of fiscal 2008 and 2007 were $273 million and $275 million, respectively, and finance receivables collected in the first half of fiscal 2008 and 2007 were $531 million and $538 million, respectively.

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

      Our underwriting policies limit our credit exposure with any customer. The limit was $42.6 million at January 31, 2008. Our ten largest customers accounted for 6.2% ($127.5 million) of total finance receivables at January 31, 2008.

      Our allowance for credit losses was $24.1 million at January 31, 2008 and $24.0 million at July 31, 2007, and the allowance level was 1.16% and 1.13% of finance receivables, respectively. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors.

      Net charge-offs of finance receivables (write-downs less recoveries) were $1.1 million in the first six months of fiscal 2008 compared to $0.2 million in the last six months of fiscal 2007 (the prior six month period) and the annualized loss ratios were 0.10% and 0.01%. Net charge-offs were $0.7 million in the second quarter of fiscal 2008 compared to $0.4 million in the first quarter of fiscal 2008 and the annualized loss ratios were 0.13% and 0.07%. Net charge-offs are increasing because there are more non-performing assets resulting from the slowing economy and transportation and construction industries.

      The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
                                             January 31,  July 31,  January 31,
                                                    2008      2007         2007
      =========================================================================
      Non-accrual finance receivables *            $32.1     $18.8        $13.5
      Repossessed equipment                          5.6       2.4          2.0
      -------------------------------------------------------------------------
           Total non-performing assets             $37.7     $21.2        $15.5
      =========================================================================
      Delinquent finance receivables               $25.2     $ 9.9        $ 8.3
      =========================================================================
      Percentage of non-accrual
        receivables not delinquent                    45%       69%          62%
      =========================================================================
      * before specifically allocated allowance of $0.5 million at January 31, 2008, $0.5 million at July 31, 2007 and $0.2 million at January 31, 2007

      We expect continued increases in delinquent and non-accrual receivables, repossessed equipment and net charge-offs because of continued weakening economic conditions and the effects of the crisis in the credit markets. This would require us to record higher provisions for credit losses.


LIQUIDITY AND CAPITAL RESOURCES

      We describe our need for raising capital (debt and equity), our need for a substantial amount of liquidity (money currently available for us to borrow), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity, credit ratings and debt diversification. Our leverage is low for a finance company, we have been successful in issuing debt, we have ample liquidity available and our debt is diversified with maturities staggered over six years.

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely, we diversify our funding sources and we stagger our debt maturities. Funding sources available to us include operating cash flow, private and public issuances of term debt, committed unsecured revolving bank credit facilities, conduit and term securitizations of finance receivables, dealer placed and direct issued commercial paper and sales of common and preferred equity. We believe our liquidity sources are diversified, and we are not dependent on any funding source or provider.

      The current credit crisis has made it difficult and more expensive for companies to obtain financing. However, we do not anticipate a need for new financing until some time in fiscal 2009 because (i) we currently have over $200.0 million of liquidity (ii) receivables originations have been decreasing
(iii) our operating cash flow remains strong and (iv) aside from our asset securitization facility (discussed below), we currently have only $30.0 million of bank credit facilities expiring and $87.0 million of term notes maturing before January 31, 2009.

      Our term notes are rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and our commercial paper is rated 'F2' by Fitch. Fitch recently affirmed these investment grade ratings in January 2008 and maintained its stable outlook. As a condition of our 'F2' credit rating, commercial paper outstanding is limited to the unused amount of our committed credit facilities. Our access to capital markets and our credit spreads are partly dependent on these investment grade credit ratings.

      We had $233.0 million available to borrow under our committed asset securitization and bank credit facilities (after subtracting commercial paper outstanding) at January 31, 2008. We believe we can increase our asset securitization facility and issue more term notes. The increase in our asset securitization facility would be limited to $350.0 million. We believe, but cannot assure, sufficient capital is available to us to sustain our future operations and growth.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at January 31, 2008. None of the agreements have a material adverse change clause.

      Debt decreased by 3% ($51.6 million) to $1.61 billion at January 31, 2008 from $1.66 billion at July 31, 2007 and stockholders' equity increased by 1% ($3.4 million) to $391.2 million at January 31, 2008 from $387.8 million at July 31, 2007. Therefore, leverage (debt-to-equity ratio) decreased to 4.1 at January 31, 2008 from 4.3 at July 31, 2007. Our leverage is considered low allowing for substantial asset growth and equity repurchases. Historically, our leverage has not exceeded 5.5 which is also considered low for a finance company.

      Debt comprised the following ($ in millions):

      ================================================================================
                                                 January 31, 2008        July 31, 2007
                                               ------------------    -----------------
                                                  Amount  Percent      Amount  Percent
      ================================================================================
      Term notes                                $  687.0       43%   $  723.3       43%
      Asset securitization financings              136.0        8       425.0       26
      Convertible debentures                       175.0       11       175.0       11
      Borrowings under bank credit facilities      495.1       31        50.0        3
      Commercial paper                             115.9        7       289.7       17
      --------------------------------------------------------------------------------
           Total principal                       1,609.0      100%    1,663.0      100%
      Fair value adjustment of hedged debt            --                 (2.4)
      --------------------------------------------------------------------------------
              Total debt                        $1,609.0             $1,660.6
      ================================================================================

Term Notes

      We repaid $31.3 million of fixed rate term notes swapped to floating rates at maturity in the first half of fiscal 2008. The floating rate on these notes was 8.58%. We also repaid a 6.80% $5,000 term note at maturity.

      We issued $75.0 million of five-year fixed rate term notes to two banks in February 2008. Interest is payable semiannually at a 4.43% average rate and the notes are due at maturity in February 2013. The notes replaced $75.0 million of bank credit facilities scheduled to expire in February 2008, March 2010 and January 2012.

Asset Securitization Financings

      We have a $425.0 million asset securitization facility. We established the facility in July 2001. The facility provides for committed revolving financing for one year. The facility was renewed a sixth time in April 2007 and expires in April 2008. If the facility is not renewed again, we could convert borrowings into term debt. The term debt would be repaid monthly from collections of securitized receivables and would be repaid by August 2010 if the facility was fully borrowed.

      We replaced $289.0 million of borrowings under this facility with borrowings under our committed bank credit facilities in the first half of fiscal 2008. The interest rates on bank borrowings were lower because of the crisis in the credit markets and falling short-term market interest rates.

      Borrowings under the facility are limited to 94% of eligible securitized receivables. Securitized receivables ninety or more days past due, classified as impaired or subject to a bankruptcy, or with terms outside of defined limits, are ineligible to be borrowed against. The facility also restricts the amount of net charge-offs of securitized receivables and the amount of delinquent securitized receivables. The facility would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

      The unsecured debt agreements of our major operating subsidiary allow 40% of its finance receivables to be securitized ($824.0 million at January 31, 2008). Finance receivables include $384.0 million of securitized receivables at January 31, 2008 and we could securitize an additional $440.0 million of finance receivables.

Convertible Debentures

      We issued the convertible debentures in April 2004. They are due at maturity in April 2034, but we can redeem them (commonly referred to as a "call") anytime starting in April 2009 by repaying the principal amount in cash and debenture holders can require us to repurchase them (commonly referred to as a "put") on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash. Debenture holders can also convert the debentures into cash and common stock before maturity as discussed below.

      The debentures can only be converted (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch (three ratings levels lower than the initial rating) (iii) if we call the debentures or
(iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through January 31, 2008. The market price condition would have been met at January 31, 2008 if the price of our common stock closed above $36.26 for the required period. The closing price of our common stock was $24.00 on January 31, 2008.

      The debentures can only convert into shares of our common stock when their value exceeds their principal amount because we irrevocably elected in fiscal 2005 to pay the value of converted debentures, not exceeding the principal amount, in cash instead of issuing shares of our common stock. Their value equals the number of convertible shares multiplied by the market value of our common stock. There are 6.3 million convertible (but not issuable) shares, the adjusted conversion price is $27.89 per share and the adjusted conversion rate is 35.86 shares for each $1,000 of principal. If the value of converted debentures exceeds their principal amount, shares of common stock needed to pay the value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price and multiplied by the number of convertible shares. The conversion rate and number of convertible shares increase and the conversion price decreases when we pay dividends on our common stock.

Bank Credit Facilities

      We currently have $455.0 million of committed unsecured revolving credit facilities after replacing $75.0 million of facilities with five-year term notes and after a $25.0 million facility expired in February 2008. The facilities have original terms ranging from two to five years. The average remaining term is 3.3 years. These facilities range from $15.0 million to $110.0 million. Borrowings under these facilities can mature between 1 and 270 days. Borrowings outstanding at January 31, 2008 matured within three weeks, were rolled-over (reborrowed) and remain outstanding. We borrow amounts mostly for one day, and also for one week or one month depending on the interest rates and roll the borrowings over when they mature depending on whether we issue or repay other debt.

      These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility immediately. None of the facilities are for commercial paper back-up only and the facilities do not have usage fees. These facilities may be renewed, extended or increased before they expire.

Commercial Paper

      We issue commercial paper direct and through a $500.0 million program with maturities between 1 and 270 days. The amount of commercial paper we could issue can not exceed the unused amount of our committed credit facilities ($348.9 million January 31, 2008).

Stockholders' Equity

      We repurchased 0.6 million shares of our common stock in the first half of fiscal 2008 for $16.7 million at a $26.47 average price per share. We financed the repurchases with borrowings under our bank credit facilities. There was $28.5 million available for future repurchases under our program at January 31, 2008. Repurchases are discretionary and future repurchases are contingent upon many conditions.

      We paid $7.7 million of cash dividends and we received $2.4 million from stock option exercises and excess tax benefits from stock-based awards in the first half of fiscal 2008.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

      =======================================================================
                                       Three Months Ended    Six Months Ended
                                              January 31,         January 31,
                                       --------------------------------------
                                           2008      2007      2008      2007
      =======================================================================
      Net yield of finance receivables     9.23%     9.17%     9.25%     9.19%
      Cost of debt                         5.00      5.36      5.17      5.37
      -----------------------------------------------------------------------
           Net interest spread             4.23%     3.81%     4.08%     3.82%
      =======================================================================

      Our net interest spread was 0.42% (42 basis points) higher in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, and was 0.26% (26 basis points) higher in the first half of fiscal 2008 compared to the first half of fiscal 2007 because (i) recent decreases in short-term market interest rates lowered our cost of debt and (ii) the yield on our finance receivables increased slightly.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread and decreases in short-term rates increase it (this is currently occurring) because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 53% of our debt is floating rate compared to floating rate finance receivables of only 8%.

      Our net interest spread is also affected when the differences between short-term and long-term rates change. Long-term rates normally exceed short-term rates. When this excess narrows (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. We can mitigate the effects of an inverted yield curve by issuing long-term fixed rate debt. The yield curve remained inverted during most of the first half of fiscal 2008.

      Our net interest spread is also affected by credit spreads. Credit spread is the percentage amount lenders charge borrowers above a market interest rate. Changes in credit spreads affect the yield on our receivables when originated and the cost of debt when issued. Credit spreads increased significantly because of the crisis in the credit markets.

      Short-term market interest rates decreased in the first half of fiscal 2008 significantly because the Federal Reserve lowered the target Federal Funds Rate 225 basis points (2.25%). As a result, our cost of debt decreased by 36 basis points (0.36%) and should continue to decrease. Long-term market interest rates also decreased significantly. Lower long-term market interest rates would normally decrease the cost of future issuances of fixed-rate term debt and also result in lower yields on finance receivables, but these effects have been mostly offset by significantly higher credit spreads caused by the crisis in the credit markets.

      Our income is subject to the risk of rising short-term market interest rates and a flat or inverted yield curve at January 31, 2008 because floating rate debt exceeded floating rate receivables by $698.6 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Finance receivables are collected monthly over short periods of two to five years and have been accelerated by prepayments. At January 31, 2008, $669.3 million (35%) of fixed rate finance receivables are scheduled to be collected in one year and the average remaining life of fixed rate finance receivables excluding prepayments is approximately twenty months. Historically, annual collections have exceeded 50% of average receivables. We do not match the maturities of our debt to our finance receivables. The fixed and floating rate amounts and percentages of our finance receivables and capital at January 31, 2008 follow ($ in millions):

      ==================================================================================
                                            Fixed Rate        Floating Rate
                                   -------------------    -----------------
                                      Amount   Percent     Amount   Percent        Total
      ==================================================================================
      Finance receivables           $1,912.4        92%    $160.4         8%    $2,072.8
      ==================================================================================

      Debt (principal)              $  750.0        47%    $859.0        53%    $1,609.0
      Stockholders' equity             391.2       100         --        --        391.2
      ----------------------------------------------------------------------------------
           Total debt and equity    $1,141.2        57%    $859.0        43%    $2,000.2
      ==================================================================================

      Floating rate debt comprises bank borrowings, asset securitization financings, floating rate swaps of fixed rate notes and commercial paper, and reprices (interest rates change based on current short-term market interest rates) at January 31, 2008 as follows: $690.2 million (80%) within one month, $147.1 million (17%) in two to three months and $21.7 million (3%) in four to six months. Asset securitization financings reprice daily as the underlying commercial paper matures. The floating rate swaps of fixed rate notes last repriced in October 2007. The repricing frequency of floating rate debt follows (in millions):

      =========================================================================
                                       Balance   Repricing Frequency
      -------------------------------------------------------------------------
      Bank borrowings                   $495.1   1 to 30 days
      Asset securitization financings    136.0   generally daily
      Commercial paper                   115.9   1 to 180 days (50 day average)
      Floating rate swaps of fixed
         rate notes                      112.0   semiannually (in 90 days)
      =========================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce quarterly net income by approximately $0.6 million at January 31, 2008 based on scheduled repricings of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $1.0 million excluding the expected increase in the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt has been historically lower than fixed rate debt. Actual future changes in market interest rates and the effect on net income may differ materially from these amounts. These hypothetical reductions of quarterly net income at January 31, 2007 were $0.5 million and $1.0 million. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation.

      We monitor and manage our exposure to potential adverse changes in market interest rates with derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives.

      We entered into interest rate locks (in the form of Treasury locks) with a total notional amount of $75.0 million in August 2007. We designated the rate locks as cash flow hedges of our anticipated issuance of fixed rate term notes hedging the risk of higher interest payments on the notes for the first five years from increases in market interest rates before the notes were issued. We paid $5.9 million when the rate locks expired in January 2008.

      We determined there was no hedge ineffectiveness and therefore we recorded the entire loss as a reduction of stockholders' equity in accumulated other comprehensive loss net of deferred income tax of $2.3 million. We will reclassify the after-tax amount into net income over the five year term of the notes issued in February 2008 by increasing interest expense and deferred income tax. This effectively increases the interest rate on the notes.

      We also have fixed to floating interest rate swaps with a total notional amount of $112.0 million at January 31, 2008. The swaps effectively converted fixed rate term notes into floating rate term notes. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR (3.04% at January 31, 2008). The swaps increased interest expense by $0.4 million and $0.8 million in the second quarter of fiscal 2008 and 2007, respectively, and by $1.0 million and $1.5 million in the first half of fiscal 2008 and 2007, respectively. The average pay rate of 5.90% at January 31, 2008 exceeded the 4.50% average receive rate by 140 basis points (1.40%). The average pay rate was 6.90% and the average receive rate was 4.88% at July 31, 2007. The average remaining term of the swaps at January 31, 2008 is nine months. In the first half of fiscal 2008, a swap with a $31.3 million notional amount and an 8.58% rate expired when the swapped 6.23% fixed rate term notes matured. The swaps have no value at expiration.


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

      We record interest and penalties related to uncertain tax positions in income tax expense. The gross liability recorded for uncertain tax positions was $1.2 million on August 1, 2007 including $0.2 million of interest and penalties. The entire amount, net of $0.3 million of federal income tax benefits on state income taxes, would lower our effective tax rate if recognized. There were no material changes to these amounts at January 31, 2008 and we do not expect any significant changes in the next twelve months.

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") in September 2006 and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" in February 2007. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. These statements are effective in the first quarter of fiscal years beginning after November 15, 2007 and will become effective for us on August 1, 2008. We are evaluating how they may affect our consolidated financial statements, but we do not expect they will have a material impact.


FORWARD-LOOKING STATEMENTS

      Statements in this report containing the words or phrases "expect," "anticipate," "may," "believe," "appears," "estimate," "intend," "could," "should," "would," "if," "outlook" and other words and phrases expressing our expectations are "forward-looking statements." Actual results could differ from those contained in the forward-looking statements materially because they involve various assumptions and known and unknown risks and uncertainties. Information about risk factors that could cause actual results to differ materially is discussed in "Part I, Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended July 31, 2007 and other sections of this report. Risk factors include (i) an economic slowdown (ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity (iv) rising short-term market interest rates and adverse changes in the yield curve (v) increased competition (vi) the inability to retain key employees and (vii) adverse conditions in the construction and road transportation industries. Forward-looking statements do not guarantee our future performance and apply only as of the date made. We are not required to update or revise them for future or unanticipated events or circumstances.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the second quarter of fiscal 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES
                     For the Quarter Ended January 31, 2008

      ========================================================================================
                                               (c) Total Number of          (d) Maximum Number
                     (a) Total                    Shares Purchased      (or Approximate Dollar
                        Number   (b) Average   as Part of Publicly   Value) of Shares that May
                     of Shares    Price Paid    Announced Plans or      Yet Be Purchased Under
      Month          Purchased     per Share              Programs       the Plans or Programs
      ----------------------------------------------------------------------------------------
      December 2007    210,006        $22.55               210,006                 $28,459,000
      ========================================================================================

      We did not sell any unregistered shares of our common stock during the second quarter of fiscal 2008. We established our $50.0 million common stock and convertible debt repurchase program in June 2007.


Item 4. Submission of Matters To a Vote of Security Holders

      Our stockholders voted on the following at our December 11, 2007 Annual Meeting of Stockholders:

      The following nominees were elected to the Board of Directors:

      ==========================================================
                                                 Number of Votes
                                      --------------------------
      Nominee                                For        Withheld
      ==========================================================
      Lawrence B. Fisher              21,196,860       1,988,104
      Michael C. Palitz               14,442,792       8,742,172
      Paul R. Sinsheimer              22,944,274         240,690
      Leopold Swergold                23,021,305         163,659
      H. E. Timanus, Jr.              23,021,305         163,659
      Michael J. Zimmerman            23,021,274         163,690
      ==========================================================

      The appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending July 31, 2008 was ratified by a vote of 22,920,511 shares for, 15,856 shares against and 248,597 shares abstained.


Item 5. Other Information

      We issued a press release on March 3, 2008 reporting our results for the quarter ended January 31, 2008. The press release is attached as Exhibit 99.1.
Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      We issued a press release on March 3, 2008 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock. The press release is attached as Exhibit 99.2. The dividend is payable on April 10, 2008 to stockholders of record at the close of business on March 21, 2008. The dividend rate is the same as the previous quarter.

Item 6. Exhibits

Exhibit No.   Description of Exhibit
--------------------------------------------------------------------------------
 3.1    (a)   Articles of Incorporation
 3.2    (b)   Certificate of Amendment of Articles of Incorporation dated
              December 9, 1998
 3.3    (c)   Amended and Restated By-laws dated March 5, 2007
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1          Section 1350 Certification of Chief Executive Officer
32.2          Section 1350 Certification of Chief Financial Officer
99.1          Press release dated March 3, 2008
99.2          Press release dated March 3, 2008

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

March 5, 2008
-------------
(Date)