Form 10-Q
period 2008-04-30
FINANCIAL FEDERAL CORP
filed 2008-06-06
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2008

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

The number of shares outstanding of the registrant's common stock on May 30, 2008 was 25,512,477.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                      for the quarter ended April 30, 2008

                                TABLE OF CONTENTS

Part I - Financial Information                                          Page No.
----------------------------------------------------------------------- --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets at April 30, 2008 (unaudited) and
            July 31, 2007 (audited)                                         3

         Consolidated Income Statements for the three and nine months
            ended April 30, 2008 and 2007 (unaudited)                       4

         Consolidated Statements of Changes in Stockholders' Equity for
            the nine months ended April 30, 2008 and 2007 (unaudited)       5

         Consolidated Statements of Cash Flows for the nine months
            ended April 30, 2008 and 2007 (unaudited)                       6

         Notes to Consolidated Financial Statements (unaudited)             7-14

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14-26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        26

Item 4.  Controls and Procedures                                           26


Part II - Other Information
-----------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       26

Item 5.  Other Information                                                 26

Item 6.  Exhibits                                                          27

Signatures                                                                 28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

===========================================================================================
                                                            April 30, 2008*   July 31, 2007
===========================================================================================
ASSETS
Finance receivables                                             $2,011,253       $2,128,353
Allowance for credit losses                                        (24,677)         (23,992)
-------------------------------------------------------------------------------------------
   Finance receivables - net                                     1,986,576        2,104,361
Cash                                                                10,987            5,861
Other assets                                                        14,875            9,852
-------------------------------------------------------------------------------------------
     TOTAL ASSETS                                               $2,012,438       $2,120,074
===========================================================================================

LIABILITIES
Debt:
   Long-term ($2,100 at April 30, 2008 and $5,700 at
     July 31, 2007 owed to related parties)                     $1,100,000       $1,335,850
   Short-term                                                      456,000          324,750
Accrued interest, taxes and other liabilities                       55,286           71,721
-------------------------------------------------------------------------------------------
   Total liabilities                                             1,611,286        1,732,321
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                 --               --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 25,500 at April 30, 2008 and 25,760 at
   July 31, 2007                                                    12,750           12,880
Additional paid-in capital                                         134,273          129,167
Retained earnings                                                  256,729          244,646
Accumulated other comprehensive (loss) income                       (2,600)           1,060
-------------------------------------------------------------------------------------------
   Total stockholders' equity                                      401,152          387,753
-------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $2,012,438       $2,120,074
===========================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

============================================================================================
                                                   Three Months Ended      Nine Months Ended
                                                            April 30,              April 30,
                                                   -----------------------------------------
                                                       2008      2007        2008       2007
============================================================================================
Finance income                                      $46,361   $47,490    $144,665   $141,803
Interest expense                                     17,239    20,541      59,847     62,506
--------------------------------------------------------------------------------------------

   Net finance income before provision for credit
     losses on finance receivables                   29,122    26,949      84,818     79,297

Provision for credit losses on finance receivables    1,500        --       2,700         --
--------------------------------------------------------------------------------------------

   Net finance income                                27,622    26,949      82,118     79,297

Salaries and other expenses                           6,922     6,243      20,283     18,494
--------------------------------------------------------------------------------------------

   Income before provision for income taxes          20,700    20,706      61,835     60,803

Provision for income taxes                            8,008     7,996      23,893     23,468
--------------------------------------------------------------------------------------------

      NET INCOME                                    $12,692   $12,710    $ 37,942   $ 37,335
============================================================================================

EARNINGS PER COMMON SHARE:
      Diluted                                       $  0.51   $  0.48    $   1.52   $   1.40
============================================================================================
      Basic                                         $  0.52   $  0.49    $   1.55   $   1.43
============================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                 ----------------      Paid-In   Retained   Comprehensive
                                 Shares    Amount      Capital   Earnings   (Loss) Income      Total
====================================================================================================
BALANCE - JULY 31, 2006          27,216   $13,608     $123,091   $253,128         $   552   $390,379
  Net income                         --        --           --     37,335              --     37,335
  Unrealized gain on cash flow
    hedge, net of tax                --        --           --         --             720        720
  Reclassification adjustment
    for realized gain included
    in net income, net of tax        --        --           --         --            (150)      (150)
                                                                                             -------
      Comprehensive income                                                                    37,905
                                                                                             -------
  Stock repurchased (retired)    (1,710)     (855)      (8,625)   (36,372)             --    (45,852)
  Stock plan activity:
    Shares issued                   435       217        5,082         --              --      5,299
    Shares canceled                  (9)       (4)           4         --              --         --
    Compensation recognized          --        --        5,031         --              --      5,031
    Excess tax benefits              --        --        1,102         --              --      1,102
  Common stock cash dividends        --        --           --    (10,927)             --    (10,927)
----------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 2007         25,932   $12,966     $125,685   $243,164         $ 1,122   $382,937
====================================================================================================

====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                 ----------------      Paid-In   Retained   Comprehensive
                                 Shares    Amount      Capital   Earnings   (Loss) Income      Total
====================================================================================================
BALANCE - JULY 31, 2007          25,760   $12,880     $129,167   $244,646         $ 1,060   $387,753
  Net income                         --        --           --     37,942              --     37,942
  Unrealized loss on cash flow
    hedge, net of tax                --        --           --         --          (3,624)    (3,624)
  Reclassification adjustment
    for net realized loss
    included in net income,
    net of tax                       --        --           --         --             (36)       (36)
                                                                                             -------
      Comprehensive income                                                                    34,282
                                                                                             -------
  Stock repurchased (retired)      (713)     (357)      (3,782)   (14,317)             --    (18,456)
  Stock plan activity:
    Shares issued                   453       227        2,724         --              --      2,951
    Compensation recognized          --        --        5,907         --              --      5,907
    Excess tax benefits              --        --          257         --              --        257
  Common stock cash dividends        --        --           --    (11,542)             --    (11,542)
----------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 2008         25,500   $12,750     $134,273   $256,729         $(2,600)  $401,152
====================================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

===========================================================================================
Nine Months Ended April 30,                                                2008        2007
===========================================================================================
Cash flows from operating activities:
   Net income                                                         $  37,942   $  37,335
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Amortization of deferred origination costs and fees                13,411      11,961
      Stock-based compensation                                            3,593       2,892
      Provision for credit losses on finance receivables                  2,700          --
      Depreciation and amortization                                         527         393
      (Increase) decrease in other assets                                (5,612)      2,453
      (Decrease) increase in accrued interest, taxes and
        other liabilities                                               (11,461)     13,369
      Excess tax benefits from stock-based awards                          (257)     (1,102)
-------------------------------------------------------------------------------------------
         Net cash provided by operating activities                       40,843      67,301
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Finance receivables originated                                      (715,474)   (911,373)
   Finance receivables collected                                        819,462     795,317
-------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities            103,988    (116,056)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Bank borrowings, net increase (decrease)                             126,550    (126,033)
   Asset securitization borrowings, net decrease                             --     (42,500)
   Commercial paper, net (decrease) increase                           (222,800)    171,072
   Proceeds from term notes                                              75,000     125,000
   Repayments of term notes                                             (85,750)    (25,000)
   (Payments) proceeds from settlement of interest rate locks            (5,915)      1,175
   Proceeds from stock option exercises                                   2,906       5,254
   Excess tax benefits from stock-based awards                              257       1,102
   Common stock issued                                                       45          45
   Repurchases of common stock                                          (18,456)    (45,852)
   Common stock cash dividends                                          (11,542)    (10,927)
-------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities           (139,705)     53,336
-------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                      5,126       4,581

Cash - beginning of period                                                5,861       8,143
-------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                  $  10,987   $  12,724
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

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three and nine months ended April 30, 2008 may not be indicative of full year results.

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

      Applying FIN No. 48 to account for uncertain tax positions was not significantly different from how we previously accounted for uncertain tax positions because our income taxes are straightforward. We have no foreign operations, we are not involved in any questionable tax transactions and we file returns in almost every state with a corporate income tax. Therefore, applying FIN No. 48 did not result in an adjustment to beginning retained earnings nor did it affect our effective tax rate. Our fiscal 2005 and 2004 tax returns were audited by the IRS in fiscal 2007 and our fiscal 1996 and 1995 tax returns were audited by the IRS in fiscal 1997. These audits were completed with no changes to the tax we reported. We only take uncertain positions on our income tax returns when tax law is unclear and subject to interpretation and we believe not taking the position would unfairly distort our income tax liability. One state is currently examining our income tax returns. Our federal tax returns can be examined for three years and our state tax returns for three to five years after we file them.

      We record interest and penalties related to uncertain tax positions in income tax expense. The gross liability recorded for uncertain tax positions was $1,200 on August 1, 2007 including $200 of interest and penalties. The entire amount, net of $300 of federal income tax benefits on state income taxes, would lower our effective tax rate if recognized. There were no material changes to these amounts at April 30, 2008 and we do not expect any significant changes in the next twelve months.

      The FASB issued Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)", in May 2008. This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on non-convertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. This FSP will apply to our 2.0% convertible debentures and we are evaluating how it may affect our consolidated financial statements.

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") in September 2006 and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" in February 2007. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. These statements take effect in the first quarter of fiscal years beginning after November 15, 2007 and will take effect for us on August 1, 2008. We are evaluating how they may affect our consolidated financial statements, but we do not expect they will have a material impact.


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

===============================================================================
                                                 April 30, 2008   July 31, 2007
===============================================================================
Loans:
   Fixed rate                                       $ 1,649,650     $ 1,757,211
   Floating rate                                        171,258         168,574
-------------------------------------------------------------------------------
      Total loans                                     1,820,908       1,925,785
Direct financing leases *                               190,345         202,568
-------------------------------------------------------------------------------
         Finance receivables                        $ 2,011,253     $ 2,128,353
===============================================================================
* includes residual values of $43,300 at April 30, 2008 and $42,900 at July 31, 2007

      Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused portion of these commitments was $32,200 at April 30, 2008 and $31,400 at July 31, 2007.

      Allowance for credit losses activity is summarized below:

===============================================================================
                                       Three Months Ended     Nine Months Ended
                                                April 30,             April 30,
                                      -----------------------------------------
                                          2008       2007       2008       2007
===============================================================================
Allowance - beginning of period       $ 24,133   $ 24,148   $ 23,992   $ 24,100
   Provision                             1,500         --      2,700         --
   Write-downs                          (1,737)      (775)    (4,061)    (1,925)
   Recoveries                              781        742      2,046      1,940
-------------------------------------------------------------------------------
Allowance - end of period             $ 24,677   $ 24,115   $ 24,677   $ 24,115
===============================================================================
Percentage of finance receivables         1.23%      1.15%      1.23%      1.15%
===============================================================================
Net charge-offs (recoveries) *        $    956   $     33   $  2,015   $    (15)
===============================================================================
Loss ratio **                             0.19%      0.01%      0.13%        --%
===============================================================================
*   write-downs less recoveries
**  net charge-offs (recoveries) over average finance receivables, annualized

      Non-performing assets comprise finance receivables classified as non-accrual (income recognition has been suspended and the receivables are considered impaired) and assets received to satisfy finance receivables (repossessed equipment, included in other assets) as follows:

===============================================================================
                                                 April 30, 2008   July 31, 2007
-------------------------------------------------------------------------------
Finance receivables classified as non-accrual          $ 31,726        $ 18,817
Assets received to satisfy finance receivables            8,745           2,342
-------------------------------------------------------------------------------
   Non-performing assets                               $ 40,471        $ 21,159
===============================================================================

      The allowance for credit losses included $800 at April 30, 2008 and $500 at July 31, 2007 specifically allocated to $11,200 and $4,100 of impaired finance receivables, respectively. We did not recognize any income in the nine months ended April 30, 2008 or 2007 on impaired loans before collecting our net investment.


NOTE 3 - DEBT

      Debt is summarized below:

===============================================================================
                                                 April 30, 2008   July 31, 2007
===============================================================================
Fixed rate term notes:
   4.31% - 4.60% due 2013                           $    75,000     $        --
   5.00% due 2010 - 2011                                250,000         250,000
   5.45% - 5.57% due 2011 - 2014                        325,000         325,000
   6.80% due 2008                                            --           5,000
-------------------------------------------------------------------------------
      Total fixed rate term notes                       650,000         580,000
Asset securitization borrowings - term                  200,000              --
2.0% convertible debentures due 2034                    175,000         175,000
Fixed rate term notes swapped to floating
  rates due 2008 - 2010                                  62,500         143,250
-------------------------------------------------------------------------------
         Total term debt                              1,087,500         898,250
Asset securitization borrowings - revolving             225,000         425,000
Bank borrowings                                         176,600          50,050
Commercial paper                                         66,900         289,700
-------------------------------------------------------------------------------
            Total principal                           1,556,000       1,663,000
Fair value adjustment of hedged debt                         --          (2,400)
-------------------------------------------------------------------------------
               Total debt                           $ 1,556,000     $ 1,660,600
===============================================================================

Term Notes

      We converted $75,000 of bank credit facilities scheduled to expire in February 2008, March 2010 and January 2012 into five-year fixed rate term notes in February 2008. Interest is payable semiannually at a 4.43% average rate and the notes are due at maturity in February 2013.

      We repaid $80,750 of fixed rate term notes swapped to floating rates at maturity in the first nine months of fiscal 2008. The floating rate on these notes averaged 6.75%. We also repaid a 6.80% $5,000 term note at maturity.

Asset Securitization Borrowings

      Our asset securitization facility was partially renewed and partially converted into amortizing term debt in April 2008. The facility decreased to $325,000 from $425,000 and we converted $200,000 of borrowings into term debt. The two renewing banks increased their commitments $50,000 each and we converted the amounts borrowed from the two non-renewing banks into term debt. This increased our borrowing capacity to $525,000 at April 30, 2008, and $100,000 of the facility was unused at April 30, 2008.

      The $325,000 facility provides for committed revolving financing through April 2009 and we can then convert borrowings outstanding into term debt if the facility is not renewed. The $200,000 of term debt will be repaid monthly from collections of securitized receivables and should be substantially repaid after two years. Finance receivables include $500,000 and $480,000 of securitized receivables at April 30, 2008 and July 31, 2007, respectively. Our major operating subsidiary's debt agreements limit securitized receivables to 40% of its total receivables. Therefore, we could securitize an additional $300,000 of receivables at April 30, 2008.

      Borrowings under the facility and the term debt combined are limited to 94% of eligible securitized receivables. Securitized receivables 120 or more days past due, classified as impaired or subject to a bankruptcy, or with terms outside of defined limits, are ineligible to be borrowed against. The facility also restricts the amount of net charge-offs of securitized receivables and the amount of delinquent securitized receivables. The facility would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

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

      The debentures can only be converted (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch Ratings, Inc. (three ratings levels lower than the initial rating) (iii) if we call the debentures or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through April 30, 2008. The market price condition would have been met at April 30, 2008 if the price of our common stock closed above $35.98 for the required period. The closing price of our common stock was $23.35 on April 30, 2008.

      We irrevocably elected (under the debentures' original terms and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding their principal amount, in cash instead of issuing shares of our common stock. The value of converted debentures equals the number of convertible shares multiplied by the market value of our common stock. We would only issue shares if the value of converted debentures exceeded their principal amount. Shares of common stock needed to pay any value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price and multiplied by the number of convertible shares. There were 6,323,000 convertible (but not issuable) shares, the adjusted conversion price was $27.68 per share and the adjusted conversion rate was 36.13 shares for each $1 (one thousand) of principal at April 30, 2008.

      The conversion rate and number of convertible shares increased and the conversion price decreased in the first nine months of fiscal 2008 because we paid cash dividends on our common stock. The conversion rate, conversion price and number of convertible shares were 35.43, $28.22 and 6,200,000, respectively at July 31, 2007. Future cash dividends will cause additional conversion rate and convertible shares increases and conversion price decreases.

Bank Borrowings

      We have $480,000 of committed unsecured revolving credit facilities from eleven banks with $55,000 expiring within one year and $425,000 expiring between July 2009 and February 2013. Borrowings outstanding at April 30, 2008 matured May 1, 2008, were reborrowed and remain outstanding, and $303,400 of these facilities was unused at April 30, 2008.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at April 30, 2008. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

===============================================================================
                                                 April 30, 2008   July 31, 2007
===============================================================================
Term notes                                          $   675,000     $   599,100
Bank borrowings and commercial paper
  supported by bank credit facilities
  expiring after one year                               243,500         339,750
Asset securitization borrowings - revolving             101,500         222,000
Asset securitization borrowings - term                   80,000              --
Convertible debentures                                       --         175,000
-------------------------------------------------------------------------------
   Total long-term debt                             $ 1,100,000     $ 1,335,850
===============================================================================

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

      We determined there was no hedge ineffectiveness and therefore we recorded the entire payment as a reduction of stockholders' equity in accumulated other comprehensive loss net of deferred income tax of $2,291. We are reclassifying the after-tax amount into net income over the five-year term of the notes issued in February 2008 by increasing interest expense and deferred income tax. This effectively increases the interest rate on the notes, and increased interest expense by $250 and reduced deferred income tax by $100 in the third quarter of fiscal 2008.

      We have fixed to floating interest rate swaps with a total notional amount of $62,500 at April 30, 2008 and $143,250 at July 31, 2007. In the first nine months of fiscal 2008, $80,750 of the swaps expired when the swapped fixed rate term notes matured. The swaps effectively converted fixed rate term notes into floating rate term notes and we designated them as fair value hedges of fixed rate term notes. The swaps expire on the notes' maturity dates. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. We record the differences between these amounts in interest expense. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR. The average pay rate of 4.38% at April 30, 2008 was less than the 4.61% average receive rate by 23 basis points (0.23%). The average pay rate was 6.90% and the average receive rate was 4.88% at July 31, 2007. The fair value of the swaps was zero at April 30, 2008 and was a $2,400 liability at July 31, 2007.


NOTE 5 - STOCKHOLDERS' EQUITY

      We repurchased 707,600 shares of our common stock in the first nine months of fiscal 2008 under our repurchase program for $18,345 at a $25.92 average price per share. We also received 5,700 shares of common stock from employees at an average price of $19.59 per share for payment of income tax due on vested shares of restricted stock. We retired all shares repurchased and received. There was $26,749 available for future repurchases under the program at April 30, 2008.

      We paid quarterly cash dividends of $0.45 per share in the first nine months of fiscal 2008. In June 2008, we declared a $0.15 per share quarterly cash dividend payable in July 2008.


NOTE 6 - STOCK PLANS

      We have two stockholder approved stock plans; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, stock units and common stock to officers, other employees and directors with annual participant limits, and expires in December 2016. Awards may be performance-based. The exercise price of stock options can not be less than the fair market value of our common stock when granted and the term of stock options is limited to ten years. There were 1,890,000 shares available for future grants under the 2006 Plan at April 30, 2008. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and performance-based cash or stock bonuses to be awarded to our CEO and other selected officers. The Amended MIP expires in December 2011. There were 675,000 shares available for future grants under the Amended MIP at April 30, 2008.

      We also have a Supplemental Retirement Benefit ("SERP") for our CEO. We awarded 150,000 stock units in fiscal 2002 vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires. There were 113,000 units vested at April 30, 2008.

      Stock options granted through the first half of fiscal 2005 were mostly incentive stock options with a six-year term vesting 25% after two, three, four and five years. Options granted in the second half of fiscal 2005 were non-qualified stock options with a four-year term and 33 1/3% vested on July 31, 2005, 2006 and 2007. Options granted after fiscal 2005 were non-qualified stock options with a five-year term vesting 25% after one, two, three and four years. We granted 118,000 non-qualified stock options to employees in the first nine months of fiscal 2008 with a $3.60 average fair value.

      Shares of restricted stock awarded (excluding 435,000 shares awarded in February 2006 and 225,000 shares awarded in the first nine months of fiscal 2008 to executive officers) vest annually in equal amounts over initial periods of three to eight years (seven year average). Shares of restricted stock awarded to executive officers in February 2006 vest when the officer's service terminates, other than upon a non-qualifying termination, after six months (i) after the executive officer attains age 62 or (ii) after August 2026 if earlier (twelve year average).

      We awarded 150,000 shares of performance-based restricted stock to executive officers under the 2006 Plan and 75,000 shares of performance-based restricted stock to our CEO under the Amended MIP in the first nine months of fiscal 2008. Shares earned would vest in October 2012. We also awarded 68,000 shares of restricted stock to other officers vesting annually in equal amounts over three to five years.

      We awarded 12,000 restricted stock units under the 2006 Plan to non-employee directors in December 2007. The units vest in one year or earlier upon the sale of the Company or the director's death or disability, and are subject to forfeiture. Each unit represents the right to receive one share of common stock. Vested units will convert into shares of common stock when the director's service terminates. We also issued 2,000 shares of common stock under the 2006 Plan as payment of annual director retainer fees at a director's election. The price of our common stock on the date we issued these shares was $22.08.

      All unvested shares of restricted stock and the SERP stock units would vest immediately upon the sale of the Company or an employee's death or disability. Unvested shares of restricted stock awarded before fiscal 2007 and the SERP stock units would also vest immediately upon a qualifying employment termination, but only a portion (based on the percentage of the vesting period elapsed) of the shares awarded to executive officers in February 2006 would vest immediately upon a qualifying employment termination. Unvested shares and units would be forfeited upon any other employment termination. Dividends are paid on all unvested shares of restricted stock and on all stock units. The restricted stock agreements and the SERP also allow employees to pay income taxes required to be withheld at vesting by surrendering a portion of the shares or units vested.

      Stock options, shares of restricted stock and stock units are the only incentive compensation we provide (other than a cash bonus for the CEO) and we believe these stock-based awards further align employees' and directors' interests with those of our stockholders. We issue new shares when options are exercised or when we award shares of restricted stock, and we do not have a policy to repurchase shares in the open market when options are exercised or when we award shares of restricted stock.

      Stock option activity and related information for the nine months ended April 30, 2008 are summarized below (options and intrinsic value in thousands):

===============================================================================
                                                   Weighted-Average
                                            -----------------------
                                            Exercise      Remaining   Intrinsic
                                  Options      Price   Term (years)     Value *
===============================================================================
Outstanding - August 1, 2007        1,124    $ 22.60
   Granted                            118      22.67
   Exercised                         (158)     18.35
   Forfeited                          (16)
-----------------------------------------
Outstanding - April 30, 2008        1,068    $ 23.19            2.1     $ 1,500
===============================================================================
Exercisable - April 30, 2008          661    $ 22.32            1.5     $ 1,300
===============================================================================
* number of in-the-money options multiplied by the difference between their average exercise price and the $23.35 closing price of our common stock on April 30, 2008

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

===============================================================================
Nine Months Ended April 30,                                  2008          2007
===============================================================================
Number of options exercised                                   158           313
Total intrinsic value *                                   $ 1,300       $ 3,400
Intrinsic value per option                                   8.23         10.86
Excess tax benefits realized                                  300           752
===============================================================================
* options exercised multiplied by the difference between their exercise prices and the closing prices of our common stock on the exercise dates

      Restricted stock activity for the nine months ended April 30, 2008 is summarized below (shares in thousands):

===================================================================
                                                   Weighted-Average
                                     Shares   Grant-Date Fair Value
===================================================================
Unvested - August 1, 2007             1,050                $  25.34
   Granted                              293                   26.99
   Vested                              (167)                  22.22
   Forfeited                             --
-------------------------------------------
Unvested - April 30, 2008             1,176                $  26.20
===================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

========================================================================
Nine Months Ended April 30,                               2008      2007
========================================================================
Number of shares vested                                    167       142
Total intrinsic value *                                $ 3,400   $ 3,800
Intrinsic value per share                                20.36     26.76
(Tax shortfall) excess tax benefits realized               (43)      350
========================================================================
* shares vested multiplied by the closing prices of our common stock on the dates vested

      Future compensation expense (before deferral under SFAS No. 91) for stock-based awards unvested at April 30, 2008 and expected to vest, and the average expense recognition periods follow:

===================================================================
                                   Expense   Weighted-Average Years
===================================================================
Restricted stock                  $ 20,700                      5.4
Stock options                        1,200                      2.5
Stock units                            900                      1.5
------------------------------------------
   Total                          $ 22,800                      5.0
===================================================================

      Total compensation recorded, compensation capitalized (deferred recognizing) under SFAS No. 91, compensation included in salaries and other expenses and tax benefits recorded for stock-based awards follow:

===============================================================================
                                         Three Months Ended   Nine Months Ended
                                                  April 30,           April 30,
                                         --------------------------------------
                                              2008     2007       2008     2007
===============================================================================

Compensation for stock options:
-------------------------------
Total recorded                              $  162   $  264     $  518   $  838
Capitalized under SFAS No. 91                  104      155        331      506
-------------------------------------------------------------------------------
  Included in salaries and other expenses   $   58   $  109     $  187   $  332
===============================================================================
Tax benefits recorded                       $   14   $   17     $   41   $   49
===============================================================================

Compensation for shares of restricted
stock and stock units:
-------------------------------------
Total recorded                              $1,784   $1,485     $5,389   $4,193
Capitalized under SFAS No. 91                  689      540      1,983    1,633
-------------------------------------------------------------------------------
  Included in salaries and other expenses   $1,095   $  945     $3,406   $2,560
===============================================================================
Tax benefits recorded                       $  415   $  357     $1,285   $  973
===============================================================================

Total stock-based compensation:
-------------------------------
Total recorded                              $1,946   $1,749     $5,907   $5,031
Capitalized under SFAS No. 91                  793      695      2,314    2,139
-------------------------------------------------------------------------------
  Included in salaries and other expenses   $1,153   $1,054     $3,593   $2,892
===============================================================================
Tax benefits recorded                       $  429   $  374     $1,326   $1,022
===============================================================================

NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

==============================================================================
                                      Three Months Ended     Nine Months Ended
                                               April 30,             April 30,
                                      ----------------------------------------
                                          2008      2007        2008      2007
==============================================================================
Net income                             $12,692   $12,710     $37,942   $37,335
==============================================================================
Weighted-average common shares
  outstanding (used for basic EPS) 24,359 26,042 24,459 26,177 Effect of dilutive securities:
  Stock options                             46       228          94       269
  Shares of restricted stock and
    stock units                            284       259         335       284
  Shares issuable from
    convertible debt                        --        --          59        --
------------------------------------------------------------------------------
Adjusted weighted-average common
  shares outstanding (used for
  diluted EPS)                          24,689    26,529      24,947    26,730
==============================================================================
Earnings per common share:
  Diluted                              $  0.51   $  0.48     $  1.52   $  1.40
  Basic                                   0.52      0.49        1.55      1.43
==============================================================================
Antidilutive stock options,
  shares of restricted stock
  and stock units *                      1,257       310         964       200
==============================================================================
*  excluded from the calculation because they would have increased diluted EPS

      The convertible debentures lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. When this occurs, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,323,000 (referred to as the treasury stock method). The average price of our common stock exceeded the adjusted conversion price in the three months ended October 31, 2007 resulting in 59,000 dilutive shares for the nine months ended April 30, 2008.


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

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms ranging between two and five years and provide for monthly payments. The average transaction size is approximately $250,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend. Therefore, liquidity (money currently available for us to borrow) is important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 80% of our finance receivables were funded with debt at April 30, 2008.

      Our main areas of focus are (i) asset quality (ii) liquidity (iii) net interest spread (the difference between the rates we earn on our receivables and the rates we incur on our debt) and (iv) interest rate risk. Changes in the asset quality of our finance receivables can affect our profitability significantly. Finance income, provisions for credit losses and operating expenses can be affected by reclassifying receivables to or from non-accrual status, incurring write-downs and incurring costs associated with non-performing assets. Changes in market interest rates can also affect our profitability significantly because interest rates on our finance receivables were 91% fixed and 9% floating, and interest rates on our debt were 53% fixed and 47% floating at April 30, 2008. We use various strategies to manage our credit risk and interest rate risk. Each of these areas is integral to our long-term profitability and we discuss them in detail in separate sections of this discussion.

      Our key operating statistics are net charge-offs, loss ratio, non-performing assets, delinquencies, receivables growth, leverage, available liquidity, return on equity, net interest margin and net interest spread, and expense and efficiency ratios.

Significant events

      A crisis started in the credit markets in August 2007 and continues to disrupt a wider range of financing sources. The credit crisis has made it increasingly difficult and significantly more expensive through higher credit spreads for finance companies to obtain and renew financing. Credit spread is the percentage amount lenders charge borrowers above a base market interest rate. Credit spreads on new term notes rose to their highest levels in over five years, the asset-backed securitization market has contracted and banks have curbed their lending because of the credit crisis. These are our main sources of funding. Our liquidity and funding sources are discussed further in the Liquidity and Capital Resources section. The crisis is generally believed to have been caused by problems in the subprime mortgage markets. We do not provide subprime mortgage financing.

      The Federal Reserve responded to the crisis by adding significant liquidity to the credit markets at more favorable terms and by lowering its target Federal Funds Rate seven times by a total of 325 basis points (3.25%). These were the first decreases in over four years and the largest decreases since 2001. This lowered the interest rates on our floating rate debt and reduced our interest expense as discussed in the Market Interest Risk and Sensitivity section.

      The credit crisis caused decreased demand for and higher credit spreads on commercial paper. As a result, our commercial paper outstanding decreased from $320.0 million to a low of $37.0 million during the first nine months of fiscal 2008. We also decreased borrowings under our asset securitization facility from $425.0 million to a low of $119.0 million because of higher credit spreads on the underlying commercial paper. We were able to reduce our debt from these funding sources because we had over $480.0 million available to borrow under our committed unsecured revolving bank credit facilities. We estimate this reduced our interest expense for the first nine months of fiscal 2008 by $1.0 million. The commercial paper and securitization markets are not expected to return to their pre-crisis state for some time.

      During this difficult environment, we partially renewed our $425.0 million asset securitization facility in April 2008. The asset securitization market was among the hardest hit by the credit crisis, but we were able to increase the amount available to borrow to $525.0 million from $425.0 million. Two of the banks in the facility increased their combined commitment by $100.0 million and the other two banks did not renew their commitments because of the credit crisis. Therefore, we converted the $200.0 million borrowed from them into amortizing term debt. The securitization facility is discussed further in the Liquidity and Capital Resources section.

      Having a significant amount of unused committed bank credit facilities allowed us to fund our operations without being disrupted during the ongoing credit crisis and mitigated the effects of higher interest rates on other short-term borrowings. We have always stressed the importance of having ample liquidity from diverse, reliable sources.

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

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, non-accrual and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. We would need to record a $2.0 million provision for each 0.10% required increase in the allowance. The allowance was $24.7 million (1.23% of finance receivables) at April 30, 2008 including $0.8 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in the remainder of finance receivables (the "general allowance"). We evaluate the fair values of impaired receivables and compare them to the carrying amounts. The carrying amount is the amount receivables are recorded at when we evaluate them and may include prior write-downs or a specific allowance. If our fair value estimate is lower than the carrying amount, we record a write-down or establish a specific allowance depending on (i) how we determined fair value (ii) how certain we are of our estimate and (iii) the level and type of factors and items other than the primary collateral supporting our fair value estimate, such as guarantees and secondary collateral.

      To estimate the general allowance, we analyze historical write-down activity to develop percentage loss ranges by risk profile. Risk profiles are assigned to receivables based on past due status and the customers' industry. We then adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors to arrive at the estimated allowance. We record a provision for credit losses if the recorded allowance differs from our current estimate. Although our method is designed to calculate probable losses, the adjusted calculated range of losses may differ from actual losses significantly because we use significant estimates.

Non-Performing Assets

      We record non-accrual (impaired) finance receivables and repossessed equipment (assets received to satisfy receivables) at their current estimated fair value (if less than their carrying amount). We estimate fair value of these non-performing assets by evaluating the market value and condition of the collateral or assets and the expected cash flows of impaired receivables. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Non-performing assets totaled $40.5 million (2.0% of finance receivables) at April 30, 2008.

Residual Values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $43.3 million (2.2% of finance receivables) at April 30, 2008. Historically, we have realized the recorded residual value on disposition.

Income Taxes

      We record a liability for uncertain income tax positions according to FIN No. 48. FIN No. 48 requires us to (i) identify uncertain tax positions we take on our income tax returns (ii) determine if these positions would more likely than not be allowed by a taxing authority, and (iii) if tax positions pass this more-likely-than-not test, estimate the amount of tax benefit to record. Therefore, we must record a liability for tax benefits from positions failing the test and from positions where the full amount of the tax benefits are not expected to be realized. Identifying uncertain tax positions, determining if they pass the test and determining the liability to record requires significant judgment because tax laws are complicated and subject to interpretation, and because FIN No. 48 requires us to assess the outcome of hypothetical challenges to these positions by taxing authorities. Actual outcomes of these uncertain tax positions differing from our assessments significantly and taxing authorities examining positions we did not consider uncertain could require us to record additional income tax expense including interest and penalties on any underpayment of tax. This would lower net income. The gross liability recorded for uncertain tax positions was $1.2 million on August 1, 2007 and we do not expect this amount to change significantly.

Stock-Based Compensation

      We record compensation expense for stock options under SFAS No. 123R using the Black-Scholes option pricing model. This model requires us to estimate the expected volatility of the price of our common stock, the expected life of options and the expected dividend rate. SFAS No. 123R also requires us to estimate forfeitures of stock awards. Estimating volatility, expected life, dividend rate and forfeitures requires significant judgment and an analysis of historical data. We may have to increase compensation expense for stock awards if actual results differ from our estimates significantly.

RESULTS OF OPERATIONS

Comparison of three months ended April 30, 2008 to three months ended April 30, 2007

==============================================================================
                                      Three Months Ended
                                               April 30,
($ in millions, except per            ------------------
share amounts)                           2008       2007   $ Change   % Change
==============================================================================
Finance income                          $46.3      $47.5      $(1.2)        (2)%
Interest expense                         17.2       20.5       (3.3)       (16)
Net finance income before
  provision for credit losses            29.1       27.0        2.1          8
Provision for credit losses               1.5         --        1.5        100
Salaries and other expenses               6.9        6.3        0.6         11
Provision for income taxes                8.0        8.0         --         --
Net income                               12.7       12.7         --         --

Diluted earnings per share               0.51       0.48       0.03          6
Basic earnings per share                 0.52       0.49       0.03          6

Return on equity                         13.0%      13.1%
==============================================================================

      Net income was $12.7 million in the third quarter of fiscal 2008 and 2007 because the net positive effects of lower short-term market interest rates offset the effects of higher non-performing assets as discussed below.

      Finance income decreased by 2% to $46.3 million in the third quarter of fiscal 2008 from $47.5 million in the third quarter of fiscal 2007. The decrease resulted from the 2% decrease in average finance receivables ($32.0 million) to $2.05 billion in the third quarter of fiscal 2008 from $2.08 billion in the third quarter of fiscal 2007 and the lower net yield on finance receivables. The net yield on finance receivables was 9.21% in the third quarter of fiscal 2008 and 9.37% in the third quarter of fiscal 2007. The 325 basis point (3.25%) decrease in the prime rate and higher non-accrual finance receivables lowered the net yield.

      Interest expense (incurred on debt used to fund finance receivables) decreased by 16% to $17.2 million in the third quarter of fiscal 2008 from $20.5 million in the third quarter of fiscal 2007. The decrease resulted from the 89 basis point (0.89%) decrease in our cost of debt to 4.44% in the third quarter of fiscal 2008 from 5.33% in the third quarter of fiscal 2007. Our cost of debt decreased because of lower short-term market interest rates as discussed in the Market Interest Rate Risk and Sensitivity section. The change in average debt was not significant.

      Net finance income before provision for credit losses on finance receivables increased by 8% to $29.1 million in the third quarter of fiscal 2008 from $27.0 million in the third quarter of fiscal 2007. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) increased to 5.79% in the third quarter of fiscal 2008 from 5.32% in the third quarter of fiscal 2007 because of lower short-term market interest rates.

      We recorded a $1.5 million provision for credit losses on finance receivables in the third quarter of fiscal 2008. We did not record provisions in the prior two fiscal years. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. Net charge-offs (write-downs of finance receivables less recoveries) increased to $1.0 million in the third quarter of fiscal 2008 from $33,000 in the third quarter of fiscal 2007, and the loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) was 0.19% in the third quarter of fiscal 2008 and less than 0.01% in the third quarter of fiscal 2007. Net charge-offs have been increasing because of higher non-performing assets. The allowance and net charge-offs are discussed further in the Finance Receivables and Asset Quality section.

      Salaries and other expenses increased by 11% to $6.9 million in the third quarter of fiscal 2008 from $6.3 million in the third quarter of fiscal 2007. The increase resulted from higher non-performing asset costs and, to a lesser extent, salary increases. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) worsened to 1.38% in the third quarter of fiscal 2008 from 1.23% in the third quarter of fiscal 2007 because expenses increased and receivables decreased. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) worsened to 23.7% in the third quarter of fiscal 2008 from 23.2% in the third quarter of fiscal 2007 because the increase in expenses exceeded the increase in net finance income.

      Diluted earnings per share increased by 6% to $0.51 per share in the third quarter of fiscal 2008 from $0.48 per share in the third quarter of fiscal 2007, and basic earnings per share increased by 6% to $0.52 per share in the third quarter of fiscal 2008 from $0.49 per share in the third quarter of fiscal 2007. Diluted and basic earnings per share increased even though net income was the same because we repurchased 2.7 million shares of our common stock (10% of total shares outstanding) in the last five fiscal quarters.


Comparison of nine months ended April 30, 2008 to nine months ended April 30,
2007

===============================================================================
                                        Nine Months Ended
                                                April 30,
($ in millions, except per              -----------------
share amounts)                            2008       2007   $ Change   % Change
===============================================================================
Finance income                          $144.7     $141.8      $ 2.9          2%
Interest expense                          59.9       62.5       (2.6)        (4)
Net finance income before
  provision for credit losses             84.8       79.3        5.5          7
Provision for credit losses                2.7         --        2.7        100
Salaries and other expenses               20.3       18.5        1.8         10
Provision for income taxes                23.9       23.5        0.4          2
Net income                                37.9       37.3        0.6          2

Diluted earnings per share                1.52       1.40       0.12          9
Basic earnings per share                  1.55       1.43       0.12          8

Return on equity                          12.8%      12.9%
===============================================================================

      Net income increased by 2% to $37.9 million in the first nine months of fiscal 2008 from $37.3 million in the first nine months of fiscal 2007. The increase resulted from the net positive effects of lower short-term market interest rates and, to a lesser extent, the increase in average receivables, partially offset by the effects of higher non-performing assets as discussed below.

      Finance income increased by 2% to $144.7 million in the first nine months of fiscal 2008 from $141.8 million in the first nine months of fiscal 2007. The increase resulted from the 2% increase in average finance receivables ($41.0 million) to $2.09 billion in the first nine months of fiscal 2008 from $2.05 billion in the first nine months of fiscal 2007. The net yield on finance receivables was 9.24% in the first nine months of fiscal 2008 and 9.25% in the first nine months of fiscal 2007. The net yield did not change significantly because the higher average yield on finance receivables in the first nine months of fiscal 2008 was offset by the effects of decreases in the prime rate and higher non-accrual finance receivables.

      Interest expense decreased by 4% to $59.9 million in the first nine months of fiscal 2008 from $62.5 million in the first nine months of fiscal 2007. The decrease resulted from the 42 basis point (0.42%) decrease in our cost of debt to 4.94% in the first nine months of fiscal 2008 from 5.36% in the first nine months of fiscal 2007, partially offset by the 4% ($59.0 million) increase in average debt. Our cost of debt decreased because of lower short-term market interest rates.

      Net finance income before provision for credit losses on finance receivables increased by 7% to $84.8 million in the first nine months of fiscal 2008 from $79.3 million in the first nine months of fiscal 2007. Net interest margin increased to 5.42% in the first nine months of fiscal 2008 from 5.17% in the first nine months of fiscal 2007 because of lower short-term market interest rates.

      We recorded a $2.7 million provision for credit losses on finance receivables in the first nine months of fiscal 2008. Net charge-offs were $2.0 million in the first nine months of fiscal 2008 compared to a $15,000 net recovery (recoveries exceeded write-downs of finance receivables) in the first nine months of fiscal 2007, and the loss ratio was 0.13% in the first nine months of fiscal 2008 and near zero in the first nine months of fiscal 2007. Net charge-offs have been increasing because of higher non-performing assets.

      Salaries and other expenses increased by 10% to $20.3 million in the first nine months of fiscal 2008 from $18.5 million in the first nine months of fiscal 2007. The increase resulted from higher non-performing asset costs and, to a lesser extent, salary increases. The expense ratio worsened to 1.30% in the first nine months of fiscal 2008 from 1.21% in the first nine months of fiscal 2007 and the efficiency ratio worsened to 23.9% in the first nine months of fiscal 2008 from 23.3% in the first nine months of fiscal 2007.

      Diluted earnings per share increased by 9% to $1.52 per share in the first nine months of fiscal 2008 from $1.40 per share in the first nine months of fiscal 2007, and basic earnings per share increased by 8% to $1.55 per share in the first nine months of fiscal 2008 from $1.43 per share in the first nine months of fiscal 2007. The percentage increases in diluted and basic earnings per share were higher than the percentage increase in net income because we repurchased 2.7 million shares of our common stock in the last five fiscal quarters.


FINANCE RECEIVABLES AND ASSET QUALITY

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction and levels of future net charge-offs and non-performing assets.

=============================================================================
                                    April 30,   July 31,
($ in millions)                        2008 *     2007 *    Change   % Change
=============================================================================
Finance receivables                  $2,011.3   $2,128.4   $(117.1)        (6)%
Allowance for credit losses              24.7       24.0       0.7          3
Non-performing assets                    40.5       21.2      19.3         91
Delinquent finance receivables           22.9        9.9      13.0        132
Net charge-offs                           2.0        0.1       1.9

As a percentage of receivables:
-------------------------------
Allowance for credit losses              1.23%      1.13%
Non-performing assets                    2.01       0.99
Delinquent finance receivables           1.14       0.46
Net charge-offs (annualized)             0.13       0.01
=============================================================================
*  as of and for the nine months ended

      Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 91% ($1.82 billion) of finance receivables and leases were 9% ($190 million) at April 30, 2008. Finance receivables decreased $117.1 million during the first nine months of fiscal 2008 to $2.01 billion at April 30, 2008 because of lower originations and higher prepayments.

      Finance receivables originated in the third quarter of fiscal 2008 and 2007 were $232 million and $307 million, respectively, and finance receivables originated in the first nine months of fiscal 2008 and 2007 were $715 million and $911 million, respectively. Originations decreased because of weak demand for construction and transportation equipment financing. Finance receivables collected in the third quarter of fiscal 2008 and 2007 were $288 million and $257 million, respectively, and finance receivables collected in the first nine months of fiscal 2008 and 2007 were $819 million and $795 million, respectively. Collections increased because of increased prepayment activity. Prepayments typically increase when market interest rates decline.

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

      Our underwriting policies limit our credit exposure with any customer. The limit was $44.0 million at April 30, 2008. Our ten largest customers accounted for 6.5% ($132.0 million) of total finance receivables at April 30, 2008.

      Our allowance for credit losses was $24.7 million at April 30, 2008 and $24.0 million at July 31, 2007, and the allowance level was 1.23% and 1.13% of finance receivables, respectively. The allowance is our estimate of losses inherent in our finance receivables. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors. Our estimate of inherent losses at April 30, 2008 increased because of the higher levels of net charge-offs.

      Net charge-offs of finance receivables (write-downs less recoveries) were $2.0 million in the first nine months of fiscal 2008 compared to $0.1 million in the last nine months of fiscal 2007 (the prior nine month period) and the annualized loss ratios were 0.13% and 0.01%. Net charge-offs were $1.0 million in the third quarter of fiscal 2008 compared to $0.7 million in the second quarter of fiscal 2008 and the annualized loss ratios were 0.19% and 0.13%. Net charge-offs are increasing because the slowing economy, construction and transportation industries, and higher energy and commodity prices are reducing our customers' cash flows and values of certain collateral.

      The net investments in non-accrual (impaired) finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

===============================================================================
                                               April 30,   July 31,   April 30,
                                                    2008       2007        2007
===============================================================================
Non-accrual finance receivables *                 $ 31.7     $ 18.8      $ 15.9
Repossessed equipment                                8.8        2.4         2.1
-------------------------------------------------------------------------------
   Total non-performing assets                    $ 40.5     $ 21.2      $ 18.0
===============================================================================
Delinquent finance receivables                    $ 22.9     $  9.9      $ 15.2
===============================================================================
Percentage of non-accrual receivables
  not delinquent                                      63%        69%         46%
===============================================================================
* before specifically allocated allowance of $0.8 million at April 30, 2008, $0.5 million at July 31, 2007 and $0.2 million at April 30, 2007

      We expect continued increases in delinquent and non-accrual receivables, repossessed equipment and net charge-offs because of continued recessionary economic conditions, higher energy and commodity prices and the effects of the crisis in the credit markets. This could require us to record higher provisions for credit losses.


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

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely, we diversify our funding sources and we stagger our debt maturities. Funding sources usually available to us include operating cash flow, private and public issuances of term debt, committed unsecured revolving bank credit facilities, conduit and term securitizations of finance receivables, secured term financings, dealer placed and direct issued commercial paper and sales of common and preferred equity. We believe our liquidity sources are diversified, and we are not dependent on any funding source or provider.

      As discussed previously, the crisis in the credit markets has made it difficult and expensive for finance companies to obtain financing. However, we do not anticipate a need for new financing until the third quarter of fiscal 2009 because (i) we have $336.5 million available to borrow under our committed revolving bank credit and asset securitization facilities (after subtracting commercial paper outstanding) at April 30, 2008 (ii) receivables originations have been decreasing (iii) our operating cash flow remains strong and (iv) we have only $30.0 million of bank credit facilities expiring and $37.5 million of term notes maturing before the third quarter of fiscal 2009 in addition to the amortizing asset securitization debt. Although we don't need new financing currently, we continue to seek additional sources of financing actively to strengthen our liquidity beyond this period. We believe sufficient, reasonably priced capital will be available to us to sustain our future operations and growth, even though financing has been difficult to obtain and credit spreads have risen substantially because of the credit market crisis.

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

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at April 30, 2008. None of the agreements have a material adverse change clause.

      Debt decreased by 6% ($104.6 million) to $1.56 billion at April 30, 2008 from $1.66 billion at July 31, 2007 and stockholders' equity increased by 3% ($13.4 million) to $401.2 million at April 30, 2008 from $387.8 million at July 31, 2007. Therefore, leverage (debt-to-equity ratio) decreased to 3.9 at April 30, 2008 from 4.3 at July 31, 2007. Our leverage is considered low allowing for substantial asset growth and equity repurchases. Historically, our leverage has not exceeded 5.5 which is also considered low for a finance company.

      Debt comprised the following ($ in millions):

==============================================================================
                                            April 30, 2008       July 31, 2007
                                         -----------------   -----------------
                                           Amount  Percent     Amount  Percent
==============================================================================
Term notes                               $  712.5       46%  $  723.3       43%
Asset securitization borrowings
   - revolving                              225.0       15      425.0       26
Asset securitization borrowings
   - term                                   200.0       13         --       --
Convertible debentures                      175.0       11      175.0       11
Bank borrowings                             176.6       11       50.0        3
Commercial paper                             66.9        4      289.7       17
------------------------------------------------------------------------------
   Total principal                        1,556.0      100%   1,663.0      100%
Fair value adjustment of hedged debt           --                (2.4)
------------------------------------------------------------------------------
     Total debt                          $1,556.0            $1,660.6
==============================================================================

Term Notes

      We converted $75.0 million of bank credit facilities scheduled to expire in February 2008, March 2010 and January 2012 into five-year fixed rate term notes in February 2008. Interest is payable semiannually at a 4.43% average rate and the notes are due at maturity in February 2013.

      We repaid $80.8 million of fixed rate term notes swapped to floating rates at maturity in the first nine months of fiscal 2008. The floating rate on these notes averaged 6.75%. We also repaid a 6.80% $5.0 million term note at maturity. We repaid these notes with borrowings under our securitization and bank credit facilities.

Asset Securitization Borrowings

      Our asset securitization facility was partially renewed and partially converted into amortizing term debt in April 2008. The facility decreased to $325.0 million from $425.0 million and we converted $200.0 million of borrowings into term debt. The two renewing banks increased their commitments $50.0 million each and we converted the amounts borrowed from the two non-renewing banks into term debt. This increased our borrowing capacity to $525.0 million at April 30, 2008, and $100.0 million of the facility was unused at April 30, 2008. We established the facility in July 2001 with one bank for $125.0 million and this was the seventh renewal.

      The facility provides for committed revolving financing through April 2009 and we can then convert borrowings outstanding into term debt if the facility is not renewed. The $200.0 million of term debt will be repaid monthly from collections of securitized receivables and should be substantially repaid after two years. Finance receivables include $500.0 million of securitized receivables at April 30, 2008. Our major operating subsidiary's debt agreements limit securitized receivables to 40% of its total receivables. Therefore, we could securitize an additional $300.0 million of receivables at April 30, 2008.

      Borrowings under the facility and the term debt combined are limited to 94% of eligible securitized receivables. Securitized receivables 120 or more days past due, classified as impaired or subject to a bankruptcy, or with terms outside of defined limits, are ineligible to be borrowed against. The facility also restricts the amount of net charge-offs of securitized receivables and the amount of delinquent securitized receivables. The facility would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

Convertible Debentures

      We issued the convertible debentures in April 2004. They are due at maturity in April 2034, but we can redeem (call) them anytime starting in April 2009 by repaying the principal amount in cash and debenture holders can require us to repurchase (put) them on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash. Debenture holders can also convert the debentures into cash and common stock before maturity as discussed below.

      The debentures can only be converted (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch (three ratings levels lower than the initial rating) (iii) if we call the debentures or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through April 30, 2008. The market price condition would have been met at April 30, 2008 if the price of our common stock closed above $35.98 for the required period. The closing price of our common stock was $23.35 on April 30, 2008.

      We irrevocably elected (under the debentures' original terms and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding their principal amount, in cash instead of issuing shares of our common stock. The value of converted debentures equals the number of convertible shares multiplied by the market value of our common stock. We would only issue shares if the value of converted debentures exceeded their principal amount. Shares of common stock needed to pay any value over principal would equal the difference between the conversion date price of our common stock and the conversion price, divided by the conversion date price and multiplied by the number of convertible shares. There were 6.3 million convertible (but not issuable) shares, the adjusted conversion price was $27.68 per share and the adjusted conversion rate was 36.13 shares for each $1,000 of principal at April 30, 2008. The conversion rate and number of convertible shares increase and the conversion price decreases when we pay dividends on our common stock.

Bank Credit Facilities

      We have $480.0 million of committed unsecured revolving credit facilities from eleven banks. This amount decreased from $580.0 million at July 31, 2007 because we converted $75.0 million of facilities into five-year term notes and a $25.0 million facility expired, and includes $455.0 million of facilities with original terms ranging from two to five years and a $25.0 million facility with a one year original term. The average remaining term of the multi-year facilities is 3.2 years. The facilities range from $15.0 million to $110.0 million. Borrowings under these facilities can mature between 1 and 270 days. Borrowings outstanding at April 30, 2008 matured on May 1, 2008, were reborrowed and remain outstanding. We borrow amounts mostly for one day, and also for one week or one month depending on the interest rates, and roll the borrowings over when they mature depending on whether we issue or repay other debt.

      These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility immediately. None of the facilities are for commercial paper back-up only and the facilities do not have usage fees. These facilities may be renewed, extended or increased before they expire. We borrowed the full amount under each facility during the first nine months of fiscal 2008.

Commercial Paper

      We issue commercial paper direct and through a $500.0 million program with maturities between 1 and 270 days. The amount of commercial paper we could issue is limited to the unused amount of our committed credit facilities ($403.4 million at April 30, 2008).

Stockholders' Equity

      We repurchased 0.7 million shares of our common stock in the first nine months of fiscal 2008 for $18.5 million at a $25.87 average price per share. We financed the repurchases with borrowings under our bank credit facilities. There was $26.7 million available for future repurchases under our program at April 30, 2008. Repurchases are discretionary and future repurchases are contingent upon many conditions.

      We paid $11.5 million of cash dividends and we received $3.2 million from stock option exercises and excess tax benefits from stock-based awards in the first nine months of fiscal 2008.


MARKET INTEREST RATE RISK AND SENSITIVITY

      We discuss how changes in market interest rates affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

===============================================================================
                                         Three Months Ended   Nine Months Ended
                                                  April 30,           April 30,
                                         --------------------------------------
                                            2008       2007      2008      2007
===============================================================================
Net yield of finance receivables            9.21%      9.37%     9.24%     9.25%
Cost of debt                                4.44       5.33      4.94      5.36
-------------------------------------------------------------------------------
   Net interest spread                      4.77%      4.04%     4.30%     3.89%
===============================================================================

      Our net interest spread was 0.73% (73 basis points) higher in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, and was 0.41% (41 basis points) higher in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 because decreases in market interest rates in the first nine months of fiscal 2008 lowered our cost of debt more than the net yield on our finance receivables. Decreases in short-term market interest rates lower the net yield because our floating rate receivables are indexed to the prime rate.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread and decreases in short-term rates increase it (this is currently occurring) because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 47% of our debt is floating rate compared to floating rate finance receivables of only 9%.

      Our net interest spread is also affected when the differences between short-term and long-term rates change. Long-term rates normally exceed short-term rates. When this excess narrows (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are partially determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. We can mitigate the effects of an inverted yield curve by issuing long-term fixed rate debt. Short-term LIBOR rates (the base rates used for our short-term borrowings) were higher than the rates on five-year Treasury notes (the base rate used for our long-term borrowings) during most of the first nine months of fiscal 2008 but are currently lower.

      Our net interest spread is also affected by credit spreads. Changes in credit spreads affect the yield on our receivables when originated and the cost of debt when issued. Credit spreads increased significantly during the first nine months of fiscal 2008 because of the current credit market crisis.

      Short-term market interest rates decreased in the first nine months of fiscal 2008 significantly because the Federal Reserve lowered the target Federal Funds Rate 325 basis points (3.25%). This is the primary reason our cost of debt declined by 90 basis points (0.9%) and should cause our cost of debt to decline further. Long-term market interest rates also decreased significantly. Lower long-term market interest rates would normally decrease the cost of fixed-rate term debt and also result in lower yields on finance receivables, but these effects have been mostly offset by significantly higher credit spreads.

      Our income is subject to the risk of rising short-term market interest rates and a flat or inverted yield curve at April 30, 2008 because floating rate debt exceeded floating rate receivables by $559.7 million (see the table below). The terms and prepayment experience of our fixed rate receivables mitigate this risk. Receivables are collected monthly over short periods of two to five years and have been accelerated by prepayments. At April 30, 2008, $644.0 million (35%) of fixed rate receivables are scheduled to be collected in one year and their average remaining life excluding prepayments is approximately twenty months. Historically, annual collections have exceeded 50% of average receivables. We do not match the maturities of our debt to our receivables. The fixed and floating rate amounts and percentages of our receivables and capital at April 30, 2008 follow ($ in millions):

================================================================================
                                     Fixed Rate        Floating Rate
                             ------------------     ----------------
                               Amount   Percent     Amount   Percent       Total
--------------------------------------------------------------------------------
Finance receivables          $1,840.0        91%    $171.3         9%   $2,011.3
================================================================================

Debt                         $  825.0        53%    $731.0        47%   $1,556.0
Stockholders' equity            401.2       100         --        --       401.2
--------------------------------------------------------------------------------
   Total debt and equity     $1,226.2        63%    $731.0        37%   $1,957.2
================================================================================

      Floating rate debt comprises asset securitization borrowings, bank borrowings, commercial paper and floating rate swaps of fixed rate notes, and will reprice (interest rates change based on current short-term market interest rates) at April 30, 2008 as follows: $641.9 million (88%) within one month, $60.4 million (8%) in two to three months and $28.7 million (4%) in four to six months. The floating rate swaps of fixed rate notes last repriced in April 2008. The repricing frequencies of floating rate debt follow (in millions):

================================================================================
                                         Balance   Repricing Frequency
================================================================================
Asset securitization borrowings
  - revolving                            $ 225.0   daily
Asset securitization borrowings
  - term                                   200.0   1 to 30 days
Bank borrowings                            176.6   daily
Commercial paper                            66.9   1 to 90 days (30 day average)
Floating rate swaps of fixed rate notes     62.5   semiannually
================================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce quarterly net income by approximately $0.5 million at April 30, 2008 based on scheduled repricings of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $0.9 million excluding the effect on the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt is lower than fixed rate debt. Actual future changes in market interest rates and the effect on net income may differ from these amounts materially. These hypothetical reductions of quarterly net income at April 30, 2007 were $0.6 million and $1.0 million. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation.

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

      We determined there was no hedge ineffectiveness and therefore we recorded the entire payment as a reduction of stockholders' equity in accumulated other comprehensive loss net of deferred income tax of $2.3 million. We are reclassifying the after-tax amount into net income over the five-year term of the notes issued in February 2008 by increasing interest expense and deferred income tax. This effectively increases the interest rate on the notes.

      We also have fixed to floating interest rate swaps with a total notional amount of $62.5 million at April 30, 2008. The swaps effectively converted fixed rate term notes into floating rate term notes. Semiannually, we receive fixed amounts from the swap counterparty banks equal to the interest we pay on the hedged fixed rate notes, and we pay amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. The swaps' floating rates change semiannually to a fixed amount over six-month LIBOR (2.97% at April 30, 2008). The swaps increased interest expense by $0.4 million and $0.8 million in the third quarter of fiscal 2008 and 2007, respectively, and by $1.4 million and $2.3 million in the first nine months of fiscal 2008 and 2007, respectively. The average pay rate of 4.38% at April 30, 2008 was 23 basis points (0.23%) less than the 4.61% average receive rate. The average pay rate was 6.90% and the average receive rate was 4.88% at July 31, 2007. The average remaining term of the swaps at April 30, 2008 is one year. Swaps with a total notional amount of $80.8 million expired in the first nine months of fiscal 2008 when the swapped fixed rate term notes matured. The swaps have no value at expiration.


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

      Applying FIN No. 48 to account for uncertain tax positions was not significantly different from how we previously accounted for uncertain tax positions because our income taxes are straightforward. We have no foreign operations, we are not involved in any questionable tax transactions and we file returns in almost every state with a corporate income tax. Therefore, applying FIN No. 48 did not result in an adjustment to beginning retained earnings nor did it affect our effective tax rate. Our fiscal 2005 and 2004 tax returns were audited by the IRS in fiscal 2007 and our fiscal 1996 and 1995 tax returns were audited by the IRS in fiscal 1997. These audits were completed with no changes to the tax we reported. We only take uncertain positions on our income tax returns when tax law is unclear and subject to interpretation and we believe not taking the position would unfairly distort our income tax liability. One state is currently examining our income tax returns. Our federal tax returns can be examined for three years and our state tax returns for three to five years after we file them.

      We record interest and penalties related to uncertain tax positions in income tax expense. The gross liability recorded for uncertain tax positions was $1.2 million on August 1, 2007 including $0.2 million of interest and penalties. The entire amount, net of $0.3 million of federal income tax benefits on state income taxes, would lower our effective tax rate if recognized. There were no material changes to these amounts at April 30, 2008 and we do not expect any significant changes in the next twelve months.

      The FASB issued Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)", in May 2008. This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on non-convertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. This FSP will apply to our 2.0% convertible debentures and we are evaluating how it may affect our consolidated financial statements.

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") in September 2006 and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" in February 2007. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. These statements take effect in the first quarter of fiscal years beginning after November 15, 2007 and will take effect for us on August 1, 2008. We are evaluating how they may affect our consolidated financial statements, but we do not expect they will have a material impact.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the third quarter of fiscal 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.


PART II - OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES
                      For the Quarter Ended April 30, 2008

======================================================================================
Month        (a) Total   (b) Average   (c) Total Number of          (d) Maximum Number
                Number    Price Paid      Shares Purchased      (or Approximate Dollar
             of Shares     per Share   as Part of Publicly   Value) of Shares that May
             Purchased                  Announced Plans or      Yet Be Purchased Under
                                                  Programs       the Plans or Programs
======================================================================================
March 2008      80,659       $ 21.20                80,659                $ 26,749,000
======================================================================================

      We did not sell any unregistered shares of our common stock during the third quarter of fiscal 2008. We established our $50.0 million common stock and convertible debt repurchase program in June 2007.


Item 5. Other Information

      We issued a press release on June 4, 2008 reporting our results for the quarter ended April 30, 2008. The press release is attached as Exhibit 99.1.
Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      We issued a press release on June 4, 2008 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock. The press release is attached as Exhibit 99.2. The dividend is payable on July 10, 2008 to stockholders of record at the close of business on June 20, 2008. The dividend rate is the same as the previous quarter.

Item 6. Exhibits

Exhibit No.    Description of Exhibit
-----------------------------------------------------------------------------
 3.1  (a)  Articles of Incorporation
 3.2 (b) Certificate of Amendment of Articles of Incorporation dated December 9, 1998
 3.3  (c)  Amended and Restated By-laws dated March 5, 2007
31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1       Section 1350 Certification of Chief Executive Officer
32.2       Section 1350 Certification of Chief Financial Officer
99.1       Press release dated June 4, 2008
99.2       Press release dated June 4, 2008

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



                                        FINANCIAL FEDERAL CORPORATION
                                        -----------------------------
                                        (Registrant)



                                        By:   /s/ Steven F. Groth
                                              --------------------------------
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



                                        By:   /s/ David H. Hamm
                                              --------------------------------
                                              Vice President and Controller
                                              (Principal Accounting Officer)



June 5, 2008
------------
(Date)