Form 10-K
period 2008-07-31
FINANCIAL FEDERAL CORP
filed 2008-09-26
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2008

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

       Registrant's telephone number, including area code: (212) 599-8000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class              Name of exchange on which registered
 -------------------------------------     ------------------------------------
     Common Stock, $0.50 par value               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.               Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to these filing requirements for
the past 90 days.                                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained in this Form 10-K, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any
amendment to this Form 10-K.                                                 [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one)

        Large accelerated filer  [X]       Accelerated filer [ ]

        Non-accelerated filer    [ ]       Smaller reporting company  [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was $558,060,912 based on the January 31, 2008 closing price of the registrant's common stock on the New York Stock Exchange. For purposes of calculating this amount, executive officers and directors of the registrant were deemed to be affiliates.

The number of shares outstanding of the registrant's common stock at September 17, 2008 was 25,683,788.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be held December 9, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           Annual Report on Form 10-K
                        for the year ended July 31, 2008

                                TABLE OF CONTENTS


Part I                                                                  Page No.
--------------------------------------------------------------------    --------

Item 1.  Business                                                        3-5

Item 1A. Risk Factors                                                    5-7

Item 1B. Unresolved Staff Comments                                       7

Item 2.  Properties                                                      7

Item 3.  Legal Proceedings                                               8

Item 4.  Submission of Matters to a Vote of Security Holders             8


Part II
--------------------------------------------------------------------

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities               8-9

Item 6.  Selected Financial Data                                        10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10-22

Item 7A. Quantitative and Qualitative Disclosures about Market Risk     22

Item 8.  Financial Statements and Supplementary Data                    23-42

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                       43

Item 9A. Controls and Procedures                                        43-44

Item 9B. Other Information                                              45


Part III
--------------------------------------------------------------------

Item 10. Directors, Executive Officers and Corporate Governance         45

Item 11. Executive Compensation                                         45

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                     45

Item 13. Certain Relationships and Related Transactions, and
         Director Independence                                          46

Item 14. Principal Accounting Fees and Services                         46


Part IV
--------------------------------------------------------------------

Item 15. Exhibits and Financial Statement Schedules                     46-47

Signatures                                                              48

PART I

Item 1. Business

      Financial Federal Corporation incorporated in Nevada in 1989. We are an independent financial services company with $1.9 billion of assets at July 31, 2008. We provide collateralized lending, financing and leasing services nationwide to small and medium sized businesses with annual revenues typically below $25 million in the general construction, road and infrastructure construction and repair, road transportation and refuse industries. We finance new and used revenue-producing, essential-use equipment from major manufacturers that is movable, has an economic life longer than the term financed, is not subject to rapid technological obsolescence, can be used in more than one type of business and has broad resale markets. We finance bulldozers, buses, cement mixers, compactors, concrete pumps, crawler cranes, earthmovers, excavators, hydraulic truck cranes, loaders, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Virtually all of our finance receivables are secured by a first lien on the equipment financed. We do not have reportable operating segments.

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

Marketing

      Our marketing activities are relationship and service oriented. We focus on providing prompt, responsive and customized service. Our marketing and managerial personnel average about twenty years of financing experience in the industries they serve. They are full-time employees compensated by salary, not commissions or bonuses, and most participate in our stock plan. We believe their experience, knowledge of equipment values, resale markets and local economic and industry conditions, and their relationships with current and prospective customers enable us to compete by providing prompt, responsive and customized service. Our customer service includes making prompt credit decisions, arranging financing terms to meet customers' needs (and our underwriting criteria), providing customers with direct contact to our executives with decision-making authority, and giving prompt, knowledgeable responses to customers' inquiries and business issues.

      We have marketing personnel in over twenty locations nationwide, including eight full-service operations centers in Texas, North Carolina, New Jersey, Illinois and California. We originate finance receivables through relationships with equipment dealers and, to a lesser extent, manufacturers (collectively referred to as "vendors") and by marketing our services direct to equipment users to acquire equipment or refinance debt. Vendors refer their customers to us for direct financing and we purchase installment sale contracts, leases and personal property security agreements from vendors who extended credit to their customers. We also provide capital loans and we lease equipment typically under noncancelable full-payout leases. We may also purchase portfolios of finance receivables from vendors and other lenders.

      We have relationships with over 100 midsized vendors. We are not obligated to purchase receivables from vendors and vendors are not obligated to sell receivables to us. Our vendor relationships are nonexclusive and we are not dependent on any vendor. We analyze and approve all transactions obtained through vendors.

Originating, Structuring and Underwriting Finance Receivables

      We originate finance receivables generally between $50,000 and $1.5 million with fixed or floating interest rates and terms of two to five years. Finance receivables provide for monthly payments and include prepayment premium provisions. The average transaction size is approximately $250,000. Finance receivables include installment sales, secured loans and leases.

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

Competition

      Our business is competitive. We compete with banks, manufacturer-owned and other finance and leasing companies, and other financial institutions including GE Capital Corp., Wells Fargo and Key Bancorp. Some of our competitors may be better positioned to market their services and financing programs because of their ability to offer more favorable rates and terms and other services. Many of our competitors provide financing at rates lower than we may be willing to provide because they are much larger, have greater financial and other resources and may have lower funding costs. We compete by emphasizing a high-level of equipment and financial expertise, customer service, flexibility in structuring transactions, management involvement in customer relationships and by attracting and retaining experienced managerial and marketing personnel.

Employees

      We had 225 full-time employees at July 31, 2008. All employees and officers are salaried. We offer group health, life and disability insurance benefits, a qualified 401(k) plan and Section 125 cafeteria plans. We do not match employees' 401(k) contributions. There are no collective bargaining, employment, pension or incentive compensation arrangements other than stock option and restricted stock agreements, the 2006 Stock Incentive Plan, the Amended and Restated 2001 Management Incentive Plan, the Supplemental Retirement Benefit for our Chief Executive Officer and deferred compensation agreements. The agreements have nondisclosure and nonsolicitation terms. Our executive officers also have excise tax restoration agreements for any golden parachute excise tax and all of our officers have indemnification agreements. We consider our relations with employees to be satisfactory.

Regulation

      Our commercial financing, lending and leasing activities are not subject to the same degree of regulation as consumer finance or banking activities. We are subject to State requirements and regulations covering motor vehicle transactions, licensing, documentation and lien perfection. States also limit what we can charge. Our failure to comply with these regulations and requirements can result in loss of principal, interest, or finance charges, the imposition of penalties and restrictions on future business activities.

Executive Officers

      Paul R. Sinsheimer, 61, has served as Chairman of the Board and Chief Executive Officer of the Company since December 2000, as President of the Company since September 1998, as an Executive Vice President of the Company from its inception in 1989 to September 1998 and as a director of the Company since its inception. From 1970 to 1989, Mr. Sinsheimer worked for Commercial Alliance Corporation in several positions including Executive Vice President.

      John V. Golio, 47, has served as an Executive Vice President of the Company since October 2001, as a Senior Vice President of the Company from 1997 to October 2001, as an Operations Center Manager since joining the Company in January 1996 to October 2001 and as a Vice President of the Company's major operating subsidiary from January 1996 to 1997. Before joining the Company, Mr. Golio worked for Commercial Alliance Corporation and its successors in several positions including branch operations manager.

      James H. Mayes, Jr., 39, has served as an Executive Vice President of the Company since March 2004 and held several positions including Vice President of the Company's major operating subsidiary and an Operations Center Manager since joining the Company in 1992 to March 2004.

      William M. Gallagher, 59, has served as a Senior Vice President of the Company since 1990, as Chief Credit Officer since 2002, as an Operations Center Manager from the Company's inception in 1989 to 1999 and as a Vice President of the Company from its inception to 1990. From 1973 to 1989, Mr. Gallagher worked for Commercial Alliance Corporation in several positions including Vice President and branch manager.

      Troy H. Geisser, 47, has served as a Senior Vice President and Secretary of the Company since February 1996, as General Counsel from 1996 to 2000 and held several positions including Vice President of the Company's major operating subsidiary and Operations Center Manager since joining the Company in 1990 to 1996. From 1986 to 1990, Mr. Geisser worked for Commercial Alliance Corporation and its successors in several positions including Northern Division Counsel.

      Steven F. Groth, CFA, 56, has served as a Senior Vice President and Chief Financial Officer of the Company since joining the Company in September 2000. Mr. Groth was Senior Banker and Managing Director of Specialty Finance and Transportation with Fleet Bank from 1997 to 2000 and, from 1985 to 1996, he held several positions, including Division Head, with Fleet Bank and its predecessor, NatWest Bank.

      Angelo G. Garubo, 48, has served as a Vice President and General Counsel of the Company since joining the Company in April 2000. From 1990 to 2000, Mr. Garubo was a partner in the law firm Danzig, Garubo & Kaye where he represented the Company in various legal matters.

      David H. Hamm, CPA, 43, has served as a Vice President of the Company since October 2001, as Treasurer since March 2004 and as Controller since joining the Company in July 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years as an audit manager.


Item 1A. Risk Factors

      The risks we discuss below are events, conditions and uncertainties we believe could have a meaningful adverse impact on our growth, asset quality, liquidity and net interest spread. Growth, asset quality, liquidity and net interest spread are integral to our business, financial position and profitability.

      Growth is important for several reasons. Increasing our size could help reduce our funding costs, retain and attract qualified personnel, finance larger customers and compete more effectively. If we are unable to grow, our funding costs could increase, we could lose personnel and it could be harder for us to compete.

      We consider asset quality the most important aspect of our business. Asset quality statistics, delinquencies, non-performing assets and net credit losses,
(i) measure how effectively we collect our receivables (ii) reflect the effectiveness of our underwriting standards, skills, policies and procedures and
(iii) can indicate the direction of future net charge-offs and non-performing assets. When asset quality weakens, revenue is reduced, provisions for credit losses increase and operating expenses increase because we would classify more receivables as impaired (stop recognizing income), we would incur more write-downs and we would incur more costs to collect and manage the additional non-performing accounts. Significantly weaker asset quality could also limit our ability to obtain or retain needed capital and could cause our credit ratings to be lowered. We use various strategies to manage credit risk. We discuss asset quality and how we manage credit risk in detail in the Finance Receivables and Asset Quality section of our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

      Liquidity (money currently available for us to borrow) and access to capital (debt and equity) are vital to our operations and growth. We cannot maintain or grow our finance receivables and we may not be able to repay debt if our access to capital is limited. We discuss this in detail in the Liquidity and Capital Resources section of our MD&A.

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

Our inability to collect our finance receivables would cause our asset quality to deteriorate

      It is critical for finance companies to collect all amounts owed from their customers. Asset quality weakens when customers fail to make their payments or pay late, or when the value of the equipment securing receivables declines. Therefore, finance companies must underwrite transactions properly and must be diligent in collecting past due accounts. Underwriting includes assessing the customer's creditworthiness, obtaining and assessing the value of collateral and ensuring transactions are documented properly. Equipment values can decline because of excess supply, reduced demand, limited availability of parts and regulatory changes (e.g. higher vehicle emissions standards). Our asset quality statistics, as discussed in the Finance Receivables and Asset Quality section of our MD&A, have been at favorably low levels and therefore could worsen significantly. We may need to raise dilutive, expensive capital if our inability to collect receivables causes significant write-downs.

Our inability to obtain needed capital or maintain adequate liquidity would reverse our receivables growth

      Our ability to obtain new debt or equity or to renew or refinance credit facilities (see the Liquidity and Capital Resources section of our MD&A for information about maturity and expiration dates) could be limited by (i) conditions in and the availability of funds in capital markets (ii) a significant deterioration in our asset quality (iii) a significant deterioration in our profitability (iv) reductions of our credit ratings (v) the poor performance of other finance companies and (vi) economic conditions. Capital markets have been reluctant to provide capital to finance companies facing these conditions. We may need to sell receivables, possibly at a loss, to finance our operations if we are unable to obtain or renew needed financing.

Rising short-term market interest rates would reduce our net interest spread

      Rising short-term market interest rates reduce our net interest spread (this occurred in the prior two fiscal years) because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables significantly (by $448.2 million at July 31, 2008). Our net interest spread would also decrease when the differences between long and short-term rates narrow (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"). Rising short-term interest rates could also cause an economic slowdown, and an inverted yield curve has been a precursor to economic downturns. Most finance companies face this risk, but its effect is more pronounced on us because of the significant difference between our floating rate debt and floating rate receivables.

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

We may not be able to retain employees key to our operations

      We have 225 employees and we are highly dependent on a small number of key operating personnel including our CEO. The loss of key operating personnel (i) could impair our ability to maintain or grow our finance receivables and to maintain asset quality because they are familiar with our operating methods and are integral in our customer relationships, and (ii) could impair our ability to raise capital.

      Competition for qualified people in the finance industry is fierce and our larger competitors may offer higher salaries and better benefits. We also do not have employment contracts with key employees. Instead, we periodically award shares of restricted stock to them with extended vesting periods. It would be difficult for us to replace our key employees.

Our growth and asset quality are highly dependent on conditions in the construction and road transportation industries

      Over 80% of our finance receivables are with customers in the construction and road transportation industries. Therefore, a slowdown in or other events or conditions affecting these industries adversely would have similar, or worse, negative effects on us as a general economic slowdown. Many of our construction customers' business depend on State funding. Therefore, limited availability of State funds for construction projects would have a negative effect on their operations and cash flows. This limited focus of our business could also limit our ability to grow, could make it difficult for us to expand our business to other industries effectively and could cause us to be affected by slowing economic conditions more severely.

Lending to small, privately owned companies exposes us to increased credit risk

      Most of our customers are small to medium sized, privately owned businesses with significantly less resources than larger companies. Therefore, the effects of poor local economic conditions, general economic conditions, rising gasoline and interest costs, loss of key personnel or increased competition on their operations and ability to pay us could be more pronounced because of their size.

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


Item 1B. Unresolved Staff Comments

      None


Item 2. Properties

      Our executive office is located at 733 Third Avenue, New York, New York and is 6,500 square feet. We also have eight full-service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas (two); Lisle (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina (three) and Irvine (Los Angeles), California. We lease all of our office space. Our offices range from 5,000 to 20,000 square feet. The leases terminate on various dates through fiscal 2013. We believe our offices are suitable and adequate for their present and proposed uses, and suitable and adequate offices should be available on reasonable terms as needed.

Item 3. Legal Proceedings

      We are not involved in any legal proceedings we believe could have a material impact on our financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

      None


PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our Common Stock trades on the New York Stock Exchange under the symbol "FIF." The quarterly high and low closing sales prices of our common stock reported by the New York Stock Exchange and quarterly cash dividends follow:

      =========================================================================
                                                    Price Range            Cash
                                                ---------------       Dividends
                                                  High      Low       per Share
      =========================================================================
      Fiscal 2008
      -------------------------------------
      First Quarter ended October 31, 2007      $31.60   $26.26           $0.15
      Second Quarter ended January 31, 2008     $25.90   $19.92           $0.15
      Third Quarter ended April 30, 2008        $24.37   $19.18           $0.15
      Fourth Quarter ended July 31, 2008        $25.78   $20.43           $0.15

      Fiscal 2007
      -------------------------------------
      First Quarter ended October 31, 2006      $28.59   $26.17           $0.10
      Second Quarter ended January 31, 2007     $29.94   $26.92           $0.15
      Third Quarter ended April 30, 2007        $28.75   $25.63           $0.15
      Fourth Quarter ended July 31, 2007        $30.63   $26.40           $0.15
      =========================================================================

      We initiated a quarterly cash dividend in December 2004 and raised it by 50% in December 2005 and by 50% again in December 2006. Future cash dividends will depend on our net income, leverage, liquidity, financial condition, capital requirements, cash flow, long-range plans, credit market conditions, income tax laws and other factors the Board of Directors considers relevant. We split our common stock 3-for-2 effected in the form of a stock dividend in January 2006.

      There were 72 holders of record of our Common Stock on September 17, 2008. This amount includes nominees who hold our Common Stock for investors in "street name." We did not sell unregistered shares of our common stock and we did not repurchase shares of our common stock during the fourth quarter of fiscal 2008.

      We established our $50.0 million common stock and convertible debt repurchase program in June 2007 and $26.7 million remained available for future repurchases at July 31, 2008. We increased the amount available for future repurchases to $50.0 million in September 2008.

                             STOCK PERFORMANCE GRAPH

      The following graph compares the percentage change in cumulative total stockholder return on our common stock during the five-years ended July 31, 2008 with the cumulative total return on the Russell 2000 Index and on the S&P Financials Index. The comparison assumes $100 was invested on July 31, 2003 in each index and all dividends were reinvested. Historical returns are not indicative of future returns.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

                                   7/03    7/04    7/05    7/06    7/07    7/08
                                  -----   -----   -----   -----   -----   -----
Financial Federal Corporation     100.0   106.1   128.1   135.9   146.2   121.9
Russell 2000                      100.0   117.1   146.1   152.3   170.7   159.3
S&P Financials                    100.0   111.8   122.6   139.0   143.5    96.1

Copyright (C) 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc.

All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data

      The financial data presented below (dollars in thousands, except per share amounts) should be read with the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our Consolidated Financial Statements and accompanying notes in Item 8, "Financial Statements and Supplementary Data."

==============================================================================================
Years Ended July 31,                  2008         2007         2006         2005         2004
==============================================================================================
Finance receivables - net       $1,916,023   $2,104,361   $1,967,588   $1,641,854   $1,436,828
Total assets                     1,942,868    2,120,074    1,988,344    1,661,845    1,463,918
Debt                             1,467,000    1,660,600    1,527,661    1,259,700    1,093,700
Stockholders' equity               414,872      387,753      390,379      342,114      303,890
Finance income                     188,402      191,254      162,475      126,643      118,305
Interest expense                    75,473       84,828       67,402       43,748       33,900
Net interest margin                112,929      106,426       95,073       82,895       84,405
Provision for credit losses          4,000           --           --        1,500        9,800
Salaries and other expenses         27,323       24,945       23,676       21,477       23,458
Net income                          50,084       50,050       43,619       36,652       31,190
Earnings per common share,
  diluted                             2.01         1.90         1.65         1.41         1.15
Earnings per common share,
  basic                               2.05         1.94         1.68         1.44         1.17
Cash dividends per common share       0.60         0.55         0.37         0.20           --

Leverage                              3.54         4.28         3.91         3.68         3.60

Liquidity                       $  357,000   $  240,300   $  201,400   $   88,000   $  263,400
Non-performing assets               46,724       21,159       14,559       25,330       32,428
Delinquent receivables              22,901        9,868        8,619       10,171       15,026
Net charge-offs                      3,223          108          125        1,356        9,473

Loss ratio                            0.16%        0.01%        0.01%        0.09%        0.67%
Net interest margin                   5.48         5.15         5.20         5.37         5.93
Net interest spread                   4.39         3.89         4.04         4.41         5.06
Expense ratio                         1.33         1.21         1.30         1.39         1.65
Efficiency ratio                     24.20        23.40        24.90        25.90        27.80
Return on equity                     12.50        12.90        11.90        11.30        10.10
==============================================================================================


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

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms between two and five years and provide for monthly payments. The average transaction size is approximately $250,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend. Therefore, liquidity (money currently available for us to borrow) is very important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 75% of our finance receivables were funded with debt at July 31, 2008.

      Our main areas of focus are (i) asset quality (ii) liquidity (iii) net interest spread (the difference between the rates we earn on our receivables and the rates we incur on our debt) and (iv) interest rate risk. Changes in the asset quality of our finance receivables can affect our profitability significantly. Finance income, provisions for credit losses and operating expenses can be affected by reclassifying receivables to or from impaired status, incurring write-downs and incurring costs associated with non-performing assets. Changes in market interest rates can also affect our profitability significantly because interest rates on our finance receivables were 91% fixed and 9% floating, and interest rates on our debt were 58% fixed and 42% floating at July 31, 2008. We use various strategies to manage our credit risk and interest rate risk. Each of these four areas is integral to our long-term profitability and we discuss them in detail in separate sections of this discussion.

      Our key operating statistics are net charge-offs, loss ratio, non-performing assets, delinquencies, receivables growth, leverage, available liquidity, return on equity, net interest margin and net interest spread, and expense and efficiency ratios.

Significant events

      A crisis began in credit markets in August 2007 (the beginning of fiscal
2008) and continued to disrupt a wider range of financing sources during the fiscal year. The crisis made it increasingly difficult and significantly more expensive through higher credit spreads for finance companies to obtain and renew financing. Credit spread is the percentage amount lenders charge borrowers above a base market interest rate. Credit spreads on term debt rose to their highest levels in over five years, the asset-backed securitization market contracted and banks curbed their lending because of the crisis. These are our main sources of funding. Our cost of debt will increase as we obtain new financing if higher credit spreads persist. Our liquidity and funding sources are discussed in the Liquidity and Capital Resources section. The crisis is generally believed to have been caused by problems originating in subprime mortgage markets. We do not provide subprime mortgage financing.

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

      The credit crisis caused decreased demand for and higher credit spreads on commercial paper. As a result, our commercial paper outstanding decreased from $320.0 million to a low of $37.0 million during fiscal 2008. We also decreased borrowings under our asset securitization facility from $425.0 million to a low of $119.0 million during fiscal 2008 because of higher credit spreads. We were able to reduce our debt from these funding sources because we had over $480.0 million available to borrow under our committed unsecured revolving bank credit facilities. We estimate this reduced our fiscal 2008 interest expense by $1.0 million. The commercial paper and securitization markets are not expected to return to their pre-crisis state for some time.

      During this difficult environment, we partially renewed our $425.0 million asset securitization facility in April 2008. The asset securitization market was among the most affected by the credit crisis, but we were able to increase the initial amount available to borrow to $525.0 million from $425.0 million. Two of the four banks in the facility increased their combined commitment by $100.0 million and the other two banks did not renew their commitments because of the credit crisis. Therefore, we converted the $200.0 million borrowed from them into amortizing term debt. The securitization facility is discussed further in the Liquidity and Capital Resources section.

      Having a significant amount of unused committed bank credit facilities without any borrowing restrictions allowed us to fund our operations without being disrupted during the ongoing credit crisis and mitigated the effects of higher interest rates on other short-term borrowings. We have always stressed the importance of having ample liquidity from diverse, reliable sources. Our available liquidity is at the highest level in our history.

      The credit crisis has also caused many financial institutions to record significant write-downs mostly on their residential mortgage related assets and structured investment vehicles and due to unsound lending practices. We are not involved in these types of transactions and always understand the importance of proper underwriting. Therefore, the credit crisis has had less of an impact on us. Our asset quality and underwriting are discussed in the Finance Receivables and Asset Quality section.

Critical Accounting Policies and Estimates

      Applying accounting principles generally accepted in the United States requires judgment, assumptions and estimates to record the amounts in the Consolidated Financial Statements and accompanying notes. We describe the significant accounting policies and methods we use to prepare the Consolidated Financial Statements in Note 1. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are discussed below.

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, impaired and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. We would need to record a $2.0 million provision for each 0.10% required increase in the allowance. The allowance was $24.8 million (1.28% of finance receivables) at July 31, 2008 including $0.9 million specifically allocated to impaired receivables.

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

      To estimate the general allowance, we analyze historical write-down activity to develop percentage loss ranges by risk profile. Risk profiles are assigned to receivables based on past due status and the customers' industry. We do not use a loan grading system. We then adjust the calculated range of losses for expected recoveries and we may also adjust the range for differences between current and historical loss trends and other factors to arrive at the estimated allowance. We record a provision for credit losses if the recorded allowance differs from our current estimate. The adjusted calculated range of losses may differ from actual losses significantly because we use significant estimates.

Non-Performing Assets

      We record impaired finance receivables and repossessed equipment (assets received to satisfy receivables) at their current estimated fair value (if less than their carrying amount). We estimate fair value of these non-performing assets by evaluating the market value and condition of the collateral or assets and the expected cash flows of impaired receivables. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Non-performing assets totaled $46.7 million (2.4% of finance receivables) at July 31, 2008.

Residual Values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $42.3 million (2.2% of finance receivables) at July 31, 2008. Historically, we have realized the recorded residual value on disposition.

Income Taxes

      We record a liability for uncertain income tax positions according to FIN No. 48. FIN No. 48 requires us to (i) identify uncertain tax positions we take on our income tax returns (ii) determine if these positions would more likely than not be allowed by a taxing authority and (iii) if tax positions pass this more-likely-than-not test, estimate the amount of tax benefit to record. Therefore, we must record a liability for tax benefits from positions failing the test and from positions where the full amount of the tax benefits are not expected to be realized. Identifying uncertain tax positions, determining if they pass the test and determining the liability to record requires significant judgment because tax laws are complicated and subject to interpretation, and because FIN No. 48 requires us to assess the outcome of hypothetical challenges to these positions by taxing authorities. Actual outcomes of these uncertain tax positions differing from our assessments significantly and taxing authorities examining positions we did not consider uncertain could require us to record additional income tax expense including interest and penalties on any underpayment of tax. This would lower net income. The gross liability recorded for uncertain tax positions was $1.2 million on July 31, 2008 and we do not expect this amount to change significantly.

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

Results of Operations

Comparison of Fiscal 2008 to Fiscal 2007

      ========================================================================
                                    Years Ended July 31,
      ($ in millions, except        --------------------
      per share amounts)                  2008      2007   $ Change   % Change
      ========================================================================
      Finance income                    $188.4    $191.2     $ (2.8)        (1)%
      Interest expense                    75.5      84.8       (9.3)       (11)
      Net finance income before
        provision for credit losses      112.9     106.4        6.5          6
      Provision for credit losses          4.0        --        4.0        100
      Salaries and other expenses         27.3      24.9        2.4         10
      Provision for income taxes          31.5      31.4        0.1         --
      Net income                          50.1      50.1         --         --

      Diluted earnings per share          2.01      1.90       0.11          6
      Basic earnings per share            2.05      1.94       0.11          6
      ========================================================================

      Net income was $50.1 million in fiscal 2008 and 2007 because the net positive effects of lower short-term market interest rates and the negative effects of higher non-performing assets offset.

      Finance income decreased by 1% to $188.4 million in fiscal 2008 from $191.2 million in fiscal 2007 because the net yield on finance receivables declined slightly to 9.14% in fiscal 2008 from 9.25% in fiscal 2007. The 325 basis point (3.25%) decrease in the prime rate and higher non-accrual receivables caused the decline. Decreases in the prime rate lower the net yield because 9% of our receivables are indexed to the prime rate. The change in average receivables was not significant.

      Interest expense (incurred on debt used to fund finance receivables) decreased by 11% to $75.5 million in fiscal 2008 from $84.8 million in fiscal 2007 because our cost of debt declined to 4.75% in fiscal 2008 from 5.36% in fiscal 2007. Lower short-term market interest rates caused the decline because 50% of our debt was indexed to short-term market interest rates in fiscal 2008. This is discussed in the Market Interest Rate Risk and Sensitivity section. The change in average debt was not significant.

      Net finance income before provision for credit losses on finance receivables increased by 6% to $112.9 million in fiscal 2008 from $106.4 million in fiscal 2007. Net interest margin (net finance income before provision for credit losses expressed as a percentage of average finance receivables) increased to 5.48% in fiscal 2008 from 5.15% in fiscal 2007 because of lower short-term market interest rates.

      We recorded a $4.0 million provision for credit losses on finance receivables in fiscal 2008. We did not record a provision in fiscal 2007. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. Net charge-offs (write-downs of finance receivables less recoveries) increased to $3.2 million in fiscal 2008 from $108,000 in fiscal 2007, and the loss ratio (net charge-offs expressed as a percentage of average finance receivables) increased to 0.16% in fiscal 2008 from less than 0.01% in fiscal 2007. Net charge-offs have been increasing because of higher non-performing assets. The allowance and net charge-offs are discussed further in the Finance Receivables and Asset Quality section.

      Salaries and other expenses increased by 10% to $27.3 million in fiscal 2008 from $24.9 million in fiscal 2007. The increase resulted from higher non-performing asset costs and, to a lesser extent, salary increases. The expense ratio (salaries and other expenses expressed as a percentage of average finance receivables) worsened to 1.33% in fiscal 2008 from 1.21% in fiscal 2007 because of the increase in expenses. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) worsened to 24.2% in fiscal 2008 from 23.4% in fiscal 2007 because the percentage increase in expenses exceeded the percentage increase in net finance income before provision for credit losses.

      The provision for income taxes was $31.5 million in fiscal 2008 and $31.4 million in fiscal 2007. The change was not significant because income before income taxes increased by $0.1 million and our effective tax rate was 38.6% in fiscal 2008 and 2007.

      Diluted earnings per share increased by 6% to $2.01 per share in fiscal 2008 from $1.90 per share in fiscal 2007, and basic earnings per share increased by 6% to $2.05 per share in fiscal 2008 from $1.94 per share in fiscal 2007. The percentage increases in diluted and basic earnings per share were higher than the percentage increase in net income because we repurchased 2.7 million shares of our common stock in the last six fiscal quarters.

Comparison of Fiscal 2007 to Fiscal 2006

      ========================================================================
                                    Years Ended July 31,
      ($ in millions, except        --------------------
      per share amounts)                  2007      2006   $ Change   % Change
      ========================================================================
      Finance income                    $191.2    $162.5    $  28.7         18%
      Interest expense                    84.8      67.4       17.4         26
      Net finance income before
        provision for credit losses      106.4      95.1       11.3         12
      Provision for credit losses           --        --         --         --
      Salaries and other expenses         24.9      23.7        1.2          5
      Provision for income taxes          31.4      27.8        3.6         13
      Net income                          50.1      43.6        6.5         15

      Diluted earnings per share          1.90      1.65       0.25         15
      Basic earnings per share            1.94      1.68       0.26         15
      ========================================================================

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

      Interest expense increased by 26% to $84.8 million in fiscal 2007 from $67.4 million in fiscal 2006. The increase resulted from the 14% ($194.0 million) increase in average debt and higher short-term market interest rates. Increases in short-term market interest rates raised our cost of debt to 5.36% in fiscal 2007 from 4.85% in fiscal 2006.

      Net finance income before provision for credit losses on finance receivables increased by 12% to $106.4 million in fiscal 2007 from $95.1 million in fiscal 2006. Net interest margin decreased to 5.15% in fiscal 2007 from 5.20% in fiscal 2006.

      We did not record provisions for credit losses on finance receivables in fiscal 2007 and 2006. We did not need to increase the allowance because of continued low net charge-offs and continued strong asset quality, and we did not need to reduce it because of receivables growth. Net charge-offs were $108,000 in fiscal 2007 and $125,000 in fiscal 2006, and the loss ratio was less than 0.01% in fiscal 2007 and fiscal 2006.

      Salaries and other expenses increased by 5% to $24.9 million in fiscal 2007 from $23.7 million in fiscal 2006. The increase resulted from fewer recoveries of non-performing asset costs and higher salaries. The expense ratio improved to 1.21% in fiscal 2007 from 1.30% in fiscal 2006 because the percentage increase in average receivables exceeded the percentage increase in expenses. The efficiency ratio improved to 23.4% in fiscal 2007 from 24.9% in fiscal 2006 because the percentage increase in net finance income before provision for credit losses exceeded the percentage increase in expenses.

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

      Diluted earnings per share increased by 15% to $1.90 per share in fiscal 2007 from $1.65 per share in fiscal 2006, and basic earnings per share increased by 15% to $1.94 per share in fiscal 2007 from $1.68 per share in fiscal 2006. The percentage increases in diluted and basic earnings per share were the same as the percentage increase in net income because the effect of repurchasing 2.0 million shares in fiscal 2007 and the effect of stock option exercises offset.

Finance Receivables and Asset Quality

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction of future net charge-offs and non-performing assets.

      ========================================================================
                                      July 31,   July 31,
      ($ in millions)                   2008 *     2007 *  $ Change   % Change
      ========================================================================
      Finance receivables             $1,940.8   $2,128.4   $(187.6)        (9)%
      Allowance for credit losses         24.8       24.0       0.8          3
      Non-performing assets               46.7       21.2      25.5        121
      Delinquent finance receivables      22.9        9.9      13.0        132
      Net charge-offs                      3.2        0.1       3.1

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses         1.28%      1.13%
      Non-performing assets               2.41       0.99
      Delinquent finance receivables      1.18       0.46
      Net charge-offs                     0.16       0.01
      ========================================================================
      * as of and for the year ended

      Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 91% ($1.76 billion) of finance receivables and leases were 9% ($179 million) at July 31, 2008. Finance receivables decreased $187.6 million or 9% in fiscal 2008 because of lower originations and higher prepayments.

      We originated $923.8 million of finance receivables in fiscal 2008 and $1.21 billion in fiscal 2007. Originations decreased because of weak demand for construction and transportation equipment financing and because competitor banks have been offering terms we think are imprudent. We collected $1.08 billion of finance receivables in fiscal 2008 and $1.06 billion in 2007. Collections increased because of increased prepayment activity. Prepayments typically increase when market interest rates decline.

      Our primary focus is the credit quality of our receivables. We manage our credit risk by adhering to disciplined and sound underwriting policies and procedures, by monitoring our receivables closely and by handling non-performing accounts effectively. Our underwriting policies and procedures require a first lien on equipment financed. We focus on financing equipment with a remaining useful life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with equipment possessing these characteristics can mitigate potential net charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advance payments or hold back a portion of the amount financed. We do not finance or lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

      Our underwriting policies limit our credit exposure with any customer. The limit was $45.0 million at July 31, 2008. Our ten largest customers accounted for 6.4% ($125.0 million) of total finance receivables at July 31, 2008.

      Our allowance for credit losses increased to $24.8 million at July 31, 2008 from $24.0 million at July 31, 2007 and the allowance level increased to 1.28% of finance receivables from 1.13%. The allowance is our estimate of losses inherent in our finance receivables. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors. Our estimates of inherent losses increased during fiscal 2008 because of higher net charge-offs, delinquencies and non-performing assets.

      Net charge-offs of finance receivables (write-downs less recoveries) were $3.2 million in fiscal 2008 and $108,000 in fiscal 2007 and the loss ratios were 0.16% and 0.01%. Net charge-offs have been increasing because the slowing economy, construction and transportation industries, and higher energy and commodity prices are reducing our customers' cash flows and values of certain collateral.

      The net investments in impaired finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
      July 31,                                                2008         2007
      =========================================================================
      Impaired finance receivables *                        $ 33.5       $ 18.8
      Repossessed equipment                                   13.2          2.4
      -------------------------------------------------------------------------
         Total non-performing assets                        $ 46.7       $ 21.2
      =========================================================================
      Delinquent finance receivables                        $ 22.9       $  9.9
      =========================================================================
      Impaired receivables not delinquent                       52%          69%
      =========================================================================
      * before specifically allocated allowance of $0.9 million at July 31, 2008 and $0.5 million at July 31, 2007

      We expect continued increases in delinquent and impaired receivables, repossessed equipment and net charge-offs because of continued recessionary economic conditions, higher energy and commodity prices and the effects of the crisis in the credit markets. This could require us to record higher provisions for credit losses.

      Our finance receivables contain industry and geographic concentrations of credit risk. These concentrations result from customers having similar economic characteristics that could cause their ability to repay us to be affected similarly by changes in economic or other conditions. Our industry concentrations were construction related-44%, road transportation-38% and refuse-12%, and our U.S. regional geographic concentrations were Southwest-30%, Southeast-26%, Northeast-17%, West-14% and Central-13% at July 31, 2008.


Liquidity and Capital Resources

      We describe our need for raising capital (debt and equity), our need to maintain a substantial amount of liquidity (money currently available for us to borrow), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity, credit ratings and debt diversification. Our leverage is low for a finance company, we have been successful in issuing debt, we have ample liquidity available and our debt is diversified with maturities staggered over five years. We believe our liquidity sources are diversified, and we are not dependent on any funding source or provider.

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely, we diversify our funding sources and we stagger our debt maturities. Funding sources usually available to us include operating cash flow, private and public issuances of term debt, committed unsecured revolving bank credit facilities, conduit and term securitizations of finance receivables, secured term financings, dealer placed and direct issued commercial paper and sales of common and preferred equity. These funding sources may not be available to us currently or may only be available at unfavorable terms because of conditions in credit markets.

      As discussed previously, the crisis in the credit markets has made it difficult and expensive for finance companies to obtain financing. However, we do not anticipate needing new financing until the third quarter of fiscal 2009 because (i) we have $357.0 million available to borrow under our committed revolving bank credit and asset securitization facilities (after subtracting commercial paper outstanding) at July 31, 2008 (ii) receivables originations have been decreasing (iii) our operating cash flow remains strong and (iv) we have no term notes maturing and only $55.0 million of bank credit facilities expiring through the third quarter of fiscal 2009 in addition to the amortizing asset securitization debt. We may need new financing before or in April 2009 if receivable originations increase or if holders of our $175.0 million of convertible debentures exercise their put option as discussed later in this section. Although we do not need new financing currently, we continue to seek additional sources of financing actively to strengthen our liquidity beyond this period. We believe sufficient, reasonably priced capital will be available to us to sustain our future operations and growth, even though conditions in credit markets have made financing difficult and more expensive to obtain, because of our consistent strong operating results and asset quality, and conservative capital structure of low leverage and high liquidity.

      Our term notes are rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and our commercial paper is rated 'F2' by Fitch. Fitch last affirmed these investment grade ratings in

January 2008 and maintained its stable outlook. As a condition of our 'F2' credit rating, commercial paper outstanding is limited to the unused amount of our committed credit facilities. Our ability to obtain or renew financing and our credit spreads can be dependent on these investment grade credit ratings.

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We have always complied with all debt covenants and restrictions. None of the agreements have a material adverse change clause.

      Debt decreased by 12% ($194 million) to $1.47 billion at July 31, 2008 from $1.66 billion at July 31, 2007 and stockholders' equity increased by 7% ($27.1 million) to $414.9 million at July 31, 2008 from $387.8 million at July 31, 2007. Therefore, leverage (debt-to-equity ratio) decreased to 3.5 at July 31, 2008 from 4.3 at July 31, 2007. Our leverage is considered low allowing for substantial asset growth and equity repurchases. Historically, our leverage has not exceeded 5.5 which is also considered low for a finance company.

      Debt comprised the following ($ in millions):

      =========================================================================
                                            July 31, 2008         July 31, 2007
                                       ------------------    ------------------
                                         Amount   Percent      Amount   Percent
      =========================================================================
      Term notes                       $  675.0        46%   $  723.3        43%
      Convertible debentures              175.0        12       175.0        11
      Asset securitization borrowings
        - term                            169.0        12          --        --
      Asset securitization borrowings
        - revolving                          --        --       425.0        26
      Bank borrowings                     369.0        25        50.0         3
      Commercial paper                     79.0         5       289.7        17
      -------------------------------------------------------------------------
          Total principal               1,467.0      100%     1,663.0       100%
      Fair value adjustment of
        hedged debt                          --                  (2.4)
      -------------------------------------------------------------------------
             Total debt                $1,467.0              $1,660.6
      =========================================================================

Term Notes

      The term notes were issued between fiscal 2003 and 2008. They are five and seven year fixed rate notes with principal due at maturity and interest payable semiannually. Maturity information for the notes is in the Contractual Obligations section.

      We converted $75.0 million of bank credit facilities scheduled to expire in February 2008, March 2010 and January 2012 into five-year fixed rate term notes in February 2008. Interest is payable semiannually at a 4.43% average rate and the notes are due at maturity in February 2013. We repaid $118.3 million of fixed rate term notes swapped to floating rates at maturity in fiscal 2008. The average floating rate on these notes was 5.90%. We also repaid a 6.80% $5.0 million term note at maturity. We repaid these notes with borrowings under our bank credit and securitization facilities.

Convertible Debentures

      We issued the convertible debentures in April 2004. They are due at maturity in April 2034, but we can redeem (call) them anytime starting in April 2009 by repaying the principal amount in cash and debenture holders can require us to repurchase (put) them on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash. Debenture holders can also convert the debentures before maturity into cash and common stock as discussed below.

      The debentures can only be converted (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch (four levels lower than the current rating) (iii) if we call the debentures or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through July 31, 2008. The market price condition would have been met at July 31, 2008 if the price of our common stock closed above $35.76 for the required period. The closing price of our common stock was $23.05 on July 31, 2008.

      We irrevocably elected (under the debentures' original terms and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding their principal amount, in cash instead of issuing shares of our common stock. The value of converted debentures equals the number of convertible shares multiplied by the market value of our common stock. We would only issue shares if the value of converted debentures exceeded their principal amount. Shares of common stock needed to pay any value over principal would equal the difference between the conversion date closing price of our common stock and the conversion price, divided by the conversion date closing price and multiplied by the number of convertible shares. There were 6.4 million convertible (but not issuable) shares, the adjusted conversion price was $27.51 per share and the adjusted conversion rate was 36.35 shares for each $1,000 of principal at July 31, 2008. The conversion rate and number of convertible shares increase and the conversion price decreases when we declare dividends on our common stock.

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

      The facility provides for committed revolving financing through April 2009 and we can then convert borrowings outstanding into term debt if the facility is not renewed. We are repaying the $200.0 million of term debt monthly from collections of securitized receivables. The repayments are based on securitized receivables and borrowings under the facility, and therefore vary. The term debt would be substantially repaid in three years based on these amounts at July 31, 2008.

      Finance receivables include $410.0 million of securitized receivables at July 31, 2008. Our major operating subsidiary's debt agreements limit securitized receivables to 40% of its total receivables. Therefore, we could securitize an additional $363.0 million of receivables at July 31, 2008.

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

Bank Credit Facilities

      We have $480.0 million of committed unsecured revolving credit facilities from eleven banks. This amount decreased from $580.0 million at July 31, 2007 because we converted $75.0 million of facilities into five-year fixed rate term notes and a $25.0 million facility expired. The facilities range from $15.0 million to $110.0 million, and $455.0 million of the facilities have original terms ranging from two to five years and a $25.0 million facility has a one year original term. Borrowings under these facilities can mature between 1 and 270 days. Borrowings outstanding at July 31, 2008 matured on August 1, 2008, were reborrowed and remain outstanding. We borrow amounts usually for one day, and also for one week or one month depending on interest rates, and roll the borrowings over when they mature depending on whether we issue or repay other debt. The multi-year facilities expire as follows (in millions):

      ===========================================================
      Fiscal:       2009      2010      2011       2012      2013
      ===========================================================
                   $45.0     $80.0     $55.0     $235.0     $40.0
      ===========================================================

      These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility immediately. None of the facilities are for commercial paper back-up only and the facilities do not have usage fees. These facilities may be renewed, extended or increased before they expire. We borrowed the full amount under each facility during fiscal 2008. Bank credit facility activity is summarized below ($ in millions):

      ==========================================================================
      Years Ended July 31,                          2008                    2007
      --------------------------------------------------------------------------
                                     Amount   # of Banks     Amount   # of Banks
      ==========================================================================
      Total - beginning of year      $580.0           11     $470.0            9
        New                              --           --       65.0            2
        Expired not renewed           (25.0)           1         --           --
        Converted into term notes     (75.0)           2         --           --
        Increased                        --           --       45.0            2
      -------------------------------------                  ------
      Total - end of year            $480.0           10     $580.0           11
      ==========================================================================
      Renewed at expiration          $ 25.0                  $222.5
      ==========================================================================
      Term extended before
        expiration                   $ 15.0                  $230.0
      ==========================================================================

Commercial Paper

      We issue commercial paper direct and through a $500.0 million program with maturities between 1 and 270 days. The amount of commercial paper we could issue is limited to the unused amount of our committed credit facilities ($436.0 million at July 31, 2008).

      Information on the combined amounts of bank borrowings and commercial paper follows (in millions):

      ==========================================================================
      Years Ended July 31,                              2008      2007      2006
      ==========================================================================
      Maximum outstanding during the year            $ 630.0   $ 393.7   $ 351.3
      Average outstanding during the year              469.0     329.6     257.3
      Outstanding at end of year                       448.0     339.7     268.6
      ==========================================================================

Contractual Obligations

      Our long-term contractual obligations and other information at July 31, 2008 are summarized below ($ in millions):

      ===============================================================================================
                                                                         Payments Due by Fiscal Years
                              -----------------------------------------------------------------------
                                2009      2010       2011       2012       2013       2014      Total
      ===============================================================================================
      Term notes              $   --  $  225.0   $  210.0   $   75.0   $  115.0   $   50.0   $  675.0
      Convertible debentures   175.0        --         --         --         --         --      175.0
      Asset securitization
        borrowings - term       65.0      43.0       42.0       19.0         --         --      169.0
      Operating leases           1.4       1.1        1.1        0.5        0.1         --        4.2
      Other long-term
        liability reflected
        on the balance
        sheet under GAAP         0.1       0.1         --         --         --         --        0.2
      -----------------------------------------------------------------------------------------------
      Total payments          $241.5  $  269.2   $  253.1   $   94.5   $  115.1   $   50.0   $1,023.4
      ===============================================================================================
      Percentage                  24%       26%        25%         9%        11%         5%       100%
      ===============================================================================================
      Other debt              $448.0        --         --         --         --         --   $  448.0
      ===============================================================================================
      Cumulative payments     $689.5  $  958.7   $1,211.8   $1,306.3   $1,421.4   $1,471.4
      ===============================================================================================
      Cumulative scheduled
        collections of
        finance receivables   $750.0  $1,301.9   $1,678.7   $1,861.0   $1,924.2   $1,940.8
      ===============================================================================================

      The average maturity of our term notes and convertible debentures was 2.5 years at July 31, 2008 and 3.0 years at July 31, 2007. The term notes, convertible debentures and term asset securitization borrowings are discussed in
Note 3 to the Consolidated Financial Statements and operating leases in Note 10. The other long-term liability is deferred compensation owed to an executive officer. The other debt is bank borrowings and commercial paper that can be refinanced under long-term committed bank credit facilities expiring on various dates through fiscal 2013. As shown in the table, cumulative scheduled collections of finance receivables exceed cumulative payments under contractual obligations each year.

Stockholders' Equity

      We repurchased 0.7 million shares of our common stock in fiscal 2008 for $18.5 million at a $25.87 average price per share. We financed the repurchases with borrowings under our bank credit facilities. There was $26.7 million available for future repurchases under our program at July 31, 2008. We established our common stock and convertible debt repurchase program in fiscal 2007 and it does not have a set expiration. Repurchases are discretionary and are contingent upon many conditions. We increased the amount available for future repurchases to $50.0 million in September 2008.

      We paid $15.4 million of cash dividends and we received $6.4 million from stock option exercises and tax benefits from stock-based awards in fiscal 2008.

Market Interest Rate Risk and Sensitivity

      We discuss how changes in market interest rates affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

      =========================================================================
      Years Ended July 31,                             2008      2007      2006
      =========================================================================
      Net yield of finance receivables                 9.14%     9.25%     8.89%
      Cost of debt                                     4.75      5.36      4.85
      -------------------------------------------------------------------------
         Net interest spread                           4.39%     3.89%     4.04%
      =========================================================================

      Our net interest spread was 0.50% (50 basis points) higher in fiscal 2008 compared to fiscal 2007 because decreases in market interest rates in fiscal 2008 lowered our cost of debt more than the net yield on our finance receivables. Short-term market interest rates declined in fiscal 2008 significantly because the Federal Reserve lowered the target Federal Funds Rate 325 basis points (3.25%) in response to credit market conditions. Short-term LIBOR rates declined on average 270 basis points (2.70%) in fiscal 2008. Interest rates on our floating rate debt are indexed to short-term LIBOR rates. This is the primary reason our cost of debt declined by 61 basis points (0.61%). Decreases in short-term market interest rates lowered the net yield because the interest rates on our floating rate receivables are indexed to the prime rate. The prime rate declined 325 basis points in fiscal 2008. Long-term market interest rates also decreased significantly. Lower long-term market interest rates would normally decrease the cost of fixed-rate term debt and also result in lower yields on finance receivables, but these effects have been largely offset by significantly higher credit spreads.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread and decreases in short-term rates increase it because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 42% of our debt is floating rate compared to floating rate finance receivables of only 9%.

      Our net interest spread is also affected when the differences between short-term and long-term rates change. Long-term rates normally exceed short-term rates. When this excess narrows (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are largely determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. We can mitigate the effects of an inverted yield curve by issuing long-term fixed rate debt.

      Our net interest spread is also affected by credit spreads. Changes in credit spreads affect the yield on our receivables when originated and the cost of debt when issued. Credit spreads increased significantly during fiscal 2008 because of conditions in credit markets.

      Our income is subject to the risk of rising short-term market interest rates and a flat or inverted yield curve because floating rate debt exceeded floating rate receivables by $448.2 million at July 31, 2008 (see the table below). The terms and prepayment experience of fixed rate receivables mitigate this risk. Receivables are collected monthly over short periods of two to five years and have been accelerated by prepayments. At July 31, 2008, $674.0 million (38%) of fixed rate receivables are scheduled to be collected in one year and their average remaining life excluding prepayments is approximately twenty months. Historically, annual collections have exceeded 50% of average receivables. We do not match the maturities of our debt to our receivables. The fixed and floating rate amounts and percentages of our receivables and capital at July 31, 2008 follow ($ in millions):

      ==========================================================================
                                         Fixed Rate     Floating Rate
                                  -----------------   ---------------
                                    Amount  Percent   Amount  Percent      Total
      ==========================================================================
      Finance receivables         $1,772.0       91%  $168.8        9%  $1,940.8
      ==========================================================================
      Debt                        $  850.0       58%  $617.0       42%  $1,467.0
      Stockholders' equity           414.9      100       --       --      414.9
      --------------------------------------------------------------------------
         Total debt and equity    $1,264.9       67%  $617.0       33%  $1,881.9
      ==========================================================================

      Floating rate debt comprises bank borrowings, term asset securitization borrowings and commercial paper, and will reprice (interest rates change based on current short-term market interest rates) after July 31, 2008 as follows:
$588.0 million (95%) within one month, $14.0 million (2%) in two to three months and $15.0 million (3%) in four to six months. The repricing frequencies of floating rate debt follow (in millions):

      =========================================================================
                                     Balance     Repricing Frequency
      =========================================================================
      Bank borrowings                $ 369.0     daily
      Asset securitization
        borrowings - term              169.0     1 to 30 days
      Commercial paper                  79.0     1 to 180 days (50 day average)
      =========================================================================

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce annual net income by approximately $1.5 million at July 31, 2008 based on scheduled repricings of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $3.0 million excluding the effect on the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt is lower than fixed rate debt. Actual future changes in market interest rates and the effect on net income may differ from these amounts materially. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation. These hypothetical reductions of net income at July 31, 2007 were $2.7 million and $4.3 million excluding the effect on the yield of new receivables. The impact of this hypothetical increase in rates was lower in fiscal 2008 because the percentage of our floating rate debt declined to 42% at July 31, 2008 from 55% at July 31, 2007.

      We monitor and manage our exposure to potential adverse changes in market interest rates with derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives. We had no derivatives outstanding at July 31, 2008.

      We entered into interest rate locks (in the form of Treasury locks) with a total notional amount of $75.0 million in August 2007. We designated the rate locks as cash flow hedges of our anticipated issuance of fixed rate term debt hedging the risk of higher interest payments on the first five years of the debt from increases in market interest rates before the debt was issued. We paid $5.9 million when the rate locks expired in January 2008. We determined there was no hedge ineffectiveness and therefore we recorded the entire payment as a reduction of stockholders' equity in accumulated other comprehensive loss net of deferred income tax of $2.3 million. We are reclassifying the after-tax amount into net income over the five-year term of the debt issued in February 2008 by increasing interest expense and deferred income tax. This effectively increased the interest rate on the debt.

      We also had fixed to floating interest rate swaps with a total notional amount of $143.3 million at July 31, 2007. We terminated $25.0 million of these swaps early and $118.3 million expired when the hedged debt matured in fiscal 2008. The swaps had no value at termination or expiration. The swaps were designated as fair value hedges of fixed rate term debt and effectively converted fixed rate term debt into floating rate term debt. We received fixed amounts from the swap counterparty banks equal to the interest we paid on the hedged debt, and we paid amounts to the swap counterparty banks equal to the swaps' floating rates multiplied by the swaps' notional amounts. The swaps' floating rates changed semiannually to a fixed amount over six-month LIBOR. The swaps increased interest expense by $1.4 million in fiscal 2008 and $3.0 million fiscal 2007. The average pay rate was 6.90% and the average receive rate was 4.88% at July 31, 2007.

New Accounting Standards

      Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") became effective for us on August 1, 2007. FIN No. 48 requires us to determine if any tax positions taken on our income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing authority. If tax positions pass this more-likely-than-not test, the benefits recorded from them are limited to the amount having a greater than 50% chance of being realized upon being challenged by a taxing authority. No income tax benefits can be recorded for tax positions failing the more-likely-than-not test. Any unrecognized tax benefits and applicable interest and penalties must be accrued. We record interest and penalties in income tax expense.

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

      The gross liability recorded for unrecognized tax benefits was $1.2 million on July 31, 2008 and August 1, 2007, and includes $0.3 million and $0.2 million of interest and penalties, respectively. The entire amount at July 31, 2008, net of $0.4 million of federal income tax benefits on state income taxes, would lower our effective tax rate if recognized. We do not expect these amounts to change significantly in fiscal 2009.

      The FASB issued Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", in June 2008. Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. We have 1.4 million unvested shares of restricted stock and stock units with nonforfeitable rights to dividends. Based on this amount, our current dividend rate and number of shares of common stock outstanding, we estimate applying this FSP would reduce basic earnings per common share by $0.10. This FSP will not affect diluted earnings per share.

      The FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)", in May 2008. This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on non-convertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. This FSP will apply to our 2.0% convertible debentures and we are evaluating how it may affect our consolidated financial statements.

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") in September 2006 and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" in February 2007. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. These statements take effect in the first quarter of fiscal years beginning after November 15, 2007 and took effect for us on August 1, 2008. We do not expect they will have a material impact on our consolidated financial statements.


Forward-Looking Statements

      Statements in this report containing the words or phrases "expect," "anticipate," "may," "believe," "appears," "estimate," "intend," "could," "should," "would," "if," "outlook" and other words and phrases expressing our expectations are "forward-looking statements." Actual results could differ from those contained in the forward-looking statements materially because they involve various assumptions and known and unknown risks and uncertainties. Information about risk factors that could cause actual results to differ materially is discussed in "Part I, Item 1A Risk Factors" and other sections of this report. Risk factors include (i) an economic slowdown (ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity (iv) rising short-term market interest rates and adverse changes in the yield curve (v) increased competition (vi) the inability to retain key employees and (vii) adverse conditions in the construction and road transportation industries. Forward-looking statements do not guarantee our future performance and apply only as of the date made. We are not required to update or revise them for future or unanticipated events or circumstances.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      See Item 7, Market Interest Rate Risk and Sensitivity.

Item 8. Financial Statements and Supplementary Data


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Stockholders
Financial Federal Corporation:


We have audited the accompanying consolidated balance sheets of Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") as of July 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Federal as of July 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Financial Federal's internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 24, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ KPMG LLP


New York, New York
September 24, 2008

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

=========================================================================================
July 31,                                                              2008           2007
=========================================================================================
ASSETS
Finance receivables                                            $ 1,940,792    $ 2,128,353
Allowance for credit losses                                        (24,769)       (23,992)
-----------------------------------------------------------------------------------------
   Finance receivables - net                                     1,916,023      2,104,361
Cash                                                                 8,232          5,861
Other assets                                                        18,613          9,852
-----------------------------------------------------------------------------------------
       TOTAL ASSETS                                            $ 1,942,868    $ 2,120,074
=========================================================================================

LIABILITIES
Debt:
   Long-term ($1,400 at July 31, 2008 and $5,700 at
     July 31, 2007 owed to related parties)                    $ 1,189,000    $ 1,335,850
   Short-term                                                      278,000        324,750
Accrued interest, taxes and other liabilities                       34,260         45,953
Deferred income taxes                                               26,736         25,768
-----------------------------------------------------------------------------------------
   Total liabilities                                             1,527,996      1,732,321
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                 --             --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 25,673 at July 31, 2008 and 25,760 at
   July 31, 2007                                                    12,836         12,880
Additional paid-in capital                                         139,490        129,167
Retained earnings                                                  265,026        244,646
Accumulated other comprehensive (loss) income                       (2,480)         1,060
-----------------------------------------------------------------------------------------
   Total stockholders' equity                                      414,872        387,753
-----------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,942,868    $ 2,120,074
=========================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)

=========================================================================================
Years Ended July 31,                                     2008          2007          2006
=========================================================================================
Finance income                                       $188,402      $191,254      $162,475

Interest expense                                       75,473        84,828        67,402
-----------------------------------------------------------------------------------------

   Net finance income before provision for credit
     losses on finance receivables                    112,929       106,426        95,073

Provision for credit losses on finance receivables      4,000            --            --
-----------------------------------------------------------------------------------------

   Net finance income                                 108,929       106,426        95,073

Salaries and other expenses                            27,323        24,945        23,676
-----------------------------------------------------------------------------------------

   Income before income taxes                          81,606        81,481        71,397

Provision for income taxes                             31,522        31,431        27,778
-----------------------------------------------------------------------------------------

       NET INCOME                                    $ 50,084      $ 50,050      $ 43,619
=========================================================================================

EARNINGS PER COMMON SHARE:
       Diluted                                       $   2.01      $   1.90      $   1.65
=========================================================================================
       Basic                                         $   2.05      $   1.94      $   1.68
=========================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                 ----------------      Paid-In   Retained   Comprehensive
                                 Shares    Amount      Capital   Earnings   (Loss) Income      Total
====================================================================================================
BALANCE - JULY 31, 2005          26,231   $13,116     $109,226   $219,772          $   --   $342,114
Net income                           --        --           --     43,619              --     43,619
Unrealized gain on cash flow
  hedge, after tax of $381           --        --           --         --             589        589
Reclassification of realized
  gain to net income, after
  tax of $(23)                       --        --           --         --             (37)       (37)
                                                                                            --------
     Comprehensive income                                                                     44,171
                                                                                            --------
Stock repurchased (retired)         (28)      (14)        (527)      (266)             --       (807)
Stock plan activity:
  Shares issued                   1,017       508        6,343        (52)             --      6,799
  Compensation recognized            --        --        6,265         --              --      6,265
  Excess tax benefits                --        --        1,784         --              --      1,784
Common stock cash dividends          --        --           --     (9,838)             --     (9,838)
Cash paid for fractional
  shares                             (4)       (2)          --       (107)             --       (109)
----------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2006          27,216    13,608      123,091    253,128             552    390,379
Net income                           --        --           --     50,050              --     50,050
Unrealized gain on cash flow
  hedge, after tax of $455           --        --           --         --             720        720
Reclassification of realized
  gain to net income, after
  tax of $(134)                      --        --           --         --            (212)      (212)
                                                                                            --------
    Comprehensive income                                                                      50,558
                                                                                            --------
Stock repurchased (retired)      (2,031)   (1,016)     (10,188)   (43,744)             --    (54,948)
Stock plan activity:
  Shares issued                     584       292        7,869         --              --      8,161
  Shares canceled                    (9)       (4)           4         --              --         --
  Compensation recognized            --        --        6,867         --              --      6,867
  Excess tax benefits                --        --        1,524         --              --      1,524
Common stock cash dividends          --        --           --    (14,788)             --    (14,788)
----------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2007          25,760    12,880      129,167    244,646           1,060    387,753
Net income                           --        --           --     50,084              --     50,084
Unrealized loss on cash flow
  hedge, after tax of $(2,291)       --        --           --         --          (3,624)    (3,624)
Reclassification of realized
  net loss to net income,
  after tax of $49                   --        --           --         --              84         84
                                                                                            --------
    Comprehensive income                                                                      46,544
                                                                                            --------
Stock repurchased (retired)        (713)     (357)      (3,782)   (14,317)             --    (18,456)
Stock plan activity:
  Shares issued                     626       313        5,634         --              --      5,947
  Compensation recognized            --        --        7,966         --              --      7,966
  Excess tax benefits                --        --          505         --              --        505
Common stock cash dividends          --        --           --    (15,387)             --    (15,387)
----------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2008          25,673   $12,836     $139,490   $265,026         $(2,480)  $414,872
====================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

===============================================================================================
Years Ended July 31,                                           2008          2007          2006
===============================================================================================
Cash flows from operating activities:
  Net income                                             $   50,084   $    50,050   $    43,619
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization of deferred origination costs and fees      17,733        15,951        14,626
    Stock-based compensation                                  4,839         3,992         3,338
    Provision for credit losses on finance receivables        4,000            --            --
    Depreciation and amortization                               918           437           798
    Deferred income taxes                                     3,210         5,738         1,591
    Decrease (increase) in other assets                       1,294         1,976        (1,938)
    (Decrease) increase in accrued interest, taxes and
     other liabilities                                       (8,788)         (116)        9,010
    Excess tax benefits from stock-based awards                (505)       (1,524)       (1,784)
-----------------------------------------------------------------------------------------------
      Net cash provided by operating activities              72,785        76,504        69,260
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                           (923,809)   (1,208,161)   (1,335,664)
  Finance receivables collected and repossessed assets
    sales proceeds                                        1,082,701     1,058,312       998,231
-----------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities    158,892      (149,849)     (337,433)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank borrowings, net increase (decrease)                  318,950      (109,672)      (63,278)
  Asset securitization borrowings - revolving, net
   (decrease) increase                                     (225,000)           --       100,000
  Commercial paper, net (decrease) increase                (210,700)      170,861        24,839
  Proceeds from term notes                                   75,000       125,000       250,000
  Repayments of term notes                                 (123,250)      (56,250)      (42,500)
  Repayments of term asset securitization borrowings        (31,000)           --            --
  (Payments) proceeds from settlement of interest rate
   locks                                                     (5,915)        1,175           970
  Proceeds from stock option exercises                        5,902         8,116         6,799
  Excess tax benefits from stock-based awards                   505         1,524         1,784
  Common stock issued                                            45            45            --
  Common stock repurchased                                  (18,456)      (54,948)         (807)
  Common stock cash dividends                               (15,387)      (14,788)       (9,838)
  Cash paid for fractional shares of common stock                --            --          (109)
-----------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities   (229,306)       71,063       267,860
-----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                               2,371        (2,282)         (313)
Cash - beginning of year                                      5,861         8,143         8,456
-----------------------------------------------------------------------------------------------
CASH - END OF YEAR                                       $    8,232   $     5,861   $     8,143
===============================================================================================
Supplemental disclosures of cash flow information:
  Interest paid                                          $   76,521   $    82,278   $    63,560
  Income taxes paid                                          27,632        21,654        27,171
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

Use of Estimates

      GAAP requires us to make significant estimates and assumptions to record the amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets, residual values, income taxes and stock-based compensation. Actual results could differ from these estimates significantly.

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

Income Recognition

      We recognize interest income earned on finance receivables over the term of receivables using the interest method. Costs incurred to originate receivables and nonrefundable fees earned on receivables are deferred and recognized in finance income over the term of receivables using the interest method. We stop recognizing income and net deferred costs when finance receivables are classified as impaired. We classify receivables as impaired when we believe collecting all principal and interest due is doubtful. This typically occurs when (i) a contractual payment is 90 days or more past due (unless this is expected to be temporary) (ii) the customer is subject to a bankruptcy proceeding or (iii) the collateral is being liquidated, and the value of the collateral does not exceed our net investment. We resume recognizing income and net deferred costs when we believe collecting all amounts contractually due is probable.

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables. We record a provision for credit losses on finance receivables to adjust the allowance for credit losses to the estimated amount. The allowance is a significant estimate we determine based on total finance receivables, net charge-off experience, impaired and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. Changes in the allowance level may be necessary based on unexpected changes in these factors.

      Impaired finance receivables are written-down to our estimate of their fair value by a charge to the allowance for credit losses. Write-downs subsequently recovered are credited to the allowance. Assets received to satisfy finance receivables (repossessed equipment, included in other assets) are initially written-down to our estimate of fair value by a charge to the allowance for credit losses and any subsequent write-downs and recoveries are recorded in earnings.

Derivative Financial Instruments

      We use derivative financial instruments to manage our exposure to the effects of changes in market interest rates on our debt. We do not speculate with or trade derivatives. Derivatives are recorded at fair value as an asset or liability. Derivatives may be designated as a fair value or cash flow hedge, or may not be designated as a hedge.

      For derivatives designated as a fair value hedge, the hedged asset or liability is also recorded at its fair value (to the extent of the change in the fair value due to the hedged risk) and any changes in the fair value of the derivative and the hedged asset or liability from changes in the hedged risk are recorded in earnings.

      For derivatives designated as a cash flow hedge, changes in the fair value of the effective portion of the derivative are recorded in accumulated other comprehensive (loss) income within stockholders' equity, net of tax, and reclassified to earnings in the same future periods the hedged transaction impacts earnings. Any ineffective portion is recorded in earnings immediately.

      For derivatives not designated as a hedge, changes in their fair value are recorded in earnings immediately.

      Derivatives designated as a hedge must be linked to a specific asset, liability, forecast transaction or firm commitment depending on the type of hedge, and the risk management objective and strategy and the method to be used to determine hedge effectiveness and measure ineffectiveness must be documented at the hedging relationship's inception.

Stock-Based Compensation Expense

      We record the fair value of options as compensation expense over the options' vesting periods using straight-line or graded-vesting (accelerated) methods. We use the Black-Scholes option-pricing model to calculate fair value. We use the straight-line method to recognize compensation expense for options granted after July 31, 2005 and we use the graded-vesting method for options unvested on August 1, 2005.

      We record the fair value of shares of restricted stock and stock units as compensation expense over the awards' vesting periods using the straight-line method for awards without a performance condition and the graded-vesting method for awards with a performance condition. The fair value of these awards is the market value of our common stock on the date of award.

      We only record compensation expense for stock-based awards expected to vest. Therefore, we estimate how many awards will be forfeited and periodically review our estimates based on actual forfeitures and revise them cumulatively as necessary. We also defer a portion of stock-based compensation considered a cost of originating receivables.

      We record tax benefits (reductions of the provision for income taxes) on compensation expense for shares of restricted stock, stock units and non-qualified stock options, and for incentive stock options when employees exercise and subsequently sell the shares within one year. When the compensation expense for stock-based awards deducted in our income tax returns exceeds the expense recorded in our financial statements we realize excess tax benefits, and when the financial statement expense exceeds the tax deduction we incur tax shortfalls. We record excess tax benefits by increasing additional paid-in capital and by reducing income taxes currently payable. We record tax shortfalls by increasing income taxes currently payable and by (i) reducing additional paid-in capital for the amount of the shortfall exceeded by any previously recorded net excess tax benefits and (ii) increasing the provision for income taxes for the amount of the shortfall exceeding previously recorded net excess tax benefits.

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

Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement and tax return amounts of assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is "more likely than not" the assets will not be realized.

      Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109", ("FIN No. 48") became effective for us on August 1, 2007. FIN No. 48 requires us to determine if any tax positions taken on our income tax returns lowering the amount of tax currently due would more likely than not be allowed by a taxing authority. If tax positions pass this more-likely-than-not test, the benefits recorded from them are limited to the amount having a greater than 50% chance of being realized upon being challenged by a taxing authority. No income tax benefits can be recorded for tax positions failing the more-likely-than-not test. Any unrecognized tax benefits and applicable interest and penalties must be accrued. We record interest and penalties in income tax expense.

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

New Accounting Standards

      The FASB issued Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", in June 2008. Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. We have 1,356,000 unvested shares of restricted stock and stock units with nonforfeitable rights to dividends. Based on this amount, our current dividend rate and number of shares of common stock outstanding, we estimate applying this FSP would reduce basic earnings per common share by $0.10. This FSP will not affect diluted earnings per share.

      The FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)", in May 2008. This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on non-convertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. This FSP will apply to our 2.0% convertible debentures and we are evaluating how it may affect our consolidated financial statements.

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") in September 2006 and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" in February 2007. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. These statements take effect in the first quarter of fiscal years beginning after November 15, 2007 and took effect for us on August 1, 2008. They did not have a material impact on our consolidated financial statements.

NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      =========================================================================
      July 31,                                               2008          2007
      =========================================================================
      Loans:
         Fixed rate                                   $ 1,592,839   $ 1,757,211
         Floating rate                                    168,793       168,574
      -------------------------------------------------------------------------
           Total loans                                  1,761,632     1,925,785
      Direct financing leases                             179,160       202,568
      -------------------------------------------------------------------------
             Finance receivables                      $ 1,940,792   $ 2,128,353
      =========================================================================

      Direct financing leases comprised the following:

      =========================================================================
      July 31,                                               2008          2007
      =========================================================================
      Minimum lease payments receivable               $   163,597   $   191,723
      Residual values                                      42,275        42,923
      Unearned finance income                             (26,712)      (32,078)
      -------------------------------------------------------------------------
             Direct financing leases                  $   179,160   $   202,568
      =========================================================================

      Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused portion of these commitments was $21,600 at July 31, 2008 and $31,400 at July 31, 2007. The weighted-average interest rate on fixed rate loans was 9.0% at July 31, 2008 and 9.1% at July 31, 2007.

      Finance receivables generally provide for monthly installments of equal or varying amounts over two to five years. Annual contractual maturities of finance receivables at July 31, 2008 follow:

      =========================================================================
                                                                         Direct
                                                 Fixed     Floating   Financing
      Fiscal Year Due:                      Rate Loans   Rate Loans      Leases
      =========================================================================
      2009                                 $   607,087   $   75,680   $  69,623
      2010                                     456,781       43,344      49,950
      2011                                     312,549       28,970      28,756
      2012                                     150,339       14,707      12,020
      2013                                      52,152        4,861       3,147
      Thereafter                                13,931        1,231         101
      -------------------------------------------------------------------------
             Total                         $ 1,592,839   $  168,793   $ 163,597
      =========================================================================

      Allowance for credit losses activity is summarized below:

      =========================================================================
      Years Ended July 31,                           2008       2007       2006
      =========================================================================
      Allowance - beginning of year              $ 23,992   $ 24,100   $ 24,225
         Provision                                  4,000         --         --
         Write-downs                               (6,010)    (2,778)    (3,355)
         Recoveries                                 2,787      2,670      3,230
      -------------------------------------------------------------------------
      Allowance - end of year                    $ 24,769   $ 23,992   $ 24,100
      =========================================================================
      Percentage of finance receivables              1.28%      1.13%      1.21%
      =========================================================================
      Net charge-offs *                          $  3,223   $    108   $    125
      =========================================================================
      Loss ratio **                                  0.16%      0.01%      0.01%
      =========================================================================
      *  write-downs less recoveries
      ** net charge-offs over average finance receivables

      Non-performing assets comprise impaired finance receivables and assets received to satisfy finance receivables as follows:

      =========================================================================
      July 31,                                               2008          2007
      =========================================================================
      Impaired finance receivables                       $ 33,542      $ 18,817
      Assets received to satisfy finance receivables       13,182         2,342
      -------------------------------------------------------------------------
         Non-performing assets                           $ 46,724      $ 21,159
      =========================================================================

      The net investment in impaired loans was $31,200 at July 31, 2008 and $18,300 at July 31, 2007. The average net investment in impaired loans was $28,300 in fiscal 2008, $13,800 in fiscal 2007 and $10,500 in fiscal 2006. The allowance for credit losses included $900 at July 31, 2008 and $500 at July 31, 2007 specifically allocated to $9,400 and $4,100 respectively, of impaired finance receivables. We did not recognize any income in fiscal 2008, 2007 or 2006 on impaired receivables before collecting our net investment. We repossessed assets to satisfy $46,900, $12,500 and $4,800 of finance receivables in fiscal 2008, 2007 and 2006, respectively.

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

      Our finance receivables reflect industry and geographic concentrations of credit risk. Concentrations of credit risk result when customers have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. We do not have a significant concentration of credit risk with any customer. The major concentrations of credit risk, grouped by industry and U.S. geographic region, expressed as percentages of finance receivables, follow:

      ===================================      ================================
      July 31,                2008   2007      July 31,             2008   2007
      ===================================      ================================
      Industry:                                Geographic region:
      ---------                                ------------------
      Construction related      44%    44%     Southwest              30%    28%
      Road transportation       38     40      Southeast              26     27
      Refuse                    12     11      Northeast              17     16
      Other (none more than                    West                   14     15
        2% in 2008 and 2007)     6      5      Central                13     14
      ===================================      ================================

NOTE 3 - DEBT

      Debt is summarized below:

      =========================================================================
      July 31,                                             2008            2007
      =========================================================================
      Fixed rate term notes:
        4.31% - 4.60% due 2013                       $   75,000      $       --
        4.96% - 5.00% due 2010 - 2011                   275,000         250,000
        5.45% - 5.57% due 2011 - 2014                   325,000         325,000
        6.80% due 2008                                       --           5,000
      -------------------------------------------------------------------------
          Total fixed rate term notes                   675,000         580,000
      2.0% convertible debentures due 2034              175,000         175,000
      Asset securitization borrowings - term            169,000              --
      Fixed rate term notes swapped to floating
        rates due 2008 - 2010                                --         143,250
      -------------------------------------------------------------------------
            Total term debt                           1,019,000         898,250
      Asset securitization borrowings - revolving            --         425,000
      Bank borrowings                                   369,000          50,050
      Commercial paper                                   79,000         289,700
      -------------------------------------------------------------------------
              Total principal                         1,467,000       1,663,000
      Fair value adjustment of hedged debt                   --          (2,400)
      -------------------------------------------------------------------------
                Total debt                           $1,467,000      $1,660,600
      =========================================================================

Term Notes

      We converted $75,000 of bank credit facilities scheduled to expire in February 2008, March 2010 and January 2012 into five-year fixed rate term notes in February 2008. The notes are due at maturity in February 2013 and the average interest rate is 4.43%. We repaid $118,250 of fixed rate term notes swapped to floating rates at maturity in fiscal 2008. The average floating rate on these notes was 5.90%. We also repaid a 6.80% $5,000 term note at maturity.

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

      Interest on fixed rate term notes is due semiannually. Prepayments are subject to a premium based on yield maintenance formulas. The average interest rates on fixed rate term notes at July 31, 2008 and July 31, 2007 were 5.2% and 5.3%, respectively.

Convertible Debentures

      We issued $175,000 of convertible debentures in fiscal 2004. The debentures do not contain any financial or other restrictive covenants and all of our other debt is effectively senior to the debentures.

      The debentures have a 2.0% fixed annual interest rate and interest is due semiannually. We may incur additional interest for semiannual interest periods starting in April 2009 if the average market value of the debentures on the last five days of the prior interest period was at least 20% higher than their principal amount. Additional interest would be calculated at the annual rate of 0.25% of the average market value of the debentures during the five days.

      The debentures are due at maturity in April 2034, but we can redeem them anytime starting in April 2009 by paying the principal amount in cash and debenture holders can require us to repurchase them on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash. Debenture holders can also convert the debentures before maturity into cash and common stock as discussed below.

      The debentures can only be converted (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch Ratings, Inc. (four levels lower than the current rating) (iii) if we call the debentures or (iv) if a specified corporate transaction occurs.

No event allowing for the debentures to be converted has occurred through July 31, 2008. The market price condition would have been met at July 31, 2008 if the price of our common stock closed above $35.76 for the required period. The closing price of our common stock was $23.05 on July 31, 2008.

      We irrevocably elected (under the debentures' original terms and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding their principal amount, in cash instead of issuing shares of our common stock. The value of converted debentures equals the number of convertible shares multiplied by the market value of our common stock. We would only issue shares if the value of converted debentures exceeded their principal amount. Shares of common stock needed to pay any value over principal would equal the difference between the conversion date closing price of our common stock and the conversion price, divided by the conversion date closing price and multiplied by the number of convertible shares. There were 6,361,000 convertible (but not issuable) shares, the adjusted conversion price was $27.51 per share and the adjusted conversion rate was 36.35 shares for each $1 (one thousand) of principal at July 31, 2008.

      The conversion rate, number of convertible shares and conversion price will change if specified corporate transactions (including dividend payments and stock splits) occur. The conversion rate and number of convertible shares increase and the conversion price decreases when we declare cash dividends on our common stock. The conversion rate, conversion price and number of convertible shares were 35.43, $28.22 and 6,200,000, respectively at July 31, 2007. Future cash dividends will cause additional conversion rate and convertible shares increases and conversion price decreases.

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

      The $325,000 facility provides for committed revolving financing through April 2009 and we can then convert borrowings outstanding into term debt if the facility is not renewed. We are repaying the $200,000 of term debt monthly from collections of securitized receivables. The monthly repayments are based on securitized receivables and borrowings under the facility, and therefore vary. The term debt would be substantially repaid in three years based on these amounts at July 31, 2008.

      We structured the facility to account for securitization proceeds as secured debt and not as sales of receivables. Therefore, we do not record gains on sales of securitized receivables and the debt and receivables remain on our balance sheet. Finance receivables included $410,000 and $480,000 of securitized receivables at July 31, 2008 and 2007, respectively. Our major operating subsidiary's debt agreements limit securitized receivables to 40% of its total receivables. Therefore, we could securitize an additional $363,000 of receivables at July 31, 2008.

      Borrowings under the facility and the term debt combined are limited to 94% of eligible securitized receivables and are without recourse. Securitized receivables 120 or more days past due, classified as impaired or subject to a bankruptcy, or with terms outside of defined limits, are ineligible to be borrowed against. The facility also restricts the amount of net charge-offs of securitized receivables and the amount of delinquent securitized receivables. The facility would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

      The average interest rates on borrowings at July 31, 2008 and 2007 were 3.7% and 5.4%, respectively. The average interest rates for the years ended July 31, 2008, 2007 and 2006 were 4.8%, 5.4% and 4.6%, respectively. The interest rates change daily on borrowings under the facility and change daily and monthly on the term debt.

Bank Borrowings

      We have $480,000 of committed unsecured revolving credit facilities from ten banks with $70,000 expiring within one year and $410,000 expiring between February 2010 and February 2013. Borrowings under these facilities can mature between 1 and 270 days and their interest rates are based on domestic money market rates or LIBOR. Borrowings outstanding at July 31, 2008 matured August 1, 2008, were reborrowed and remain outstanding, and $111,000 of these facilities was unused at July 31, 2008. We incur a fee on the unused portion of the facilities.

      The average interest rates on borrowings at July 31, 2008 and 2007 were 2.7% and 5.8%, respectively. The average interest rates for the years ended July 31, 2008, 2007 and 2006 were 4.1%, 5.7% and 4.9%, respectively.

Commercial Paper

      We issue commercial paper direct and through a $500,000 program with maturities between 1 and 270 days. We increased the size of our commercial paper program in fiscal 2007 from $350,000. The average maturity of commercial paper was 50 days at July 31, 2008 and 30 days at July 31, 2007. The average interest rates on commercial paper at July 31, 2008 and 2007 were 2.9% and 5.5%, respectively. The average interest rates for the years ended July 31, 2008, 2007 and 2006 were 4.5%, 5.5% and 4.6%, respectively.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at July 31, 2008. None of the agreements have a material adverse change clause. All of our debt is senior.

      Long-term debt comprised the following:

      =========================================================================
      July 31,                                             2008            2007
      =========================================================================
      Term notes                                     $  675,000      $  599,100
      Bank borrowings and commercial paper
        supported by bank credit facilities
        expiring after one year                         410,000         339,750
      Asset securitization borrowings - term            104,000              --
      Asset securitization borrowings - revolving            --         222,000
      Convertible debentures                                 --         175,000
      -------------------------------------------------------------------------
            Total long-term debt                     $1,189,000      $1,335,850
      =========================================================================

      Long-term debt at July 31, 2008 matures or expires as follows:

      =========================================================================
      Fiscal:          2010         2011         2012         2013         2014
      =========================================================================
                   $348,000     $307,000     $329,000     $155,000      $50,000
      =========================================================================


NOTE 4 - DERIVATIVES

      When we anticipate issuing fixed rate term debt within six months, we consider entering into interest rate locks to hedge the risk of higher interest payments on the forecast debt from increases in market interest rates before the debt is issued. Interest rate locks generally have a six-month term and can be terminated early. We entered into and terminated the following interest rate locks and designated them as cash flow hedges of the first five years of interest payments on forecast fixed rate term debt.

      =========================================================================
      Years Ended July 31,               2008             2007             2006
      =========================================================================
                                                       Forward          Forward
      Type of rate lock        Treasury locks   starting swaps   starting swaps
      Notional amount                $ 75,000         $150,000         $100,000
      Settlement (payment)
        proceeds                       (5,915)           1,175              970
      Effective portion                (5,915)           1,075              970
      Ineffective portion                  --              100               --
      Deferred income tax              (2,291)             455              381
      =========================================================================

      We determined these locks were highly effective. We recorded the effective amounts in stockholders' equity as accumulated other comprehensive (loss) income net of deferred income tax. We reclassify the after-tax amounts into net income over five years by increasing or reducing interest expense and deferred income tax. We reduced interest expense by the ineffective portion. Settlement payments increase interest expense and effectively increase the rate on the hedged debt and settlement proceeds reduce interest expense and the rate on the hedged debt.

      We also had fixed to floating interest rate swaps with a total notional amount of $143,250 at July 31, 2007. We terminated $25,000 of these swaps early and $118,250 expired when the hedged debt matured in fiscal 2008. The swaps had no value at termination or expiration.

      The swaps were designated as fair value hedges of fixed rate term debt and effectively converted fixed rate term debt into floating rate term debt. We received fixed amounts from the swap counterparty banks equal to the interest we paid on the hedged debt, and we paid amounts to the swap counterparty banks equal to the swaps' floating pay rates multiplied by the swaps' notional amounts. We recorded the differences in these amounts in interest expense. The swaps' floating pay rates changed semiannually to a fixed amount over six-month LIBOR. The average floating pay rates for the years ended July 31, 2008, 2007 and 2006 were 5.9%, 6.9% and 6.9%, respectively. Terms of the swaps and related information follow:

      =========================================================================
                                                                  July 31, 2007
                                                    Fixed    ------------------
                                      Notional    Receive    Floating      Fair
      Issued            Expiration      Amount       Rate    Pay Rate     Value
      =========================================================================
      Expired:
      --------
      July 2003         April 2008    $ 25,000       4.37%       6.14%   $  300
      July 2003         June 2008       12,500       4.37        6.84       300
      July 2003         June 2008       25,000       4.37        6.65       500
      August 2003       April 2008      24,500       4.37        6.05       300
      April 2004        August 2007     31,250       6.23        8.58       100

      Terminated:
      -----------
      April 2003        April 2010      12,500       4.96        6.51       400
      July 2003         June 2010       12,500       4.96        6.82       500
      -------------------------------------------------------------------------
        Totals and
         average rates                $143,250       4.88%       6.90%   $2,400
      =========================================================================

      We had no derivatives outstanding at July 31, 2008.


NOTE 5 - STOCKHOLDERS' EQUITY

      We repurchased 707,600 shares of our common stock in fiscal 2008 under our repurchase program for $18,345 at a $25.92 average price per share. We also received 5,700 shares of common stock from employees at an average price of $19.59 per share for payment of income tax due on vested shares of restricted stock. We retired all shares repurchased and received. There was $26,749 available for future repurchases under the program at July 31, 2008 and the program does not have a set expiration. We increased the amount available for future repurchases to $50,000 in September 2008.

      We established our current program to repurchase $50,000 of common stock and convertible debt after we completed our former program in fiscal 2007. We also increased the amount available under our former program by $32,617 in fiscal 2007. We repurchased 2,014,000 shares of our common stock for $54,480 at an average price of $27.05 per share in fiscal 2007 under these programs. We also received 17,500 shares of common stock from employees in fiscal 2007 at an average price of $26.70 per share for payment of income tax due on vested shares of restricted stock. We retired all shares repurchased and received in fiscal 2007. We repurchased 2,924,000 shares of common stock for $66,100 and $8,800 principal amount of convertible notes for $7,200 under our former program established in fiscal 1996.

      We received and retired 28,000 shares of common stock from officers in fiscal 2006 at an average price of $28.82 per share for payment of income tax due on vested shares of restricted stock. We split our common stock 3-for-2 in the form of a stock dividend in January 2006. Stockholders received one additional share for every two shares owned. We paid $109 for fractional shares.

      We paid cash dividends of $15,387 ($0.60 per share) in fiscal 2008, $14,788 ($0.55 per share) in fiscal 2007 and $9,838 ($0.37 per share) in fiscal 2006. We declared a quarterly cash dividend of $0.15 per share of common stock in September 2008 payable in October 2008.

NOTE 6 - STOCK PLANS

      We have two stockholder approved stock plans; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, stock units and common stock to officers, other employees and directors with annual participant limits, and expires in December 2016. Awards may be performance-based. The exercise price of stock options cannot be less than the fair market value of our common stock when granted and their term is limited to ten years. There were 1,892,000 shares available for future grants under the 2006 Plan at July 31, 2008. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and performance-based cash or stock bonuses to be awarded to our CEO and other selected officers. The Amended MIP expires in December 2011. There were 675,000 shares available for future grants under the Amended MIP at July 31, 2008.

      Our stockholders approved the 2006 Plan and the Amended MIP in December 2006. The 2006 Plan replaced the 1998 Stock Option/Restricted Stock Plan (the "1998 Plan"). The 1998 Plan terminated upon approval of the 2006 Plan. We amended the 1998 Plan in fiscal 2006 according to its anti-dilution provisions to increase the number of shares available for the January 2006 stock split. The 1998 Plan provided for the issuance of 3,750,000 incentive or non-qualified stock options or shares of restricted stock to officers, other employees and directors. None of the options or shares of restricted stock awarded under the 1998 Plan were performance based. There were 128,000 shares unused when we terminated the 1998 Plan.

      We also have a Supplemental Retirement Benefit ("SERP") for our CEO. We awarded 150,000 stock units in fiscal 2002 vesting annually in equal amounts over eight years. We amended it in fiscal 2006 according to its anti-dilution provisions to increase the number of units for the January 2006 stock split, and to provide for dividend equivalent payments. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires after attaining age 62. There were 113,000 units vested at July 31, 2008. The amendment to provide for dividend equivalent payments increased the fair value of the units to $23.93 from $22.43 and increased the total cost by $225.

      Options granted in the last three fiscal years were non-qualified options with a five-year term vesting 25% after one, two, three and four years. We granted 118,000, 131,000 and 155,000 non-qualified stock options to employees in fiscal 2008, 2007 and 2006, respectively.

      We awarded 150,000 shares of performance-based restricted stock to executive officers under the 2006 Plan and 75,000 shares of performance-based restricted stock to our CEO under the Amended MIP in fiscal 2008. Shares earned would vest in October 2012. We also awarded 68,000 shares of restricted stock to other officers vesting annually in equal amounts over three to five years in fiscal 2008. We awarded 120,000 and 605,000 shares of restricted stock to employees in fiscal 2007 and 2006, respectively.

      The 2001 Management Incentive Plan ("MIP") was approved by stockholders originally in fiscal 2002 and covered our Chief Executive Officer ("CEO"). We amended it in fiscal 2006 according to its anti-dilution provisions to increase the number of shares for the January 2006 stock split. We awarded 41,000 shares of restricted stock to our CEO as a bonus for fiscal 2006 subject to performance conditions. Our CEO earned 36,000 shares and forfeited 5,000 shares based on our fiscal 2006 performance. We also awarded 27,000 shares of restricted stock to our CEO in fiscal 2006 as a bonus for fiscal 2005. Shares earned vest annually in equal amounts over four years. No shares were awarded for fiscal 2007. At July 31, 2008, 144,000 shares of our CEO's restricted stock awarded under the MIP were unvested and are scheduled to vest over four years.

      Shares of restricted stock awarded (excluding 435,000 shares awarded in February 2006 and 225,000 shares awarded in fiscal 2008 to executive officers) vest annually in equal amounts over initial periods of three to eight years (seven year average). Shares of restricted stock awarded to executive officers in February 2006 vest when the officer's service terminates, other than upon a non-qualifying termination, after six months (i) after the executive officer attains age 62 or (ii) after August 2026 if earlier (twelve year average).

      We awarded 11,000 restricted stock units under the 2006 Plan to non-employee directors in fiscal 2008 and 19,000 in fiscal 2007. The units vest in one year or earlier upon the sale of the Company or the director's death or disability. Unvested units are subject to forfeiture. Each unit represents the right to receive one share of common stock. Vested units will convert into shares of common stock when the director's service terminates. We also issued 2,000 shares of common stock under the 2006 Plan in fiscal 2008 and 1,500 shares in fiscal 2007 as payment of annual director retainer fees at a director's election. The price of our common stock on the dates we issued these shares was $22.08 in fiscal 2008 and $28.73 in fiscal 2007.

      All unvested shares of restricted stock and the SERP stock units would vest immediately upon the sale of the Company or the employee's death or disability. Unvested shares of restricted stock awarded before fiscal 2007 and the SERP stock units would also vest immediately upon a qualifying employment termination, but only a portion (based on the percentage of the vesting period elapsed) of the shares awarded to executive officers in February 2006 would vest immediately upon a qualifying employment termination. Unvested shares and units would be forfeited upon any other employment termination. Dividends are paid on all unvested shares of restricted stock and on all stock units. The restricted stock agreements and the SERP also allow employees to pay income tax required to be withheld at vesting by surrendering a portion of the shares or units vested.

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

      Stock option activity and related information for fiscal 2008 are summarized below (options and intrinsic value in thousands):

      =========================================================================
                                                    Weighted-Average
                                              ----------------------
                                              Exercise     Remaining  Intrinsic
                                    Options      Price  Term (years)     Value*
      =========================================================================
      Outstanding - August 1, 2007    1,124     $22.60
         Granted                        118      22.67
         Exercised                     (331)     17.83
         Forfeited                      (19)
      -------------------------------------
      Outstanding - July 31, 2008       892     $24.31           2.3       $300
      =========================================================================
      Exercisable - July 31, 2008       490     $24.06           1.6       $200
      =========================================================================
      * number of in-the-money options multiplied by the difference between their average exercise price and the $23.05 closing price of our common stock on July 31, 2008

      The average grant date fair value and exercise price of options granted, and the significant assumptions we used to calculate fair values follow:

      =========================================================================
      Years Ended July 31,                           2008       2007       2006
      =========================================================================
      Average grant date fair value               $  3.62     $ 4.75     $ 6.46
      Average exercise price                        22.67      26.96      28.77
      Average assumptions:
         Expected life of options (years)             3.7        3.7        3.7
         Expected volatility                           23%        22%        25%
         Risk-free interest rate                      3.4%       4.5%       4.6%
         Dividend yield                               2.8%       2.8%       1.5%
      =========================================================================

      Our assumptions for the expected life of options granted were based on our analysis of historical exercise behavior and the simplified method under SAB No.
107. These two methods produced similar results. Our assumptions for expected volatility were based on historical stock prices for periods equal to the options' expected life.

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

      =========================================================================
      Years Ended July 31,                           2008       2007       2006
      =========================================================================
      Options exercised                               331        463        410
      Total intrinsic value *                      $2,490     $4,950     $4,870
      Intrinsic value per option                     7.50      10.70      11.90
      Excess tax benefits realized                    544      1,195      1,384
      =========================================================================
      * options exercised multiplied by the difference between their exercise prices and the closing prices of our common stock on the exercise dates

      Restricted stock activity for fiscal 2008 is summarized below (shares in thousands):

      =========================================================================
                                                               Weighted-Average
                                             Shares       Grant-Date Fair Value
      =========================================================================
      Unvested - August 1, 2007               1,050                      $25.34
         Granted                                293                       26.99
         Vested                                (167)                      22.22
         Forfeited                               --
      ---------------------------------------------
      Unvested - July 31 2008                 1,176                      $26.20
      =========================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

      =========================================================================
      Years Ended July 31,                           2008       2007       2006
      =========================================================================
      Shares vested                                   167        142        109
      Total intrinsic value *                      $3,400     $3,760     $3,140
      Intrinsic value per share                     20.36      26.50      28.80
      (Tax shortfall) excess tax
         benefits realized                            (39)       329        400
      =========================================================================
      * shares vested multiplied by the closing prices of our common stock on the dates vested

      Future compensation expense (before deferral) for stock-based awards unvested at July 31, 2008 and expected to vest, and the average expense recognition periods follow:

      =========================================================================
                                          Expense        Weighted-Average Years
      =========================================================================
      Restricted stock                    $19,100                           5.3
      Stock options                         1,000                           2.4
      Stock units                             700                           1.3
      -------------------------------------------
            Total                         $20,800                           5.0
      =========================================================================

      Total compensation recorded, deferred and included in salaries and other expenses, and tax benefits recorded for stock-based awards follow:

      =========================================================================
      Years Ended July 31,                           2008       2007       2006
      =========================================================================
      Compensation for shares of restricted
      stock and stock units:
      ----------------------
      Total recorded                               $7,249     $5,777     $4,437
      Deferred                                      2,701      2,220      1,835
      -------------------------------------------------------------------------
        Included in salaries and other expenses    $4,548     $3,557     $2,602
      =========================================================================
      Tax benefits recorded                        $1,718     $1,350     $1,003
      =========================================================================

      Compensation for stock options:
      -------------------------------
      Total recorded                               $  717     $1,090     $1,828
      Deferred                                        426        655      1,092
      -------------------------------------------------------------------------
        Included in salaries and other expenses    $  291     $  435     $  736
      =========================================================================
      Tax benefits recorded                        $   56     $   68     $  108
      =========================================================================

      Total stock-based compensation:
      -------------------------------
      Total recorded                               $7,966     $6,867     $6,265
      Deferred                                      3,127      2,875      2,927
      -------------------------------------------------------------------------
        Included in salaries and other expenses    $4,839     $3,992     $3,338
      =========================================================================
      Tax benefits recorded                        $1,774     $1,418     $1,111
      =========================================================================

NOTE 7 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      =========================================================================
      Years Ended July 31,                           2008       2007       2006
      =========================================================================
      Net income                                  $50,084    $50,050    $43,619
      =========================================================================
      Weighted-average common shares
        outstanding (used for basic EPS)           24,454     25,813     25,913
      Effect of dilutive securities:
        Shares of restricted stock and stock
          units                                       339        293        222
        Stock options                                  81        259        346
        Shares issuable from convertible debt          44         16         --
      -------------------------------------------------------------------------
      Adjusted weighted-average common shares
        outstanding (used for diluted EPS)         24,918     26,381     26,481
      =========================================================================
      Net income per common share:
        Diluted                                   $  2.01    $  1.90    $  1.65
        Basic                                        2.05       1.94       1.68
      =========================================================================
      Antidilutive stock options, shares of
        restricted stock and stock units *            878        216        176
      =========================================================================
      * excluded from the calculation because they would have increased diluted EPS

      The convertible debentures lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. When this occurs, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,361,000 (referred to as the treasury stock method). The average price of our common stock exceeded the adjusted conversion price in the three months ended October 31, 2007 and July 31, 2007 resulting in 44,000 dilutive shares for fiscal 2008 and 16,000 for fiscal 2007, respectively.


NOTE 8 - INCOME TAXES

      The provision for income taxes comprised the following:

      =========================================================================
      Years Ended July 31,                           2008       2007       2006
      =========================================================================
      Currently payable:
        Federal                                   $23,976    $21,977    $22,342
        State                                       4,336      3,716      3,845
      -------------------------------------------------------------------------
          Total                                    28,312     25,693     26,187
      Deferred                                      3,210      5,738      1,591
      -------------------------------------------------------------------------
            Provision for income taxes            $31,522    $31,431    $27,778
      =========================================================================

      Net excess tax benefits from stock-based awards reduced income taxes currently payable and increased additional paid-in capital by $505 in fiscal 2008, $1,524 in fiscal 2007 and $1,784 in fiscal 2006.

      Income taxes calculated at statutory federal rates are reconciled to the provision for income taxes as follows:

      =========================================================================
      Years Ended July 31,                           2008       2007       2006
      =========================================================================
      Federal at statutory rates                  $28,562    $28,518    $24,989
      State *                                       2,791      2,664      2,589
      Nondeductible incentive stock
        options expense                                85        175        230
      Deferred tax benefit from Texas
        tax law change *                               --         --       (120)
      Other                                            84         74         90
      -------------------------------------------------------------------------
            Provision for income taxes            $31,522    $31,431    $27,778
      =========================================================================
      * net of federal benefit

      Texas lowered its income tax rate to 1.0% from 4.5% and changed how taxable income is determined in fiscal 2006. These changes reduced our July 31, 2006 deferred income tax liability and our fiscal 2006 provision for income taxes by $120 and lowered our effective tax rate starting in fiscal 2007.

      Deferred income taxes comprised the tax effect of the following temporary differences:

      =========================================================================
      July 31,                                             2008            2007
      =========================================================================
      Deferred tax liabilities:
        Leasing transactions                           $ 16,937        $ 16,743
        Original issue discount on convertible
          debentures                                     16,516          12,074
        Net deferred origination costs and
          nonrefundable fees                              8,150           8,046
        Other                                             1,231           1,847
      -------------------------------------------------------------------------
          Total                                          42,834          38,710
      -------------------------------------------------------------------------
      Deferred tax assets:
        Allowance for credit losses                      (9,490)         (9,159)
        Cumulative expense on unvested shares
          of restricted stock and unvested
          stock units                                    (4,357)         (2,995)
        Unrealized net loss on cash flow hedges
          in accumulated other comprehensive loss        (1,563)             --
        Other                                              (688)           (788)
      -------------------------------------------------------------------------
          Total                                         (16,098)        (12,942)
      -------------------------------------------------------------------------
            Deferred income taxes                      $ 26,736        $ 25,768
      =========================================================================

      The gross liability recorded for unrecognized tax benefits was $1,175 at July 31, 2008 and $1,163 at August 1, 2007, and includes $311 and $195 of interest and penalties, respectively. The entire liability at July 31, 2008, net of $405 of federal income tax benefits on state income taxes, would lower our effective tax rate if recognized. We do not expect these amounts to change significantly in fiscal 2009. We recognized $116 of interest and penalties in fiscal 2008. The change in the gross liability is summarized below:

      =========================================================================
      Year Ended July 31,                                                  2008
      =========================================================================
      Balance - beginning of year                                        $1,163
         Increases from prior year tax positions                            127
         Increases from current year tax positions                           81
         Decreases from prior year tax positions                            (90)
         Reductions from lapsed statute of limitations                     (106)
      -------------------------------------------------------------------------
      Balance - end of year                                              $1,175
      =========================================================================


NOTE 9 - SALARIES AND OTHER EXPENSES

      Salaries and other expenses comprised the following:

      =========================================================================
      Years Ended July 31,                           2008       2007       2006
      =========================================================================
      Salaries and employee benefits             $ 15,180   $ 14,403   $ 13,638
      Other expenses                               12,143     10,542     10,038
      -------------------------------------------------------------------------
         Total                                   $ 27,323   $ 24,945   $ 23,676
      =========================================================================


NOTE 10 - LEASE COMMITMENTS

      We rent office space under leases expiring through fiscal 2013. Minimum future annual rentals due under these operating leases at July 31, 2008 are $1,400 in fiscal 2009, $1,100 in fiscal 2010, $1,100 in fiscal 2011, $500 in fiscal 2012 and $100 in fiscal 2013. Office rent expense was $1,610 in fiscal 2008, $1,607 in fiscal 2007 and $1,605 in fiscal 2006.

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

      We estimate the fair value of our financial instruments; cash, finance receivables (excluding leases), commitments to extend credit under line of credit arrangements, debt and interest rate swaps, as described below.

      Carrying values of cash, commercial paper, bank borrowings and asset securitization borrowings approximated their fair values based on their short-term maturities and floating interest rates. Interest rate swaps were recorded at estimated fair value. Fair value of term notes payable was approximately $652,000 at July 31, 2008 and $718,000 at July 31, 2007, compared to their carrying amounts of $675,000 at July 31, 2008 and $723,250 at July 31, 2007. We calculated fair value based on the notes' cash flows discounted at current market interest rates. Fair value of the $175,000 of 2.0% convertible debentures was $173,700 at July 31, 2008 and $193,700 at July 31, 2007 based on their quoted market price.

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


NOTE 12 - SELECTED QUARTERLY DATA (UNAUDITED)

      =============================================================================
                                                                 Earnings per Share
                                                                 ------------------
                                         Revenues    Net Income    Diluted    Basic
      =============================================================================
      Fiscal 2008, three months ended:
      --------------------------------
        October 31, 2007                  $49,596       $12,666      $0.50    $0.51
        January 31, 2008                   48,708        12,584       0.51     0.52
        April 30, 2008                     46,361        12,692       0.51     0.52
        July 31, 2008                      43,737        12,142       0.49     0.50

      Fiscal 2007, three months ended:
      --------------------------------
        October 31, 2006                  $46,930       $12,230      $0.46    $0.47
        January 31, 2007                   47,383        12,395       0.46     0.47
        April 30, 2007                     47,490        12,710       0.48     0.49
        July 31, 2007                      49,451        12,715       0.50     0.51
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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that affected or are reasonably likely to affect our internal control over financial reporting materially.

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

      Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" (commonly referred to as COSO). Based on its evaluation, our management concluded our internal control over financial reporting was effective at July 31, 2008. The effectiveness of our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 44.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Stockholders
Financial Federal Corporation:


We have audited Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Financial Federal as of July 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2008, and our report dated September 24, 2008 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP


New York, New York
September 24, 2008

Item 9B. Other Information

      We issued a press release on September 24, 2008 reporting our results for the quarter and year ended July 31, 2008. The press release is attached as
Exhibit 99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      We issued a press release on September 24, 2008 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock and authorized a $23.3 million increase in our common stock and convertible debt repurchase program. The press release is attached as Exhibit 99.2. The dividend is payable on October 24, 2008 to stockholders of record at the close of business on October 10, 2008. The dividend rate is the same as the previous quarter.


PART III


Item 10. Directors, Executive Officers and Corporate Governance

      The information required by this Item, other than Executive Officers' biographies in Part I, Item 1 of this report and the information about our code of conduct discussed below, is incorporated herein by reference to the information in the "Section 16(a) Beneficial Ownership Reporting Compliance", "Nominees for Election as Directors", "Corporate Governance and Nominating Committee" and "Audit Committee" sections of our 2008 Definitive Proxy Statement to be filed according to Regulation 14A for our Annual Meeting of Stockholders to be held December 9, 2008.

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


Item 11. Executive Compensation

      The information required by this Item is incorporated herein by reference to the information in the "Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" sections of our 2008 Definitive Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                               Equity Compensation Plan Information
      ====================================================================================
                                                                      Number of securities
                                            Number of                  remaining available
                                           securities      Weighted    for future issuance
                                                to be       average           under equity
                                          issued upon      exercise           compensation
                                          exercise of      price of       plans (excluding
                                          outstanding   outstanding   securities reflected
      Equity compensation plan category   options (a)   options (b)     in column (a)) (c)
      ====================================================================================
      Approved by security holders            891,838        $24.31              2,566,503 (1)
      Not approved by security holders             --            --                     --
      ------------------------------------------------------------------------------------
         Total                                891,838        $24.31              2,566,503
      ====================================================================================

      (1) Comprises 1,891,503 stock options, shares of restricted stock, stock appreciation rights, stock units and common stock issuable under our 2006 Stock Incentive Plan and 675,000 shares of restricted stock issuable under our Amended and Restated 2001 Management Incentive Plan.

      Other information required under this Item is incorporated herein by reference to the information in the "Security Ownership of Certain Beneficial Owners and Management" section of our 2008 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director
         Independence

      The information required by this Item is incorporated herein by reference to the information in the "Related Person Transactions" and "Independent and Non-Management Directors" sections of our 2008 Definitive Proxy Statement.


Item 14. Principal Accounting Fees and Services

      The information required by this Item is incorporated herein by reference to information in the "Principal Accounting Fees and Services" and "Pre-Approval Policy and Procedures" sections of our 2008 Definitive Proxy Statement.


PART IV


Item 15. Exhibits and Financial Statement Schedules

  (a) Documents filed in this report:

      1. INDEX TO FINANCIAL STATEMENTS:
                                                                           Page
                                                                           -----
         Report of Independent Registered Public Accounting Firm           23
         Consolidated Balance Sheets at July 31, 2008 and 2007             24
         Consolidated Income Statements for the fiscal years ended
           July 31, 2008, 2007 and 2006                                    25
         Consolidated Statements of Changes in Stockholders' Equity
           for the fiscal years ended July 31, 2008, 2007 and 2006         26
         Consolidated Statements of Cash Flows for the fiscal years
           ended July 31, 2008, 2007 and 2006                              27
         Notes to Consolidated Financial Statements                        28-42

      2. FINANCIAL STATEMENT SCHEDULES

         All schedules were omitted because the required information is included in the Consolidated Financial Statements or accompanying notes.

      3. EXHIBITS

Exhibit No.    Description of Exhibit
--------------------------------------------------------------------------------
   3.1  (a)   Articles of Incorporation
   3.2  (b)   Certificate of Amendment of Articles of Incorporation dated
              December 9, 1998
   3.3  (c)   Amended and Restated By-laws dated March 5, 2007
   4.1  (d)   Specimen Common Stock Certificate
   4.2  (e)   Purchase Agreement, dated April 5, 2004, between Registrant and
              Banc of America Securities LLC and J.P. Morgan Securities Inc.
              for Registrant's $150 million 2.0% Convertible Senior Debentures due 2034
   4.3  (e)   Indenture, dated as of April 12, 2004, between Registrant and
              Deutsche Bank Trust Company Americas for Registrant's $175 million
              2.0% Convertible Senior Debentures due 2034
   4.4  (e)   Registration Rights Agreement, dated April 12, 2004, between
              Registrant and Banc of America Securities LLC and J.P. Morgan
              Securities Inc. for Registrant's $150 million 2.0% Convertible
              Senior Debentures due 2034
   4.5  (e)   Specimen 2.0% Convertible Senior Debenture due 2034
  10.1  (f)   Form of Commercial Paper Dealer Agreement
 *10.2  (g)   Form of Restricted Stock Agreement dated March 1, 2002 between the
              Registrant and its CEO
 *10.3  (g)   Form of Restricted Stock Agreement between the Registrant and certain senior officers
 *10.4  (h)   Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
 *10.5  (h)   Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
 *10.6  (i)   Restricted Stock Agreement dated October 14, 2004 between the
              Registrant and its CEO
 *10.7  (j)   Restricted Stock Agreement dated September 28, 2005 between the
              Registrant and its CEO

 *10.8  (j)   Restricted Stock Agreement dated November 2, 2005 between the
              Registrant and its CEO
 *10.9  (k)   Amended and Restated 1998 Stock Option/Restricted Stock Plan (as
              amended and restated December 15, 2005)
*10.10  (k)   Amended and Restated Supplemental Retirement Benefit dated
              March 6, 2006 between the Registrant and its CEO (as amended and restated March 6, 2006)
*10.11  (k)   Form of Excise Tax Restoration Agreement between the Registrant and its directors and named executive officers dated March 6, 2006
*10.12  (k)   Form of Indemnity Agreement between the Registrant and its directors and named executive officers dated March 6, 2006
*10.13  (k)   Restricted Stock Agreement dated February 22, 2006 between the
              Registrant and its CEO
*10.14  (k)   Form of Restricted Stock Agreement between the Registrant and certain senior officers
*10.15  (c)   Amended and Restated 2001 Management Incentive Plan
*10.16  (c)   2006 Stock Incentive Plan
*10.17  (c)   2006 Stock Incentive Plan - Form of Stock Grant Agreement for
              Chief Executive Officer
*10.18  (c)   2006 Stock Incentive Plan - Form of Stock Grant Agreement for
              Executive Officers and Non-Employee Directors
*10.19  (c)   2006 Stock Incentive Plan - Form of Incentive Stock Option
              Agreement for Executive Officers
*10.20  (c)   2006 Stock Incentive Plan - Form of Nonstatutory Stock Option
              Agreement for Executive Officers
*10.21  (c)   Amended and Restated 2001 Management Incentive Plan - Form of
              Restricted Stock Agreement
*10.22  (c)   Amended and Restated 2001 Management Incentive Plan - Form of
              Stock Unit Award Agreement
*10.23  (l)   2006 Stock Incentive Plan - Form of Stock Unit Agreement for
              Non-Employee Directors
  12.1   **   Computation of Debt-To-Equity Ratio
  21.1   **   Subsidiaries of the Registrant
  23.1   **   Consent of Independent Registered Public Accounting Firm
  31.1   **   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
  31.2   **   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
  32.1   **   Section 1350 Certification of Chief Executive Officer
  32.2   **   Section 1350 Certification of Chief Financial Officer
  99.1   **   Press release dated September 24, 2007
  99.2   **   Press release dated September 24, 2007


Previously filed with the Securities and Exchange Commission as an exhibit to our:
-----------------------------------------------------------------------------
  (a) Registration Statement on Form S-1 (Registration No. 33-46662) filed May 28, 1992
  (b)    Form 10-Q for the quarter ended January 31, 1999
  (c)    Form 8-K dated December 6, 2006
  (d) Registration Statement on Form S-3 (Registration No. 333-56651) filed June 11, 1998
  (e)    Form 8-K dated April 19, 2004
  (f)    Form 10-K for the fiscal year ended July 31, 1996
  (g)    Form 10-Q for the quarter ended April 30, 2002
  (h)    Form 10-Q for the quarter ended January 31, 2003
  (i)    Form 10-Q for the quarter ended October 31, 2004
  (j)    Form 10-Q for the quarter ended October 31, 2005
  (k)    Form 10-Q for the quarter ended January 31, 2006
  (l)    Form 10-K for the fiscal year ended July 31, 2007

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


                                  September 24, 2008
                                  ------------------
                                  Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Lawrence B. Fisher                                       September 24, 2008
------------------------------------------------------       ------------------
Director                                                     Date


/s/ Michael C. Palitz                                        September 24, 2008
------------------------------------------------------       ------------------
Director                                                     Date


/s/ Leopold Swergold                                         September 24, 2008
------------------------------------------------------       ------------------
Director                                                     Date


/s/ H. E. Timanus, Jr.                                       September 24, 2008
------------------------------------------------------       ------------------
Director                                                     Date


/s/ Michael J. Zimmerman                                     September 24, 2008
------------------------------------------------------       ------------------
Director                                                     Date


/s/ Steven F. Groth                                          September 24, 2008
------------------------------------------------------       ------------------
Senior Vice President and Chief Financial Officer            Date
(Principal Financial Officer)


/s/ David H. Hamm                                            September 24, 2008
------------------------------------------------------       ------------------
Vice President, Controller and Treasurer                     Date
(Principal Accounting Officer)