Form 10-Q
period 2008-10-31
FINANCIAL FEDERAL CORP
filed 2008-12-04
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2008

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from____________to _______

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

The number of shares outstanding of the registrant's common stock on December 1, 2008 was 25,835,442.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2008

                                TABLE OF CONTENTS

Part I - Financial Information                                          Page No.
----------------------------------------------------------------------  --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets at October 31, 2008 (unaudited)
            and July 31, 2008 (audited)                                     1

         Consolidated Income Statements for the three months ended
            October 31, 2008 and 2007 (unaudited)                           2

         Consolidated Statements of Changes in Stockholders' Equity
            for the three months ended October 31, 2008 and 2007
            (unaudited)                                                     3

         Consolidated Statements of Cash Flows for the three months
            ended October 31, 2008 and 2007 (unaudited)                     4

         Notes to Consolidated Financial Statements (unaudited)             5-11

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      12-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        21

Item 4.  Controls and Procedures                                           21

Part II - Other Information
----------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       22

Item 5.  Other Information                                                 22

Item 6.  Exhibits                                                          22

Signatures                                                                 23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

===========================================================================================
                                                          October 31, 2008*   July 31, 2008
===========================================================================================
ASSETS
Finance receivables                                            $ 1,885,488      $ 1,940,792
Allowance for credit losses                                        (24,789)         (24,769)
-------------------------------------------------------------------------------------------
   Finance receivables - net                                     1,860,699        1,916,023
Cash                                                                10,319            8,232
Other assets                                                        20,082           18,613
-------------------------------------------------------------------------------------------
      TOTAL ASSETS                                             $ 1,891,100      $ 1,942,868
===========================================================================================

LIABILITIES
Debt:
   Long-term ($3,200 at October 31, 2008 and $1,400 at
      July 31, 2008 owed to related parties)                   $ 1,173,000      $ 1,189,000
   Short-term                                                      235,000          278,000
Accrued interest, taxes and other liabilities                       57,927           60,996
-------------------------------------------------------------------------------------------
    Total liabilities                                            1,465,927        1,527,996
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                 --               --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 25,839 at October 31, 2008 and 25,673 at
   July 31, 2008                                                    12,919           12,836
Additional paid-in capital                                         141,769          139,490
Retained earnings                                                  272,844          265,026
Accumulated other comprehensive loss                                (2,359)          (2,480)
-------------------------------------------------------------------------------------------
   Total stockholders' equity                                      425,173          414,872
-------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,891,100      $ 1,942,868
===========================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

============================================================================================
Three Months Ended October 31,                                         2008             2007
============================================================================================
Finance income                                                     $ 42,993         $ 49,596
Interest expense                                                     15,386           22,081
--------------------------------------------------------------------------------------------

   Net finance income before provision for credit
      losses on finance receivables                                  27,607           27,515

Provision for credit losses on finance receivables                    1,400              400
--------------------------------------------------------------------------------------------

   Net finance income                                                26,207           27,115

Salaries and other expenses                                           7,169            6,509
--------------------------------------------------------------------------------------------

   Income before provision for income taxes                          19,038           20,606

Provision for income taxes                                            7,359            7,940
--------------------------------------------------------------------------------------------

      NET INCOME                                                   $ 11,679         $ 12,666
============================================================================================

EARNINGS PER COMMON SHARE:
      Diluted                                                      $   0.47         $   0.50
============================================================================================
      Basic                                                        $   0.48         $   0.51
============================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                 ----------------      Paid-In   Retained   Comprehensive
                                 Shares    Amount      Capital   Earnings   (Loss) Income      Total
====================================================================================================
BALANCE - JULY 31, 2007          25,760   $12,880     $129,167   $244,646         $ 1,060   $387,753
Net income                           --        --           --     12,666              --     12,666
Unrealized loss on cash flow
  hedge, after $(372) of tax         --        --           --         --            (588)      (588)
Reclassification of realized
  gain in net income, after
  $(40) of tax                       --        --           --         --             (62)       (62)
                                                                                            --------
    Comprehensive income                                                                      12,016
                                                                                            --------
Stock repurchased (retired)        (423)     (212)      (2,197)    (9,602)             --    (12,011)
Stock plan activity:
  Shares issued                     323       162        1,727         --              --      1,889
  Compensation recognized            --        --        1,914         --              --      1,914
  Excess tax benefits                --        --          243         --              --        243
Common stock cash dividends          --        --           --     (3,888)             --     (3,888)
----------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2007       25,660   $12,830     $130,854   $243,822         $   410   $387,916
====================================================================================================

====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                 ----------------      Paid-In   Retained   Comprehensive
                                 Shares    Amount      Capital   Earnings   (Loss) Income      Total
====================================================================================================
BALANCE - JULY 31, 2008          25,673   $12,836     $139,490   $265,026         $(2,480)  $414,872
Net income                           --        --           --     11,679              --     11,679
Reclassification of realized
  net loss in net income,
  after $76 of tax                   --        --           --         --             121        121
                                                                                            --------
    Comprehensive income                                                                      11,800
                                                                                            --------
Stock repurchased (retired)          (4)       (2)         (81)        --              --        (83)
Stock plan activity:
  Shares issued                     170        85          369         --              --        454
  Compensation recognized            --        --        2,004         --              --      2,004
  Tax shortfall                      --        --          (13)        --              --        (13)
Common stock cash dividends          --        --           --     (3,861)             --     (3,861)
----------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2008       25,839   $12,919     $141,769   $272,844         $(2,359)  $425,173
====================================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

============================================================================================
Three Months Ended October 31,                                         2008             2007
============================================================================================
Cash flows from operating activities:
  Net income                                                     $  11,679         $  12,666
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization of deferred origination costs and fees             4,463             4,220
     Stock-based compensation                                        1,186             1,191
     Provision for credit losses on finance receivables              1,400               400
     Depreciation and amortization                                     382                93
     Decrease in other assets                                          379               679
     (Decrease) increase in accrued interest, taxes and
       other liabilities                                            (3,158)              409
     Tax shortfall (excess tax benefits) from stock-based
       awards                                                           13              (243)
--------------------------------------------------------------------------------------------
         Net cash provided by operating activities                  16,344            19,415
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                  (225,007)         (258,831)
  Finance receivables collected and repossessed assets
    sales proceeds                                                 273,253           258,143
--------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities        48,246              (688)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank borrowings, net increase                                      8,000           477,242
  Commercial paper, net decrease                                   (49,000)         (219,492)
  Repayments of term asset securitization borrowings               (18,000)               --
  Asset securitization borrowings - revolving, net decrease             --          (229,500)
  Repayments of term notes                                              --           (31,250)
  Proceeds from stock option exercises                                 454             1,889
  (Tax shortfall) excess tax benefits from stock-based awards          (13)              243
  Common stock repurchased                                             (83)          (12,011)
  Common stock cash dividends                                       (3,861)           (3,888)
--------------------------------------------------------------------------------------------
         Net cash used in financing activities                     (62,503)          (16,767)
--------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                 2,087             1,960

Cash - beginning of period                                           8,232             5,861
--------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                             $  10,319         $   7,821
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

Basis of Presentation and Principles of Consolidation

      We prepared the accompanying unaudited Consolidated Financial Statements according to the Securities and Exchange Commission's rules and regulations. These rules and regulations permit condensing or omitting certain information and note disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America (GAAP). The July 31, 2008 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. However, we believe the disclosures are sufficient to make the information presented not misleading. These Consolidated Financial Statements and accompanying notes should be read with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three months ended October 31, 2008 may not be indicative of full year results.

Use of Estimates

      GAAP requires us to make significant estimates and assumptions to record the amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets, residual values, income taxes and stock-based compensation. Actual results could differ from these estimates significantly.

New Accounting Standards

      Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" became effective for us on August 1, 2008. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. We did not choose to measure any financial instruments or other items at fair value. The only items we measure at fair value are impaired finance receivables and assets received to satisfy finance receivables (repossessed equipment, included in other assets). We were required to measure these items at fair value before these statements took effect and these statements did not change how we determine their fair value materially. Therefore, these statements did not have a material impact on our consolidated financial statements.

      The FASB issued Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", in June 2008. Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. We have 1,316,000 unvested shares of restricted stock and stock units with nonforfeitable rights to dividends. Based on this amount, our current dividend rate and number of shares of common stock outstanding, we estimate applying this FSP would reduce annual basic earnings per common share by $0.10. This FSP will not affect diluted earnings per share or net income.

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


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      ==================================================================
                                        October 31, 2008   July 31, 2008
      ==================================================================
      Loans:
         Fixed rate                           $1,562,789      $1,592,839
         Floating rate                           162,904         168,793
      ------------------------------------------------------------------
            Total loans                        1,725,693       1,761,632
      Direct financing leases *                  159,795         179,160
      ------------------------------------------------------------------
                Finance receivables           $1,885,488      $1,940,792
      ==================================================================
      * includes residual values of $36,900 at October 31, 2008 and $42,300 at July 31, 2008

      Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused portion of these commitments was $25,300 at October 31, 2008 and $21,600 at July 31, 2008.

      Allowance for credit losses activity is summarized below:

      ==================================================================
      Three Months Ended October 31,                   2008         2007
      ==================================================================
      Allowance - beginning of period              $ 24,769     $ 23,992
         Provision                                    1,400          400
         Write-downs                                 (2,122)        (973)
         Recoveries                                     742          601
      ------------------------------------------------------------------
      Allowance - end of period                    $ 24,789     $ 24,020
      ==================================================================
      Percentage of finance receivables                1.31%        1.13%
      ==================================================================
      Net charge-offs *                            $  1,380     $    372
      ==================================================================
      Loss ratio **                                    0.29%        0.07%
      ==================================================================
      *  write-downs less recoveries
      ** net charge-offs over average finance receivables, annualized

      Non-performing assets comprise impaired finance receivables and assets received to satisfy finance receivables as follows:

      ==================================================================
                                        October 31, 2008   July 31, 2008
      ==================================================================
      Impaired finance receivables              $ 30,704        $ 33,542
      Assets received to satisfy
         finance receivables                      15,215          13,182
      ------------------------------------------------------------------
             Non-performing assets              $ 45,919        $ 46,724
      ==================================================================

      The allowance for credit losses included $900 at October 31, 2008 and July 31, 2008 specifically allocated to $9,600 and $9,400 respectively, of impaired finance receivables. We did not recognize any income in the three months ended October 31, 2008 or 2007 on impaired receivables before collecting our net investment. We repossessed assets to satisfy $15,600 and $1,900 of finance receivables in the three months ended October 31, 2008 and 2007, respectively.

      We recorded $8,900 of impaired finance receivables based on the fair value of the collateral and $8,400 of assets received to satisfy finance receivables at fair value at October 31, 2008. We measured fair value using significant other observable inputs (Level 2); primarily quoted prices in active markets for identical or similar assets adjusted for their condition.


NOTE 3 - DEBT

      Debt is summarized below:

      =========================================================================
                                               October 31, 2008   July 31, 2008
      =========================================================================
      Fixed rate term notes:
         4.31% - 4.60% due 2013                      $   75,000      $   75,000
         4.96% - 5.00% due 2010 - 2011                  275,000         275,000
         5.45% - 5.57% due 2011 - 2014                  325,000         325,000
      -------------------------------------------------------------------------
            Total fixed rate term notes                 675,000         675,000
      2.0% convertible debentures due 2034              175,000         175,000
      Asset securitization borrowings - term            151,000         169,000
      -------------------------------------------------------------------------
               Total term debt                        1,001,000       1,019,000
      Bank borrowings                                   377,000         369,000
      Commercial paper                                   30,000          79,000
      -------------------------------------------------------------------------
                  Total debt                         $1,408,000      $1,467,000
      =========================================================================

Convertible Debentures

      The debentures are due at maturity in April 2034, but we can redeem them anytime starting in April 2009 and debenture holders can require us to repurchase them on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash. The first five-year anniversary is in April 2009. Debenture holders can also convert the debentures before maturity into cash and common stock as discussed below.

      The debentures can only be converted (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch Ratings, Inc. (four levels lower than the current rating) (iii) if we call the debentures or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through October 31, 2008. The market price condition would have been met at October 31, 2008 if the price of our common stock closed above $35.50 for the required period. The closing price of our common stock was $23.15 on October 31, 2008.

      We irrevocably elected (under the debentures' original terms and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding their principal amount, in cash instead of issuing shares of common stock. The value of converted debentures equals the number of convertible shares multiplied by the market value of our common stock. We would only issue shares if the value of converted debentures exceeded their principal amount. Shares of common stock needed to pay any value over principal would equal the difference between the conversion date closing price of our common stock and the conversion price, divided by the conversion date closing price and multiplied by the number of convertible shares. There were 6,409,000 convertible (but not issuable) shares, the adjusted conversion price was $27.31 per share and the adjusted conversion rate was 36.62 shares for each $1 (one thousand) of principal at October 31, 2008.

      The conversion rate and number of convertible shares increased and the conversion price decreased in the three months ended October 31, 2008 because we paid cash dividends on our common stock. The conversion rate, conversion price and number of convertible shares were 36.35, $27.51 and 6,361,000, respectively at July 31, 2008. Future cash dividends will cause additional conversion rate and convertible shares increases and conversion price decreases.

      We purchased $10,000 of the debentures in the open market in November 2008 for $9,215 resulting in a $785 gain.

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

      The $325,000 facility provides for committed revolving financing through April 2009 and we can then convert borrowings outstanding into term debt if it is not renewed. The full amount of the facility was available for us to borrow at October 31, 2008. We are repaying the remaining $151,000 of term debt monthly from collections of securitized receivables. The repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under the facility. Borrowing under the facility, or converting the facility into term debt upon nonrenewal, would increase the monthly repayment amounts. The term debt would be repaid substantially in three years based on these amounts at October 31, 2008.

      Finance receivables included $330,000 of securitized receivables at October 31, 2008 and $410,000 at July 31, 2008. Our major operating subsidiary's debt agreements limit securitized receivables to 40% of its total receivables. Therefore, we could securitize an additional $420,000 of receivables at October 31, 2008.

      Borrowings under the facility and the term debt combined are limited to 94% of eligible securitized receivables and are without recourse. Securitized receivables classified as impaired or with terms outside of defined limits are ineligible to be borrowed against. The facility also restricts the amount of net charge-offs of securitized receivables and the amount of delinquent securitized receivables. The facility would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

Bank Borrowings

      We have $480,000 of committed unsecured revolving credit facilities from ten banks with $40,000 expiring within one year and $440,000 expiring between February 2010 and February 2013, and $103,000 of these facilities was unused at October 31, 2008. Borrowings under these facilities can mature between 1 and 270 days and their interest rates are based on domestic money market rates or LIBOR. Borrowings outstanding at October 31, 2008 matured in November 2008, were reborrowed and remain outstanding. We incur a fee on the unused portion of the facilities. We renewed a $30,000 two-year facility for another two years in September 2008.

Other

      Our major operating subsidiary's debt agreements have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We were in compliance with all debt covenants and restrictions at October 31, 2008. None of the agreements have a material adverse change clause and all of our debt is senior.

      Long-term debt comprised the following:

      =========================================================================
                                             October 31, 2008     July 31, 2008
      =========================================================================
      Term notes                                   $  675,000        $  675,000
      Bank borrowings and commercial paper
        supported by bank credit facilities
        expiring after one year                       407,000           410,000
      Asset securitization borrowings - term           91,000           104,000
      -------------------------------------------------------------------------
               Total long-term debt                $1,173,000        $1,189,000
      =========================================================================


NOTE 4 - STOCKHOLDERS' EQUITY

      We increased the size of our common stock and convertible debt repurchase program by $23,251 to $50,000 in September 2008, and $49,917 remained available at October 31, 2008 and $40,702 remained available after the November 2008 purchase of convertible debentures. We established the program in fiscal 2008 and it does not have a set expiration.

NOTE 5 - STOCK PLANS

      We have two stockholder approved stock plans; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 shares of restricted stock, non-qualified or incentive stock options, stock appreciation rights, stock units and common stock to officers, other employees and directors with annual participant limits, and expires in December 2016. Awards may be performance-based. The exercise price of stock options cannot be less than the fair market value of our common stock when granted and their term is limited to ten years. There were 1,787,000 shares available for future grants under the 2006 Plan at October 31, 2008. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and performance-based cash or stock bonuses to be awarded to our CEO and other selected officers. The Amended MIP expires in December 2011. There were 625,000 shares available for future grants under the Amended MIP at October 31, 2008.

      We also have a Supplemental Retirement Benefit ("SERP") for our CEO. We awarded 150,000 stock units in fiscal 2002 vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires after attaining age 62. There were 113,000 units vested at October 31, 2008.

      In October 2008, we awarded 100,000 shares of performance-based restricted stock to executive officers under the 2006 Plan vesting 25% after two, three, four and five years, and 50,000 shares of performance-based restricted stock to our CEO under the Amended MIP vesting in October 2013. These shares would be forfeited if the performance condition, based on diluted earnings per share for fiscal 2009, is not met. We also granted 5,000 non-qualified stock options to employees with a five-year term vesting 25% after one, two, three and four years.

      Shares of restricted stock, stock options and stock units are the only incentive compensation we provide (other than a cash bonus for the CEO) and we believe these stock-based awards further align employees' and directors' interests with those of our stockholders. We do not have a policy to repurchase shares in the open market, and we issue new shares when we award shares of restricted stock or when options are exercised.

      Restricted stock activity for the three months ended October 31, 2008 is summarized below (shares in thousands):

      ====================================================================
                                                          Weighted-Average
                                      Shares         Grant-Date Fair Value
      ====================================================================
      Unvested - August 1, 2008        1,176                        $26.20
         Granted                         150                         19.64
         Vested                          (10)                        25.95
      --------------------------------------
      Unvested - October 31, 2008      1,316                        $25.45
      ====================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

      ====================================================================
      Three Months Ended October 31,                        2008      2007
      ====================================================================
      Number of shares vested                                 10        10
      Total intrinsic value *                             $  234    $  279
      Intrinsic value per share                            23.40     27.86
      (Tax shortfall) excess tax benefits realized            (6)       20
      ====================================================================
      * shares vested multiplied by the closing prices of our common stock on the dates vested

      Stock option activity and related information for the three months ended October 31, 2008 are summarized below (options and intrinsic value in thousands):

      =========================================================================
                                                    Weighted-Average
                                              ----------------------
                                              Exercise     Remaining  Intrinsic
                                    Options      Price  Term (years)     Value*
      =========================================================================
      Outstanding - August 1, 2008      892     $24.31
         Granted                          5      23.77
         Exercised                      (20)     22.63
      -------------------------------------
      Outstanding - October 31, 2008    877     $24.35           2.0       $400
      =========================================================================
      Exercisable - October 31, 2008    474     $24.11           1.4       $200
      =========================================================================
      * number of in-the-money options multiplied by the difference between their average exercise price and the $23.15 closing price of our common stock on October 31, 2008

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

      ====================================================================
      Three Months Ended October 31,                        2008      2007
      ====================================================================
      Number of options exercised                             20        98
      Total intrinsic value *                              $  49    $1,000
      Intrinsic value per option                            2.45     10.20
      (Tax shortfall) excess tax benefits realized            (7)      223
      ====================================================================
      * options exercised multiplied by the difference between their exercise prices and the closing prices of our common stock on the exercise dates

      Future compensation expense (before deferral) for stock-based awards unvested at October 31, 2008 and expected to vest, and the average expense recognition periods follow:

      ====================================================================
                                    Expense         Weighted-Average Years
      ====================================================================
      Restricted stock              $20,300                            5.1
      Stock options                     900                            2.2
      Stock units                       600                            1.1
      -------------------------------------
               Total                $21,800                            4.9
      ====================================================================

      Compensation recorded, deferred, included in salaries and other expenses, and tax benefits recorded for stock-based awards follow:

      ====================================================================
      Three Months Ended October 31,                        2008      2007
      ====================================================================
      Total stock-based compensation                      $2,004    $1,914
      Deferred stock-based compensation                      818       723
      --------------------------------------------------------------------
         Net stock-based compensation in
           salaries and other expenses                    $1,186    $1,191
      ====================================================================
      Tax benefits                                        $  446    $  436
      ====================================================================

NOTE 6 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      ====================================================================
      Three Months Ended October 31,                      2008        2007
      ====================================================================
      Net income                                       $11,679     $12,666
      ====================================================================
      Weighted-average common shares outstanding
         (used for basic EPS)                           24,564      24,681
      Effect of dilutive securities:
         Shares of restricted stock and stock units        411         389
         Stock options                                      13         184
         Shares issuable from convertible debt              --         175
      --------------------------------------------------------------------
      Adjusted weighted-average common shares
         outstanding (used for diluted EPS)             24,988      25,429
      ====================================================================
      Net income per common share:
         Diluted                                       $  0.47     $  0.50
      ====================================================================
         Basic                                         $  0.48     $  0.51
      ====================================================================
      Antidilutive shares of restricted stock,
         stock units and stock options *                   432         257
      ====================================================================
      * excluded from the calculation because they would have increased diluted EPS

      The convertible debentures lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. When this occurs, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 6,409,000 (referred to as the treasury stock method). The average price of our common stock exceeded the adjusted conversion price in the three months ended October 31, 2007 resulting in 175,000 dilutive shares.

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

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms between two and five years and require monthly payments. The average transaction size is approximately $250,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend. Therefore, liquidity (money currently available for us to borrow) is very important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 75% of our finance receivables were funded with debt at October 31, 2008.

      Our main areas of focus are (i) asset quality (ii) liquidity (iii) net interest spread (the difference between the rates we earn on our receivables and the rates we incur on our debt) and (iv) interest rate risk. Changes in the asset quality of our finance receivables can affect our profitability significantly. Finance income, provisions for credit losses and operating expenses can be affected by reclassifying receivables to or from impaired status, incurring write-downs and incurring costs associated with non-performing assets. Changes in market interest rates can also affect our profitability significantly because interest rates on our finance receivables were 91% fixed and 9% floating, and interest rates on our debt were 60% fixed and 40% floating at October 31, 2008. We use various strategies to manage our credit risk and interest rate risk. Each of these four areas is integral to our long-term profitability and we discuss them in detail in separate sections of this discussion.

      Our key operating statistics are net charge-offs, loss ratio, non-performing assets, delinquencies, leverage, available liquidity, receivables growth, return on equity, net interest margin and net interest spread, and expense and efficiency ratios.

Significant events

      The crisis in credit markets that began more than one year ago worsened considerably during our first quarter of fiscal 2009 causing credit markets to nearly collapse and causing a spike in short-term LIBOR rates (the base rates for most of our floating rate debt). It is now even more difficult and expensive for finance companies to obtain or renew financing. Banks and other lenders, including all of our funding sources, are either reluctant or unable to provide, or are charging prohibitively high credit spreads, on new financing. Credit spread is the percentage amount lenders charge above a base market interest rate. Our cost of debt will increase considerably as we obtain or renew financing if credit spreads persist at these levels.

      The Federal Reserve, United States Treasury Department and FDIC have taken unprecedented, drastic steps to address the crisis including lowering the target Federal Funds Rate nine times since September 2007 by a total of 425 basis points (4.25%) to only 1.00%. This includes two decreases totaling 100 basis points during this quarter. They also implemented programs to inject liquidity into and restore confidence in credit markets and to encourage financial institutions to lend. The U.S. Treasury has made $250.0 billion available to invest in select financial institutions, the FDIC is guaranteeing for three years the debt issued by FDIC insured banks with terms greater than thirty days issued through June 30, 2009, and the Federal Reserve is purchasing three-month commercial paper issued by companies with an A-1/P-1/F1 credit rating through April 30, 2009. We are not eligible to participate in these programs because we are not a bank holding company and our commercial paper is rated F2.

      Our available liquidity has increased by $158.0 million during the crisis to $398.0 million at October 31, 2008 from $240.0 million July 31, 2007. The increase is from the combination of significantly lower receivable originations, strong operating cash flows and the following transactions. We partially renewed our $425.0 million asset securitization facility for another year in April 2008. Two of the four banks in the facility increased their $225.0 million combined commitment by $100.0 million and we converted the $200.0 million borrowed from the other two banks into amortizing term debt. We renewed a $25.0 million bank credit facility in March 2008 and a $30.0 million bank credit facility in September 2008. We also converted $75.0 million of bank credit facilities into five-year fixed rate term loans with a 4.43% average rate and we extended the term of a $15.0 million bank credit facility with no change in credit spread in

February 2008. Based on our amount of available liquidity, the maturity and expiration dates of our debt and credit facilities (including the expected repayment of our convertible debentures in April 2009) and receivable originations continuing at recent levels, we do not anticipate a need for any financing until the third quarter of fiscal 2010. Our liquidity and debt are discussed in the Liquidity and Capital resources section.

      In addition, our cost of debt has declined during the crisis because (i) short-term market interest rates decreased significantly (ii) the relatively small amount of expiring credit facilities and maturing debt limited the impact of higher credit spreads and (iii) we have $480.0 million of low-cost committed bank credit facilities with no borrowing restrictions. Our cost of debt was 4.26% this quarter compared to 5.35% in the fourth quarter of fiscal 2007 (the last quarter before the crisis started), although the spike in LIBOR rates this quarter caused our cost of debt to increase by 12 basis points (0.12%) over the prior quarter (the fourth quarter of fiscal 2008). We expect our cost of debt to decline in the second quarter of fiscal 2009 because short-term market interest rates have been significantly lower since the end of October 2008. Our cost of debt is discussed in the Market Interest Rate Risk and Sensitivity section.

      Maintaining conservative leverage and ample liquidity, having multi-year committed bank credit facilities and term debt with staggered maturities, and our approach to managing credit risk on our finance receivables (as discussed in the Finance Receivables and Asset Quality section) have been integral to our success during this difficult period.


Critical Accounting Policies and Estimates

      Applying accounting principles generally accepted in the United States requires judgment, assumptions and estimates to record the amounts in the Consolidated Financial Statements and accompanying notes. We describe the significant accounting policies and methods we use to prepare the Consolidated Financial Statements in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are discussed below.

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, impaired and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. We would need to record a $1.9 million provision for each 0.10% required increase in the allowance. The allowance was $24.8 million (1.31% of finance receivables) at October 31, 2008 including $0.9 million specifically allocated to impaired receivables.

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

Non-Performing Assets

      We record impaired finance receivables and repossessed equipment (assets received to satisfy receivables) at their current estimated fair value (if less than their carrying amount). We estimate fair value of these non-performing assets by evaluating the market value and condition of the collateral or assets and the expected cash flows of impaired receivables. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Non-performing assets totaled $45.9 million (2.4% of finance receivables) at October 31, 2008.

Residual Values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $36.9 million (2.0% of finance receivables) at October 31, 2008. Historically, we have realized the recorded residual value on disposition.

Income Taxes

      We record a liability for uncertain income tax positions by (i) identifying the uncertain tax positions we take on our income tax returns (ii) determining if these positions would more likely than not be allowed by a taxing authority and (iii) estimating the amount of tax benefit to record if these tax positions pass the more-likely-than-not test. Therefore, we record a liability for tax benefits from positions failing the test and from positions where the full amount of the tax benefits are not expected to be realized. Identifying uncertain tax positions, determining if they pass the test and determining the liability to record requires significant judgment because tax laws are complicated and subject to interpretation, and because we have to assess the likely outcome of hypothetical challenges to these positions by taxing authorities. Actual outcomes of these uncertain tax positions differing from our assessments significantly and taxing authorities examining positions we did not consider uncertain could require us to record additional income tax expense including interest and penalties on any underpayment of tax. This would lower net income. The gross liability recorded for uncertain tax positions was $1.2 million at July 31, 2008 and we do not expect this amount to change significantly during the remainder of fiscal 2009.

Stock-Based Compensation

      We record compensation expense only for stock-based awards expected to vest. Therefore, we must estimate expected forfeitures of stock awards. This requires significant judgment and an analysis of historical data. We may have to increase compensation expense for stock awards if actual forfeitures differ from our estimates significantly.


Results of Operations

Comparison of three months ended October 31, 2008 to three months ended October 31, 2007

      ========================================================================
                                      Three Months Ended
                                             October 31,
      ($ in millions, except per      ------------------
      share amounts)                      2008      2007   $ Change   % Change
      ========================================================================
      Finance income                     $43.0     $49.6     $ (6.6)       (13)%
      Interest expense                    15.4      22.1       (6.7)       (30)
        Net finance income before
         provision for credit losses      27.6      27.5        0.1         --
      Provision for credit losses          1.4       0.4        1.0        250
      Salaries and other expenses          7.2       6.5        0.7         10
      Provision for income taxes           7.3       7.9       (0.6)        (7)
        Net income                        11.7      12.7       (1.0)        (8)

      Diluted earnings per share          0.47      0.50      (0.03)        (6)
      Basic earnings per share            0.48      0.51      (0.03)        (6)

      Return on equity                    11.0%     13.0%
      ========================================================================

      Net income decreased by 8% to $11.7 million in the first quarter of fiscal 2009 from $12.7 million in the first quarter of fiscal 2008 because the effects of the 10% decrease in average receivables and higher non-performing assets exceeded the effects of lower short-term market interest rates.

      Finance income decreased by 13% to $43.0 million in the first quarter of fiscal 2009 from $49.6 million in the first quarter of fiscal 2008 because (i) average finance receivables decreased 10% ($209.0 million) to $1.92 billion from

$2.13 billion (ii) the yield on finance receivables declined to 8.89% from 9.28% mostly due to the prime rate averaging 300 basis points (3.00%) lower and, to a lesser extent, (iii) non-accrual (impaired) receivables were higher. Changes in the prime rate affect the yield on receivables because 9% of our receivables are floating rate and indexed to prime.

      Interest expense (incurred on debt used to fund finance receivables) decreased by 30% to $15.4 million in the first quarter of fiscal 2009 from $22.1 million in the first quarter of fiscal 2008 because our cost of debt declined to 4.26% from 5.33% and our average debt decreased 13% ($216.0 million). Lower short-term market interest rates caused the decline in our cost of debt because the interest rates on 40% of our debt were indexed to short-term market interest rates. This is discussed in the Market Interest Rate Risk and Sensitivity section.

      Net finance income before provision for credit losses on finance receivables was $27.6 million in the first quarter of fiscal 2009 and $27.5 million in the first quarter of fiscal 2008. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) increased to 5.71% from 5.15% because of lower short-term market interest rates.

      The provision for credit losses on finance receivables was $1.4 million in the first quarter of fiscal 2009 and $0.4 million in the first quarter of fiscal 2008. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. Net charge-offs (write-downs of finance receivables less recoveries) increased to $1.4 million in the first quarter of fiscal 2009 from $0.4 million in the first quarter of fiscal 2008, and the loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) increased to 0.29% from 0.07%. Net charge-offs have been increasing because of higher non-performing assets. The allowance and net charge-offs are discussed further in the Finance Receivables and Asset Quality section.

      Salaries and other expenses increased by 10% to $7.2 million in the first quarter of fiscal 2009 from $6.5 million in the first quarter of fiscal 2008 because of higher non-performing assets costs. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) worsened to 1.48% from 1.22% because expenses increased and receivables decreased. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) worsened to 26.0% from 23.7% because the percentage increase in expenses exceeded the percentage increase in net finance income before provision for credit losses.

      Diluted earnings per share decreased by 6% to $0.47 per share in the first quarter of fiscal 2009 from $0.50 per share in the first quarter of fiscal 2008, and basic earnings per share decreased by 6% to $0.48 per share from $0.51 per share. The percentage decreases in diluted and basic earnings per share were lower than the percentage decrease in net income because of prior stock repurchases.


Finance Receivables and Asset Quality

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction of future net charge-offs and non-performing assets.

      ========================================================================
                                   October 31,   July 31,
      ($ in millions)                   2008 *     2008 *  $ Change   % Change
      ========================================================================
      Finance receivables             $1,885.5    $1,940.8   $(55.3)        (3)%
      Allowance for credit losses         24.8        24.8       --         --
      Non-performing assets               45.9        46.7     (0.8)        (2)
      Delinquent finance receivables      22.4        22.9     (0.5)        (2)
      Net charge-offs                      1.4         1.2      0.2         14

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses         1.31%       1.28%
      Non-performing assets               2.44        2.41
      Delinquent finance receivables      1.19        1.18
      Net charge-offs (annualized)        0.29        0.24
      ========================================================================
      *  as of and for the quarter ended

      Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 92% ($1.73 billion) of finance receivables and leases were 8% ($160 million) at October 31, 2008. Finance receivables decreased $55.3 million or 3% in the first quarter of fiscal 2009 because of lower originations and, to a lesser extent, higher repossessions.

      We originated $225.0 million of finance receivables in the first quarter of fiscal 2009 and $259.0 million in the first quarter of fiscal 2008. Originations decreased because of recessionary economic conditions and because we are being more selective in approving transactions. We collected $273.0 million of finance receivables and repossessions in the first quarter of fiscal 2009 and $258.0 million in the first quarter of fiscal 2008. Collections increased because of higher repossessions activity. Repossessions typically increase during recessionary economic times.

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

      Our underwriting policies also limit our credit exposure with any customer. The limit was $46.0 million at October 31, 2008. Our ten largest customers accounted for 6.5% ($124.0 million) of total finance receivables at October 31, 2008 and 6.4% ($125.0 million) at July 31, 2008.

      Our allowance for credit losses was $24.8 million at October 31, 2008 and July 31, 2008, and the allowance level increased to 1.31% of finance receivables from 1.28%. The allowance is our estimate of losses inherent in our finance receivables. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors.

      Net charge-offs of finance receivables (write-downs less recoveries) were $1.4 million in the first quarter of fiscal 2009 compared to $1.2 million in the fourth quarter of fiscal 2008 and the loss ratios were 0.29% and 0.24%. Net charge-offs have been increasing because the slowing economy and construction and transportation industries are reducing our customers' cash flows and collateral values.

      The net investments in impaired finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
                                         October 31,     July 31,   October 31,
                                                2008         2008          2007
      =========================================================================
      Impaired finance receivables *           $30.7        $33.5         $25.9
      Repossessed equipment                     15.2         13.2           2.1
      -------------------------------------------------------------------------
         Total non-performing assets           $45.9        $46.7         $28.0
      =========================================================================
      Delinquent finance receivables           $22.4        $22.9         $15.6
      =========================================================================
      Impaired finance receivables
         not delinquent                           47%          52%           55%
      =========================================================================
      * before specifically allocated allowance of $0.9 million at October 31, 2008, $0.9 million at July 31, 2008 and $0.4 million at October 31, 2007

      We expect the trend of increases in net charge-offs, delinquent and impaired receivables and repossessed equipment to continue because of deteriorating economic and credit market conditions. This could require us to record higher provisions for credit losses.

Liquidity and Capital Resources

      We describe our need for raising capital (debt and equity), our need to maintain a substantial amount of liquidity (money currently available for us to borrow), our approach to managing liquidity and our current funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity, credit ratings and debt diversification. Our leverage is low for a finance company, we have ample liquidity available, we have been successful in issuing debt and our debt is diversified with maturities staggered over five years. We believe our liquidity sources are diversified, and we are not dependent on any funding source or provider.

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely, we diversify our funding sources and we stagger our debt maturities. Funding sources usually available to us include operating cash flow, private and public issuances of term debt, committed unsecured revolving bank credit facilities, conduit and term securitizations of finance receivables, secured term financings, dealer placed and direct issued commercial paper and sales of common and preferred equity. The external funding sources may not be available to us currently or may only be available at unfavorable terms because of conditions in credit markets. However, we have $398.0 million available to borrow under our committed revolving bank credit and asset securitization facilities (after subtracting commercial paper outstanding) at October 31, 2008. Therefore, we do not have a current need for additional financing.

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

      Debt decreased by 4% ($59.0 million) to $1.41 billion from $1.47 billion during the first quarter of fiscal 2009 and stockholders' equity increased by 2% ($10.3 million) to $425.2 million from $414.9 million. Therefore, leverage (debt-to-equity ratio) decreased to 3.3 at October 31, 2008 from 3.5 at July 31, 2008. Our leverage is low for a finance company allowing for substantial asset growth and equity repurchases.

      Debt comprised the following ($ in millions):

      =========================================================================
                                       October 31, 2008           July 31, 2008
                                     ------------------      ------------------
                                       Amount   Percent        Amount   Percent
      =========================================================================
      Term notes                     $  675.0        48%     $  675.0        46%
      Bank borrowings                   377.0        27         369.0        25
      Convertible debentures            175.0        12         175.0        12
      Asset securitization
         borrowings - term              151.0        11         169.0        12
      Commercial paper                   30.0         2          79.0         5
      -------------------------------------------------------------------------
            Total debt               $1,408.0       100%     $1,467.0       100%
      =========================================================================

Term Notes

      The term notes were issued between fiscal 2003 and 2008. They are five and seven year fixed rate notes with principal due at maturity between April 2010 and April 2014. Their average maturity was 2.7 years at October 31, 2008. Interest is payable semiannually.

Bank Credit Facilities

      We have $480.0 million of committed unsecured revolving credit facilities from ten banks and $103.0 million was unused and available to borrow at October 31, 2008. This includes $455.0 million of facilities with original terms ranging from two to five years and a $25.0 million facility with a one year original term. The multi-year facilities have an average remaining term of 2.8 years and expire between February 2010 and February 2013. These facilities range from $15.0 million to $110.0 million. Borrowings under these facilities can mature between 1 and 270 days. Borrowings outstanding at October 31, 2008 matured in November 2008, were reborrowed and remain outstanding. We borrow amounts usually for one day, and also for one week or one month depending on interest rates, and roll the borrowings over when they mature depending on whether we issue or repay other debt.

      These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility immediately. None of the facilities are for commercial paper back-up only and the facilities do not have usage fees. These facilities may be renewed, extended or increased before they expire. We renewed a $30.0 million two-year facility for another two years in September 2008.

Convertible Debentures

      We issued the convertible debentures in April 2004. They are due at maturity in April 2034, but we can redeem (call) them anytime starting in April 2009 and debenture holders can require us to repurchase (put) them on each five-year anniversary of issuance or when a specified corporate transaction occurs by paying the principal amount in cash. Debenture holders can also convert the debentures before maturity into cash and common stock as discussed below.

      The debentures can only be converted (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) if the debentures are rated 'BB' or lower by Fitch (four levels lower than the current rating) (iii) if we call the debentures or (iv) if a specified corporate transaction occurs. No event allowing for the debentures to be converted has occurred through October 31, 2008. The market price condition would have been met at October 31, 2008 if the price of our common stock closed above $35.50 for the required period. The closing price of our common stock was $23.15 on October 31, 2008. Therefore, it is highly unlikely the debentures will be converted before the April 2009 put date.

      Based on the recent price range of our common stock and current credit market conditions, it is likely holders will exercise their put option in April 2009 requiring us to repay the debentures with cash. We also purchased $10.0 million of the debentures in the open market in November 2008 for $9.2 million. Repaying the debentures in April 2009 and repurchasing them in the open market will reduce our available liquidity by the amounts paid plus another $17.0 million for the payment of related deferred income taxes.

      We irrevocably elected (under the debentures' original terms and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding their principal amount, in cash instead of issuing shares of common stock. The value of converted debentures equals the number of convertible shares multiplied by the market value of our common stock. We would only issue shares if the value of converted debentures exceeded their principal amount. Shares of common stock needed to pay any value over principal would equal the difference between the conversion date closing price of our common stock and the conversion price, divided by the conversion date closing price and multiplied by the number of convertible shares. There were 6.4 million convertible (but not issuable) shares, the adjusted conversion price was $27.31 per share and the adjusted conversion rate was 36.62 shares for each $1,000 of principal at October 31, 2008. The conversion rate and number of convertible shares increase and the conversion price decreases when we declare dividends on our common stock. The additional number of convertible shares from paying dividends on our common stock (0.5 million through October 31, 2008) will have no effect on the amount we would pay in April 2009 if holders exercise their put option on the debentures for their principal amount.

Asset Securitization Financings

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

      The $325.0 million facility provides for committed revolving financing through April 2009 and we can then convert borrowings outstanding into term debt if it is not renewed. The full amount of the facility was available for us to borrow at October 31, 2008. We are repaying the remaining $151.0 million of term debt monthly from collections of securitized receivables. The repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under the facility. Borrowing under the facility, or converting the facility into term debt upon nonrenewal, would increase the monthly repayment amounts. The term debt would be substantially repaid in three years based on these amounts at October 31, 2008.

      Finance receivables included $330.0 million of securitized receivables at October 31, 2008 and $410.0 million at July 31, 2008. Our major operating subsidiary's debt agreements limit securitized receivables to 40% of its total receivables. Therefore, we could securitize an additional $420.0 million of receivables at October 31, 2008.

      Borrowings under the facility and the term debt combined are limited to 94% of eligible securitized receivables and are without recourse. Securitized receivables classified as impaired or with terms outside of defined limits, are ineligible to be borrowed against. The facility also restricts the amount of net charge-offs of securitized receivables and the amount of delinquent securitized receivables. The facility would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

Commercial Paper

      We issue commercial paper direct and through a $500.0 million program with maturities between 1 and 270 days. The amount of commercial paper we could issue is limited to the unused amount of our committed credit facilities ($428.0 million at October 31, 2008).

      Deteriorating credit market conditions have further decreased demand for and increased credit spreads on commercial paper and we have not issued any commercial paper under our program since September 2008. As a result, our commercial paper decreased from $79.0 million to $30.0 million during the quarter and was repaid from operating cash flows and bank borrowings.

Stockholders' Equity

      We increased the size of our common stock and convertible debt repurchase program by $23.3 million to $50.0 million in September 2008, and $49.9 million remained available at October 31, 2008. We established the program in fiscal 2008 and it does not have a set expiration. Repurchases are discretionary and contingent upon many conditions.

      We paid $3.9 million of cash dividends and we received $0.1 million from stock option exercises in the first quarter of fiscal 2009.


Market Interest Rate Risk and Sensitivity

      We discuss how changes in market interest rates and credit spreads affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

      ================================================================
      Three Months Ended October 31,                  2008        2007
      ================================================================
      Net yield of finance receivables                8.89%       9.28%
      Cost of debt                                    4.26        5.33
      ----------------------------------------------------------------
         Net interest spread                          4.63%       3.95%
      ================================================================

      Our net interest spread was 0.68% (68 basis points) higher in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 because decreases in market interest since the first quarter of fiscal 2008 lowered our cost of debt more than the net yield on our finance receivables as explained below. Short-term market interest rates declined significantly because the Federal Reserve has lowered its target Federal Funds Rate 425 basis points (4.25%) in response to credit market and economic conditions. Short-term LIBOR rates have declined on average 300 basis points (3.00%) with overnight LIBOR declining 500 basis points to 0.41% at October 31, 2008. Interest rates on most of our floating rate debt are indexed to short-term LIBOR rates. This is the primary reason our cost of debt declined by 107 basis points (1.07%). Decreases in short-term market interest rates also lowered the net yield because the rates on our floating rate receivables are indexed to the prime rate. The prime rate also declined 425 basis points. Long-term market interest rates also decreased significantly. Lower long-term market interest rates would normally decrease the cost of new fixed-rate term debt and also result in lower yields on finance receivable originations, but these effects have been largely offset by significantly higher credit spreads.

      Our net interest spread is sensitive to changes in short-term and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread and decreases in short-term rates increase it (this is occurring currently) because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 40% of our debt is floating rate compared to floating rate receivables of only 9%.

      Our net interest spread is also affected by credit spreads. Changes in credit spreads affect the yield on our receivables when originated and the cost of our debt when issued. Credit spreads have increased significantly since the crisis in credit markets began.

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

      Our income is subject to the risk of rising short-term market interest rates and a flat or inverted yield curve because floating rate debt exceeded floating rate receivables by $395.1 million at October 31, 2008 (see the table below). The terms and prepayment experience of fixed rate receivables mitigate this risk. Receivables are collected monthly over short periods of two to five years with $655.0 million (38%) of fixed rate receivables scheduled to be collected in one year at October 31, 2008 and the average remaining life of fixed rate receivables excluding prepayments is approximately twenty months. Historically, annual collections have exceeded 50% of average receivables. We do not match the maturities of our debt to our receivables.

      We monitor and manage our exposure to potential adverse changes in market interest rates with derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives. We had no derivatives outstanding during the first quarter of fiscal 2009.

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce quarterly net income by approximately $0.4 million at October 31, 2008 based on scheduled repricings of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $0.7 million excluding the effect on the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt is lower than fixed rate debt. Actual future changes in market interest rates and the effects on net income may differ from these amounts materially. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation. These hypothetical reductions of net income at October 31, 2007 were $0.7 million and $1.1 million excluding the effects on the yield of new receivables. The impact of this hypothetical increase in rates was lower in the first quarter of fiscal 2009 because our floating rate debt declined to $558.0 million from $905.0 million in the first quarter of fiscal 2008.

      The fixed and floating rate amounts and percentages of our receivables and capital at October 31, 2008 follow ($ in millions):

      ==========================================================================
                                         Fixed Rate     Floating Rate
                                  -----------------   ---------------
                                    Amount  Percent   Amount  Percent      Total
      ==========================================================================
      Finance receivables         $1,722.6       91%  $162.9        9%  $1,885.5
      ==========================================================================

      Debt                        $  850.0       60%  $558.0       40%  $1,408.0
      Stockholders' equity           425.2      100       --       --      425.2
      --------------------------------------------------------------------------
         Total debt and equity    $1,275.2       70%  $558.0       30%  $1,833.2
      ==========================================================================

      The fixed and floating rate amounts and percentages of our receivables and capital at July 31, 2008 follow ($ in millions):

      ==========================================================================
                                         Fixed Rate     Floating Rate
                                  -----------------   ---------------
                                    Amount  Percent   Amount  Percent      Total
      ==========================================================================
      Finance receivables         $1,772.0       91%  $168.8        9%  $1,940.8
      ==========================================================================

      Debt                        $  850.0       58%  $617.0       42%  $1,467.0
      Stockholders' equity           414.9      100        -        -      414.9
      --------------------------------------------------------------------------
         Total debt and equity    $1,264.9       67%  $617.0       33%  $1,881.9
      ==========================================================================

      Floating rate debt comprises bank borrowings, term asset securitization borrowings and commercial paper, and reprices (interest rates change based on current short-term market interest rates) after October 31, 2008 as follows:
$504.0 million (90%) in one month, $50.0 million (9%) in two to three months and $4.0 million (1%) in four to six months. Floating rate receivables only reprice when the prime rate changes. The repricing frequencies of floating rate debt follow (in millions):

      =========================================================================
                                     Balance     Repricing Frequency
      =========================================================================
      Bank borrowings                 $377.0     1 to 30 days
      Asset securitization
         borrowings - term             151.0     1 to 30 days
      Commercial paper                  30.0     1 to 150 days (60 day average)
      =========================================================================


New Accounting Standards

      Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements.


Forward-Looking Statements

      Statements in this report containing the words or phrases "expect," "anticipate," "may," "believe," "appears," "estimate," "intend," "could," "should," "would," "if," "outlook," "likely," "unlikely" and other words and phrases expressing our expectations are "forward-looking statements." Actual results could differ from those contained in the forward-looking statements materially because they involve various assumptions and known and unknown risks and uncertainties. Information about risk factors that could cause actual results to differ materially is discussed in "Part I, Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended July 31, 2008 and other sections of this report. Risk factors include (i) an economic slowdown (ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity
(iv) rising short-term market interest rates and adverse changes in the yield curve (v) increased competition (vi) the inability to retain key employees and
(vii) adverse conditions in the construction and road transportation industries. Forward-looking statements do not guarantee our future performance and apply only as of the date made. We are not required to update or revise them for future or unanticipated events or circumstances.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the first quarter of fiscal 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES
                     For the Quarter Ended October 31, 2008

==========================================================================================
                                           (c) Total Number of          (d) Maximum Number
                 (a) Total                    Shares Purchased      (or Approximate Dollar
                    Number   (b) Average   as Part of Publicly   Value) of Shares that May
                 of Shares    Price Paid    Announced Plans or      Yet Be Purchased Under
Month            Purchased     per Share              Programs       the Plans or Programs
==========================================================================================
September 2008       2,432       $ 23.99                 2,432                 $49,942,000
October 2008         1,094         22.09                 1,094                  49,917,000
--------------------------------------------------------------
    Total            3,526       $ 23.40                 3,526
==========================================================================================

      We established our common stock and convertible debt repurchase program in June 2008. We increased the size of the program by $23.3 million to $50.0 million in September 2008 and $49.9 million remained available at October 31, 2008. The full amount can be used to repurchase either common stock or convertible debentures or any combination.

      We did not sell any unregistered shares of our common stock during the first quarter of fiscal 2009.


Item 5. Other Information

      We issued a press release on December 3, 2008 reporting our results for the quarter ended October 31, 2008. The press release is attached as Exhibit
99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.


Item 6.   Exhibits

Exhibit No.   Description of Exhibit
--------------------------------------------------------------------------------
 3.1   (a)    Articles of Incorporation
 3.2   (b)    Certificate of Amendment of Articles of Incorporation dated
              December 9, 1998
 3.3   (c)    Amended and Restated By-laws dated March 5, 2007
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1          Section 1350 Certification of Chief Executive Officer
32.2          Section 1350 Certification of Chief Financial Officer
99.1          Press release dated December 3, 2008

Previously filed with the Securities and Exchange Commission as an exhibit to
-----------------------------------------------------------------------------
our:
----

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

December 4, 2008
----------------
(Date)