Form 10-Q
period 2009-01-31
FINANCIAL FEDERAL CORP
filed 2009-03-06
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2009

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

The number of shares outstanding of the registrant's common stock on March 2, 2009 was 25,836,708.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES


                          Quarterly Report on Form 10-Q
                     for the quarter ended January 31, 2009


                               TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
----------------------------------------------------------------------  --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets at January 31, 2009 (unaudited)
            and July 31, 2008 (audited)                                     1

         Consolidated Income Statements for the three and six months
            ended January 31, 2009 and 2008 (unaudited)                     2

         Consolidated Statements of Changes in Stockholders' Equity for
            the six months ended January 31, 2009 and 2008 (unaudited)      3

         Consolidated Statements of Cash Flows for the six months ended
            January 31, 2009 and 2008 (unaudited)                           4

         Notes to Consolidated Financial Statements (unaudited)             5-11

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      12-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        23

Item 4.  Controls and Procedures                                           23


Part II - Other Information
------------------------------------------------------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       23

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 5.  Other Information                                                 24

Item 6.  Exhibits                                                          24

Signatures                                                                 25

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

===========================================================================================
                                                          January 31, 2009*   July 31, 2008
===========================================================================================
ASSETS
Finance receivables                                            $ 1,804,035      $ 1,940,792
Allowance for credit losses                                        (24,846)         (24,769)
-------------------------------------------------------------------------------------------
   Finance receivables - net                                     1,779,189        1,916,023
Cash                                                                 9,279            8,232
Other assets                                                        17,847           18,613
-------------------------------------------------------------------------------------------
      TOTAL ASSETS                                             $ 1,806,315      $ 1,942,868
===========================================================================================

LIABILITIES
Debt:
   Long-term ($4,800 at January 31, 2009 and $1,400 at
      July 31, 2008 owed to related parties)                   $ 1,130,000      $ 1,189,000
   Short-term                                                      187,000          278,000
Accrued interest, taxes and other liabilities                       53,477           60,996
-------------------------------------------------------------------------------------------
   Total liabilities                                             1,370,477        1,527,996
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                 --               --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 25,838 at January 31, 2009 and 25,673 at
   July 31, 2008                                                    12,919           12,836
Additional paid-in capital                                         143,900          139,490
Retained earnings                                                  281,258          265,026
Accumulated other comprehensive loss                                (2,239)          (2,480)
-------------------------------------------------------------------------------------------
   Total stockholders' equity                                      435,838          414,872
-------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,806,315      $ 1,942,868
===========================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

============================================================================================
                                                   Three Months Ended       Six Months Ended
                                                          January 31,            January 31,
                                                   -----------------------------------------
                                                       2009      2008        2009       2008
============================================================================================
Finance income                                      $40,613   $48,708     $83,606    $98,304
Interest expense                                     12,932    20,527      28,318     42,608
--------------------------------------------------------------------------------------------

   Net finance income before provision for credit
     losses on finance receivables                   27,681    28,181      55,288     55,696

Provision for credit losses on finance receivables    2,100       800       3,500      1,200
--------------------------------------------------------------------------------------------

   Net finance income                                25,581    27,381      51,788     54,496

Gain on debt retirement                               1,588        --       1,588         --
Salaries and other expenses                          (7,237)   (6,852)    (14,406)   (13,361)
--------------------------------------------------------------------------------------------

   Income before provision for income taxes          19,932    20,529      38,970     41,135

Provision for income taxes                            7,634     7,945      14,993     15,885
--------------------------------------------------------------------------------------------

      NET INCOME                                    $12,298   $12,584     $23,977    $25,250
============================================================================================

EARNINGS PER COMMON SHARE:
      Diluted                                       $  0.49   $  0.51     $  0.96    $  1.01
============================================================================================
      Basic                                         $  0.50   $  0.52     $  0.98    $  1.03
============================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings            Loss       Total
=======================================================================================================
BALANCE - JULY 31, 2007          25,760    $12,880     $129,167    $244,646         $ 1,060    $387,753
 Net income                          --         --           --      25,250              --      25,250
 Unrealized loss on cash flow
   hedge, after $(2,291) of tax      --         --           --          --          (3,624)     (3,624)
 Reclassification of realized
   gain in net income, after
   $(80) of tax                      --         --           --          --            (124)       (124)
                                                                                               --------
     Comprehensive income                                                                        21,502
                                                                                               --------
 Stock repurchased (retired)       (633)      (316)      (3,290)    (13,141)             --     (16,747)
 Stock plan activity:
   Shares issued                    337        168        1,968          --              --       2,136
   Compensation recognized           --         --        3,961          --              --       3,961
   Excess tax benefits               --         --          275          --              --         275
 Common stock cash dividends         --         --           --      (7,714)             --      (7,714)
-------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 31, 2008       25,464    $12,732     $132,081    $249,041         $(2,688)   $391,166
=======================================================================================================

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings            Loss       Total
=======================================================================================================
BALANCE - JULY 31, 2008          25,673    $12,836     $139,490    $265,026         $(2,480)   $414,872
 Net income                          --         --           --      23,977              --      23,977
 Reclassification of realized
   net loss in net income,
   after $152 of tax                 --         --           --          --             241         241
                                                                                               --------
     Comprehensive income                                                                        24,218
                                                                                               --------
 Stock repurchased (retired)         (7)        (3)        (155)         --              --        (158)
 Stock plan activity:
   Shares issued                    172         86          413          --              --         499
   Compensation recognized           --         --        4,167          --              --       4,167
   Tax shortfall                     --         --          (15)         --              --         (15)
 Common stock cash dividends         --         --           --      (7,745)             --      (7,745)
-------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 31, 2009       25,838    $12,919     $143,900    $281,258         $(2,239)   $435,838
=======================================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *

                                 (In thousands)

============================================================================================
Six Months Ended January 31,                                           2009             2008
============================================================================================
Cash flows from operating activities:
  Net income                                                      $  23,977        $  25,250
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization of deferred origination costs and fees              8,453            8,584
     Stock-based compensation                                         2,469            2,440
     Provision for credit losses on finance receivables               3,500            1,200
     Depreciation and amortization                                      764              249
     Gain on debt retirement                                         (1,588)              --
     Decrease (increase) in other assets                                719           (2,431)
     Decrease in accrued interest, taxes and other
      liabilities                                                    (7,685)            (280)
     Tax shortfall (excess tax benefits) from stock-based
      awards                                                             15             (275)
--------------------------------------------------------------------------------------------
         Net cash provided by operating activities                   30,624           34,737
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                   (351,324)        (483,550)
  Finance receivables collected and repossessed assets
   sales proceeds                                                   477,509          530,990
--------------------------------------------------------------------------------------------
         Net cash provided by investing activities                  126,185           47,440
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank borrowings, net (decrease) increase                          (48,200)         445,084
  Commercial paper, net decrease                                    (24,100)        (173,834)
  Asset securitization borrowings - revolving, net decrease              --         (289,000)
  Repayments of term asset securitization borrowings                (35,400)              --
  Repurchases of convertible debentures                             (40,643)              --
  Repayments of term notes                                               --          (36,250)
  Payments for settlement of interest rate locks                         --           (5,915)
  Proceeds from stock option exercises                                  454            2,091
  Common stock issued                                                    45               45
  Common stock cash dividends                                        (7,745)          (7,714)
  Common stock repurchased                                             (158)         (16,747)
  (Tax shortfall) excess tax benefits from stock-based awards           (15)             275
--------------------------------------------------------------------------------------------
         Net cash used in financing activities                     (155,762)         (81,965)
--------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                  1,047              212
Cash - beginning of period                                            8,232            5,861
--------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                              $   9,279        $   6,073
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

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three and six months ended January 31, 2009 may not be indicative of full year results.

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

      The FASB issued Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", in June 2008. Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. We have 1,307,000 unvested shares of restricted stock and stock units with nonforfeitable rights to dividends. Based on this amount, our current dividend rate and number of shares of common stock outstanding, we estimate applying this FSP would reduce annual basic earnings per common share by $0.10. This FSP will not affect diluted earnings per share or net income.

      The FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)", in May 2008. This FSP requires a portion of this type of convertible debt to be recorded as equity and interest expense to be recorded on the debt portion at a rate that would have been charged on non-convertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. This FSP will apply to our 2.0% convertible debentures and we are evaluating how it may affect our consolidated financial statements.


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating (indexed to the prime rate) interest rates, and direct financing leases as follows:

      =========================================================================
                                             January 31, 2009     July 31, 2008
      =========================================================================
      Loans:
         Fixed rate                               $ 1,489,612       $ 1,592,839
         Floating rate                                154,976           168,793
      -------------------------------------------------------------------------
            Total loans                             1,644,588         1,761,632
      Direct financing leases *                       159,447           179,160
      -------------------------------------------------------------------------
               Finance receivables                $ 1,804,035       $ 1,940,792
      =========================================================================
      * includes residual values of $37,600 at January 31, 2009 and $42,300 at July 31, 2008

      Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused portion of these commitments was $23,900 at January 31, 2009 and $21,600 at July 31, 2008.

      Allowance for credit losses activity is summarized below:

      =========================================================================
                                         Three Months Ended    Six Months Ended
                                                January 31,         January 31,
                                         --------------------------------------
                                             2009      2008      2009      2008
      =========================================================================
      Allowance - beginning of period    $ 24,789  $ 24,020  $ 24,769  $ 23,992
         Provision                          2,100       800     3,500     1,200
         Write-downs                       (2,480)   (1,351)   (4,602)   (2,324)
         Recoveries                           437       664     1,179     1,265
      -------------------------------------------------------------------------
      Allowance - end of period          $ 24,846  $ 24,133  $ 24,846  $ 24,133
      =========================================================================
      Percentage of finance receivables      1.38%     1.16%     1.38%     1.16%
      =========================================================================
      Net charge-offs (recoveries) *     $  2,043  $    687  $  3,423  $  1,059
      =========================================================================
      Loss ratio **                          0.44%     0.13%     0.36%     0.10%
      =========================================================================
      *  write-downs less recoveries
      ** net charge-offs over average finance receivables, annualized

      Non-performing assets comprise impaired finance receivables and assets received to satisfy finance receivables as follows:

      =========================================================================
                                             January 31, 2009     July 31, 2008
      =========================================================================
      Impaired finance receivables                   $ 40,034          $ 33,542
      Assets received to satisfy finance
         receivables                                   13,576            13,182
      -------------------------------------------------------------------------
           Non-performing assets                     $ 53,610          $ 46,724
      =========================================================================

      The allowance for credit losses included $1,100 at January 31, 2009 and $900 at July 31, 2008 specifically allocated to $10,500 and $9,400 of impaired finance receivables, respectively. We did not recognize any income in the six months ended January 31, 2009 or 2008 on impaired receivables before collecting our net investment. We repossessed assets to satisfy $24,700 and $10,400 of finance receivables in the six months ended January 31, 2009 and 2008, respectively.

      We recorded $16,000 of impaired finance receivables based on the fair value of the collateral and $6,000 of assets received to satisfy finance receivables at fair value at January 31, 2009. We measured fair value using significant other observable inputs (Level 2); primarily quoted prices in active markets for identical or similar assets adjusted for their condition.


NOTE 3 - DEBT

      Debt is summarized below:

      =========================================================================
                                               January 31, 2009   July 31, 2008
      =========================================================================
      Fixed rate term notes:
         4.31% - 4.60% due 2013                      $   75,000      $   75,000
         4.96% - 5.00% due 2010 - 2011                  275,000         275,000
         5.45% - 5.57% due 2011 - 2014                  325,000         325,000
      -------------------------------------------------------------------------
            Total fixed rate term notes                 675,000         675,000
      2.0% convertible debentures due 2034              132,700         175,000
      Asset securitization borrowings - term            133,600         169,000
      -------------------------------------------------------------------------
               Total term debt                          941,300       1,019,000
      Bank borrowings                                   320,800         369,000
      Commercial paper                                   54,900          79,000
      -------------------------------------------------------------------------
                  Total debt                         $1,317,000      $1,467,000
      =========================================================================

Convertible Debentures

      We purchased $42,300 of the debentures in the open market under our common stock and convertible debt repurchase program in the three months ended January 31, 2009 for $40,643 resulting in a $1,588 debt retirement gain (net of $69 of unamortized deferred debt issuance costs). We increased the amount authorized for repurchases under the program by $35,282 in January 2009 and by $23,251 in September 2008 and $44,480 remained authorized for future repurchases at January 31, 2009. We established the program in fiscal 2007 and it does not have a set expiration.

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

      Holders can convert the debentures under the following conditions: (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) the debentures are rated 'BB' or lower by Fitch Ratings, Inc. (four levels lower than the current rating) (iii) we call the debentures or (iv) a specified corporate transaction occurs. No condition allowing holders to convert the debentures has occurred through January 31, 2009. The market price condition would have been met at January 31, 2009 if the price of our common stock closed above $35.26 for the required period. The closing price of our common stock was $21.72 on January 31, 2009.

      We irrevocably elected (under the debentures' original terms and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding their principal amount, in cash instead of issuing shares of common stock. The value of converted debentures equals the number of convertible shares multiplied by the market value of our common stock. We would only issue shares if the value of converted debentures exceeded their principal amount. Shares of common stock needed to pay any value over principal would equal the difference between the conversion date closing price of our common stock and the conversion price, divided by the conversion date closing price and multiplied by the number of convertible shares. There were 4,893,000 convertible (but not issuable) shares, the adjusted conversion price was $27.12 per share and the adjusted conversion rate was 36.87 shares for each $1 (one thousand) of principal at January 31, 2009.

      The conversion rate and number of convertible shares increased and the conversion price decreased in the three months ended January 31, 2009 because we paid cash dividends on our common stock, and the number of convertible shares decreased because we purchased $42,300 of debentures. The conversion rate, conversion price and number of convertible shares were 36.35, $27.51 and 6,361,000, respectively at July 31, 2008. Future cash dividends will cause additional increases in the conversion rate and number of convertible shares and decreases in the conversion price.

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

      The $325,000 facility provides for committed revolving financing through April 2009 and we can then convert borrowings outstanding into amortizing term debt if it is not renewed. The full amount of the facility was available for us to borrow at January 31, 2009. We are repaying the remaining $133,600 of amortizing term debt monthly from collections of securitized receivables. The repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under the facility, and would increase if we borrow under the facility or convert the facility into amortizing term debt upon nonrenewal. The term debt would be repaid substantially in three years based on the amount of securitized receivables at January 31, 2009 and no borrowings outstanding under the facility.

      Finance receivables included $270,000 of securitized receivables at January 31, 2009 and $410,000 at July 31, 2008. We can only securitize 40% of our major operating subsidiary's receivables because of restrictions in its debt agreements. Therefore, we could only securitize an additional $450,000 of receivables at January 31, 2009.

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

Bank Borrowings

      We have $480,000 of committed unsecured revolving credit facilities from ten banks with $40,000 expiring within one year and $440,000 expiring between February 2010 and February 2013, and $159,200 of these facilities was available for us to borrow at January 31, 2009. Borrowings under these facilities can mature between 1 and 270 days and their interest rates are based on domestic money market rates or LIBOR. Borrowings outstanding at January 31, 2009 matured in February 2009, were reborrowed and remain outstanding. We incur a fee on the unused portion of the facilities. We renewed a $30,000 two-year facility for another two years in September 2008.

Other

      Our major operating subsidiary's agreements for the term notes, asset securitization facility and bank credit facilities discussed above have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We complied with all debt covenants and restrictions at January 31, 2009. None of the agreements has a material adverse change clause and all of our debt is senior.

      Long-term debt comprised the following:

      =========================================================================
                                               January 31, 2009   July 31, 2008
      =========================================================================
      Term notes                                    $   675,000     $   675,000
      Bank borrowings and commercial paper
         supported by bank credit facilities
         expiring after one year                        375,700         410,000
      Asset securitization borrowings - term             79,300         104,000
      -------------------------------------------------------------------------
            Total long-term debt                    $ 1,130,000     $ 1,189,000
      =========================================================================

NOTE 4 - STOCK PLANS

      We have two stockholder approved stock plans; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 shares of restricted stock, non-qualified or incentive stock options, stock appreciation rights, stock units and common stock to officers, other employees and directors with annual participant limits, and expires in December 2016. Awards may be performance-based. The exercise price of stock options cannot be less than the fair market value of our common stock when granted and their term is limited to ten years. There were 1,776,000 shares available for future grants under the 2006 Plan at January 31, 2009. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and performance-based cash or stock bonuses to be awarded to our CEO and other selected officers. The Amended MIP expires in December 2011. There were 625,000 shares available for future grants under the Amended MIP at January 31, 2009.

      We also have a Supplemental Retirement Benefit ("SERP") for our CEO. We awarded 150,000 stock units in fiscal 2002 vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires after attaining age 62. There were 131,000 units vested at January 31, 2009.

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

      We awarded 10,000 restricted stock units under the 2006 Plan to non-employee directors in the three months ended January 31, 2009. The units vest in one year or earlier upon the sale of the Company or the director's death or disability. Unvested units are subject to forfeiture. Each unit represents the right to receive one share of common stock. Vested units will convert into shares of common stock when the director's service terminates. The directors also held 30,000 vested restricted stock units at January 31, 2009. We issued 2,000 shares of common stock under the 2006 Plan as payment of annual director retainer fees at a director's election. The price of our common stock on the date we issued these shares was $22.38.

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

      Restricted stock activity for the six months ended January 31, 2009 is summarized below (shares in thousands):

      ====================================================================
                                                          Weighted-Average
                                      Shares         Grant-Date Fair Value
      ====================================================================
      Unvested - August 1, 2008        1,176                       $ 26.20
         Granted                         150                         19.64
         Vested                          (19)                        26.08
      --------------------------------------
      Unvested - January 31, 2009      1,307                       $ 25.45
      ====================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

      ====================================================================
      Six Months Ended January 31,                        2009        2008
      ====================================================================
      Number of shares vested                               19          19
      Total intrinsic value *                          $   437     $   500
      Intrinsic value per share                          23.00       26.32
      (Tax shortfall) excess tax benefits realized          (9)         22
      ====================================================================
      * shares vested multiplied by the closing prices of our common stock on the dates vested

      Stock option activity and related information for the six months ended January 31, 2009 are summarized below (options and intrinsic value in thousands):

      =========================================================================
                                                    Weighted-Average
                                              ----------------------
                                              Exercise     Remaining  Intrinsic
                                    Options      Price  Term (years)     Value*
      =========================================================================
      Outstanding - August 1, 2008      892    $ 24.31
         Granted                          5      23.77
         Forfeitures                     (5)     24.14
         Exercised                      (20)     22.63
      -------------------------------------
      Outstanding - January 31, 2009    872    $ 24.35           1.8      $ 100
      =========================================================================
      Exercisable - January 31, 2009    500    $ 24.01           1.3      $ 100
      =========================================================================
      * number of in-the-money options multiplied by the difference between their average exercise price and the $21.72 closing price of our common stock on January 31, 2009

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

      ====================================================================
      Six Months Ended January 31,                        2009        2008
      ====================================================================
      Number of options exercised                           20         110
      Total intrinsic value *                           $   49     $ 1,070
      Intrinsic value per option                          2.45        9.73
      (Tax shortfall) excess tax benefits realized          (6)        253
      ====================================================================
      * options exercised multiplied by the difference between their exercise prices and the closing prices of our common stock on the exercise dates

      Future compensation expense (before deferral) for stock-based awards unvested at January 31, 2009 and expected to vest, and the average expense recognition periods follow:

      ====================================================================
                                     Expense        Weighted-Average Years
      ====================================================================
      Restricted stock              $ 18,500                           5.1
      Stock options                      800                           2.1
      Stock units                        600                           0.9
      --------------------------------------
         Total                      $ 19,900                           4.9
      ====================================================================

      Compensation recorded, deferred, included in salaries and other expenses, and tax benefits recorded for stock-based awards follow:

      =========================================================================
                                          Three Months Ended   Six Months Ended
                                                 January 31,        January 31,
                                          -------------------------------------
                                              2009      2008      2009     2008
      =========================================================================
      Total stock-based compensation        $2,163    $2,048    $4,167   $3,961
      Deferred stock-based compensation        880       798     1,698    1,521
      -------------------------------------------------------------------------
         Net stock-based compensation in
           salaries and other expenses      $1,283    $1,250    $2,469   $2,440
      =========================================================================
      Tax benefits                          $  484    $  461    $  929   $  897
      =========================================================================

NOTE 5 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      =========================================================================
                                         Three Months Ended    Six Months Ended
                                                January 31,         January 31,
                                         --------------------------------------
                                             2009      2008      2009      2008
      =========================================================================
      Net income                          $12,298   $12,584   $23,977   $25,250
      =========================================================================
      Weighted-average common shares
        outstanding (used for basic EPS) 24,587 24,338 24,575 24,510 Effect of dilutive securities:
        Shares of restricted stock and
          stock units                         457       330       434       360
        Stock options                           3        50         8       117
        Shares issuable from convertible
          debt                                 --        --        --        87
      -------------------------------------------------------------------------
      Adjusted weighted-average common
        shares outstanding (used for
        diluted EPS)                       25,047    24,718    25,017    25,074
      =========================================================================
      Net income per common share:
        Diluted                           $  0.49   $  0.51   $  0.96   $  1.01
      =========================================================================
        Basic                             $  0.50   $  0.52   $  0.98   $  1.03
      =========================================================================
      Antidilutive shares of restricted
        stock, stock units and stock
        options *                             917     1,292       733       775
      =========================================================================
      * excluded from the calculation because they would have increased diluted EPS

      The convertible debentures lower diluted EPS when the quarterly average price of our common stock exceeds the adjusted conversion price. When this occurs, shares of common stock needed to deliver the value of the debentures over their principal amount based on the average stock price would be included as shares outstanding in calculating diluted EPS. Shares to be included would equal the difference between the average stock price and the adjusted conversion price, divided by the average stock price and multiplied by the number of convertible shares, currently 4,893,000 (referred to as the treasury stock method). The average price of our common stock exceeded the adjusted conversion price in the three months ended October 31, 2007 resulting in 87,000 dilutive shares in the six months ended January 31, 2008.

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

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms between two and five years and require monthly payments. The average transaction size is approximately $250,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend. Therefore, liquidity (money currently available for us to borrow) is very important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 75% of our finance receivables were funded with debt at January 31, 2009.

      Our main areas of focus are (i) asset quality (ii) liquidity (iii) net interest spread (the difference between the rates we earn on our receivables and the rates we incur on our debt) and (iv) interest rate risk. Changes in the asset quality of our finance receivables can affect our profitability significantly. Finance income, provisions for credit losses and operating expenses can be affected by reclassifying receivables to or from impaired status, incurring write-downs and incurring costs associated with non-performing assets. Changes in market interest rates can also affect our profitability significantly because interest rates on our finance receivables were 91% fixed and 9% floating, and interest rates on our debt were 61% fixed and 39% floating at January 31, 2009. We use various strategies to manage our credit risk and interest rate risk. Each of these four areas is integral to our long-term profitability and we discuss them in detail in separate sections of this discussion.

      Our key operating statistics are net charge-offs, loss ratio, non-performing assets, delinquencies, leverage, available liquidity, receivables growth, return on equity, net interest margin and net interest spread, and expense and efficiency ratios.

Significant events

      The crisis in credit markets that began over one year ago worsened considerably during the first half of fiscal 2009 causing credit markets to nearly collapse. It is now even more difficult and expensive for finance companies to obtain or renew financing. Banks and other lenders, including all of our funding sources, are either reluctant or unable to provide, or are charging prohibitively high credit spreads, on new financing. Credit spread is the percentage amount lenders charge above a base market interest rate. Our cost of debt will increase considerably as we obtain or renew financing if credit spreads persist at these levels.

      The Federal Reserve, United States Treasury Department and FDIC have taken unprecedented, drastic steps to address the crisis including lowering the target Federal Funds Rate ten times since September 2007 to between zero and 0.25%; the lowest level in history. This includes three decreases totaling 175 basis points during the first half of fiscal 2009. They injected over $1.0 trillion into the financial system through several programs to prevent it from failing and to encourage lending. We are not eligible to participate in these programs because we are not a bank holding company and our commercial paper is rated F2.

      Our available liquidity has increased by $189.3 million during the crisis to $429.3 million at January 31, 2009 from $240.0 million at July 31, 2007. The increase resulted from significantly lower receivable originations, strong operating cash flows and the following transactions. We partially renewed our $425.0 million asset securitization facility for another year in April 2008. Two of the four banks in the facility increased their $225.0 million combined commitment by $100.0 million and we converted the $200.0 million borrowed from the other two banks into amortizing term debt. We renewed a $25.0 million bank credit facility in March 2008 and a $30.0 million bank credit facility in September 2008. We also converted $75.0 million of bank credit facilities into five-year fixed rate term loans with a 4.43% average rate and we extended the term of a $15.0 million bank credit facility with no change in credit spread in February 2008. Based on our amount of available liquidity, the maturity and expiration dates of our debt and credit facilities (including the expected repayment of our $132.7 million of convertible debentures in April 2009) and receivable originations continuing at recent levels, we do not anticipate a need for any financing until the third quarter of fiscal 2010. We discuss our liquidity and debt in the Liquidity and Capital resources section.

      In addition, our cost of debt has decreased during the crisis because (i) short-term market interest rates decreased significantly (ii) the relatively small amount of expiring credit facilities and maturing debt limited the impact of higher credit spreads and (iii) we have $480.0 million of low-cost committed bank credit facilities with no borrowing restrictions. Our cost of debt was 3.78% in the second quarter of fiscal 2009 compared to 5.35% in the fourth quarter of fiscal 2007 (the quarter before the crisis started). We expect our cost of debt to increase because short-term market interest rates are at historic lows and we will be charged higher credit spreads as we renew or obtain financing. We discuss our cost of debt in the Market Interest Rate Risk and Sensitivity section.

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

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, impaired and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. We would need to record a $1.8 million provision for each 0.10% required increase in the allowance. The allowance was $24.8 million (1.38% of finance receivables) at January 31, 2009 including $1.1 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in finance receivables that are not impaired (the "general allowance"). We evaluate the fair values of impaired receivables and compare them to the carrying amounts. The carrying amount is the amount receivables are recorded at when we evaluate them and may include prior write-downs or a specific allowance. If our fair value estimate is lower than the carrying amount, we record a write-down or establish a specific allowance depending on (i) how we determined fair value (ii) how certain we are of our estimate and (iii) the level and type of factors and items other than the primary collateral supporting our fair value estimate, such as guarantees and secondary collateral.

      To estimate the general allowance, we analyze historical write-down activity to develop percentage loss ranges by risk profile. Risk profiles are assigned to receivables based on past due status and the customers' industry. We do not use a loan grading system. We then adjust the calculated range of losses for expected recoveries and differences between current and historical loss trends and other factors to arrive at the estimated allowance. We record a provision for credit losses if the recorded allowance differs from our current estimate. The adjusted calculated range of losses may differ from actual losses significantly because we use significant estimates.

Non-Performing Assets

      We record impaired finance receivables and repossessed equipment (assets received to satisfy receivables) at their current estimated fair value (if less than their carrying amount). We estimate fair value of these non-performing assets by evaluating the market value and condition of the collateral or assets and the expected cash flows of impaired receivables. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Non-performing assets totaled $53.6 million (3.0% of finance receivables) at January 31, 2009.

Residual Values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not fully realize recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $37.6 million (2.1% of finance receivables) at January 31, 2009. Historically, we have realized the recorded residual value on disposition.

Income Taxes

      We record a liability for uncertain income tax positions by (i) identifying the uncertain tax positions we take on our income tax returns (ii) determining if these positions would more likely than not be allowed by a taxing authority and (iii) estimating the amount of tax benefit to record if these tax positions pass the more-likely-than-not test. Therefore, we record a liability for tax benefits from positions failing the test and from positions where the full amount of the tax benefits are not expected to be realized. Identifying uncertain tax positions, determining if they pass the test and determining the liability to record requires significant judgment because tax laws are complicated and subject to interpretation, and because we have to assess the likely outcome of hypothetical challenges to these positions by taxing authorities. Actual outcomes of these uncertain tax positions differing from our assessments significantly and taxing authorities examining positions we did not consider uncertain could require us to record additional income tax expense including interest and penalties on any underpayment of tax. This would lower net income. The gross liability recorded for uncertain tax positions was $1.2 million at July 31, 2008 and we do not expect this amount to change in fiscal 2009 significantly.

Stock-Based Compensation

      We record compensation expense only for stock-based awards expected to vest. Therefore, we must estimate expected forfeitures of stock awards. This requires significant judgment and an analysis of historical data. We would need to record more compensation expense for stock awards if expected forfeitures exceed actual forfeitures. Our average expected annual rate of forfeitures on all stock-based awards was 7.0% at January 31, 2009.


Results of Operations

Comparison of three months ended January 31, 2009 to three months ended January 31, 2008

      ========================================================================
                                      Three Months Ended
                                             January 31,
      ($ in millions, except per      ------------------
      share amounts)                     2009       2008   $ Change   % Change
      ========================================================================
      Finance income                   $ 40.6     $ 48.7     $ (8.1)       (17)%
      Interest expense                   12.9       20.5       (7.6)       (37)
        Net finance income before
         provision for credit losses     27.7       28.2       (0.5)        (2)
      Provision for credit losses         2.1        0.8        1.3        163
      Gain on debt retirement             1.6         --        1.6        100
      Salaries and other expenses         7.3        6.9        0.4          6
      Provision for income taxes          7.6        7.9       (0.3)        (4)
        Net income                       12.3       12.6       (0.3)        (2)

      Diluted earnings per share         0.49       0.51      (0.02)        (4)
      Basic earnings per share           0.50       0.52      (0.02)        (4)

      Return on equity                   11.3%      12.9%

      Excluding the debt retirement gain:
      -----------------------------------
        Net income                     $ 11.3     $ 12.6     $ (1.3)       (10)%

        Diluted earnings per share       0.45       0.51      (0.06)       (12)
        Basic earnings per share         0.46       0.52      (0.06)       (12)

        Return on equity                 10.4%      12.9%
      ========================================================================

      Net income decreased by 2% to $12.3 million in the second quarter of fiscal 2009 from $12.6 million in the second quarter of fiscal 2008. Without the $1.0 million after-tax debt retirement gain, net income decreased by 10%. Net income without the after-tax debt gain decreased because the effects of the 12% decrease in average receivables and higher non-performing assets exceeded the effects of lower short-term market interest rates. We discuss the debt retirement gain in the Liquidity and Capital Resources Section.

      Finance income decreased by 17% to $40.6 million in the second quarter of fiscal 2009 from $48.7 million in the second quarter of fiscal 2008 because (i) average finance receivables decreased 12% ($250.0 million) to $1.85 billion from $2.10 billion (ii) the yield on finance receivables decreased to 8.72% from 9.23% mostly due to the prime rate averaging 360 basis points (3.60%) lower and, to a lesser extent, (iii) non-accrual (impaired) receivables were higher. Changes in the prime rate affect the yield on receivables because 9% of our receivables are floating rate and indexed to prime.

      Interest expense (incurred on debt used to fund finance receivables) decreased by 37% to $12.9 million in the second quarter of fiscal 2009 from $20.5 million in the second quarter of fiscal 2008 because our cost of debt decreased to 3.78% from 5.00% and our average debt decreased 17% ($274.0 million). Lower short-term market interest rates caused the decrease in our cost of debt because the interest rates on 40% of our debt were indexed to short-term market interest rates. This is discussed in the Market Interest Rate Risk and Sensitivity section.

      Net finance income before provision for credit losses on finance receivables decreased to $27.7 million in the second quarter of fiscal 2009 from $28.2 million in the second quarter of fiscal 2008. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) increased to 5.94% from 5.34% because of lower short-term market interest rates.

      The provision for credit losses on finance receivables was $2.1 million in the second quarter of fiscal 2009 and $0.8 million in the second quarter of fiscal 2008. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. Net charge-offs (write-downs of finance receivables less recoveries) increased to $2.0 million in the second quarter of fiscal 2009 from $0.7 million in the second quarter of fiscal 2008, and the loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) increased to 0.44% from 0.13%. Net charge-offs have been increasing because of higher non-performing assets, worsening economic conditions and declining collateral values. The allowance and net charge-offs are discussed further in the Finance Receivables and Asset Quality section.

      Salaries and other expenses increased by 6% to $7.3 million in the second quarter of fiscal 2009 from $6.9 million in the second quarter of fiscal 2008 because of higher non-performing asset costs and salary increases. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) worsened to 1.55% from 1.30% because expenses increased and receivables decreased. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) worsened to 26.1% from 24.3% because expenses increased and net finance income before provision for credit losses decreased.

      Diluted earnings per share decreased by 4% to $0.49 per share in the second quarter of fiscal 2009 from $0.51 per share in the second quarter of fiscal 2008, and basic earnings per share decreased by 4% to $0.50 per share from $0.52 per share. The percentage decreases in diluted and basic earnings per share were higher than the percentage decrease in net income because of prior stock option exercises. The $1.0 million after-tax debt retirement gain increased diluted and basic earnings per share by $0.04 in the second quarter of fiscal 2009. Without this gain, diluted and basic earnings per share each decreased by 12%.

      The amounts of net income, diluted and basic earnings per share and return-on-equity excluding the $1.0 million after-tax debt retirement gain are non-GAAP financial measures. We believe presenting these financial measures is useful to investors because they provide consistency and comparability with our operating results for the prior period and a better understanding of the changes and trends in our operating results.

Comparison of six months ended January 31, 2009 to six months ended January 31, 2008

      ========================================================================
                                        Six Months Ended
                                             January 31,
      ($ in millions, except per       -----------------
      share amounts)                     2009       2008   $ Change   % Change
      ========================================================================
      Finance income                   $ 83.6     $ 98.3    $ (14.7)       (15)%
      Interest expense                   28.3       42.6      (14.3)       (34)
        Net finance income before
         provision for credit losses     55.3       55.7       (0.4)        (1)
      Provision for credit losses         3.5        1.2        2.3        192
      Gain on debt retirement             1.6         --        1.6        100
      Salaries and other expenses        14.4       13.3        1.1          8
      Provision for income taxes         15.0       15.9       (0.9)        (6)
        Net income                       24.0       25.3       (1.3)        (5)

      Diluted earnings per share         0.96       1.01      (0.05)        (5)
      Basic earnings per share           0.98       1.03      (0.05)        (5)

      Return on equity                   11.2%      12.9%

      Excluding the debt retirement gain:
      -----------------------------------
        Net income                     $ 23.0     $ 25.3    $  (2.3)        (9)%

        Diluted earnings per share       0.92       1.01      (0.09)        (9)
        Basic earnings per share         0.94       1.03      (0.09)        (9)

        Return on equity                 10.7%      12.9%
      ========================================================================

      Net income decreased by 5% to $24.0 million in the first half of fiscal 2009 from $25.3 million in the first half of fiscal 2008. Without the $1.0 million after-tax debt retirement gain, net income decreased by 9%. Net income without the after-tax debt gain decreased because the effects of the 11% decrease in average receivables and higher non-performing assets exceeded the effects of lower short-term market interest rates.

      Finance income decreased by 15% to $83.6 million in the first half of fiscal 2009 from $98.3 million in the first half of fiscal 2008 because (i) average finance receivables decreased 11% ($230.0 million) to $1.88 billion from $2.11 billion (ii) the yield on finance receivables decreased to 8.81% from 9.25% mostly due to the prime rate averaging 330 basis points (3.30%) lower and, to a lesser extent, (iii) non-accrual receivables were higher.

      Interest expense decreased by 34% to $28.3 million in the first half of fiscal 2009 from $42.6 million in the first half of fiscal 2008 because our cost of debt decreased to 4.03% from 5.17% and our average debt decreased 15% ($245.0 million). Lower short-term market interest rates caused the decrease in our cost of debt because the interest rates on 40% of our debt were indexed to short-term market interest rates.

      Net finance income before provision for credit losses on finance receivables decreased to $55.3 million in the first half of fiscal 2009 from $55.7 million in the first half of fiscal 2008. Net interest margin increased to 5.82% from 5.24% because of lower short-term market interest rates.

      The provision for credit losses on finance receivables was $3.5 million in the first half of fiscal 2009 and $1.2 million in the first half of fiscal 2008. Net charge-offs increased to $3.4 million in the first half of fiscal 2009 from $1.1 million in the first half of fiscal 2008, and the loss ratio increased to 0.36% from 0.10%. Net charge-offs have been increasing because of higher non-performing assets, worsening economic conditions and declining collateral values.

      Salaries and other expenses increased by 8% to $14.4 million in the first half of fiscal 2009 from $13.3 million in the first half of fiscal 2008 because of higher non-performing asset costs and, to a lesser extent, salary increases. The expense ratio worsened to 1.52% from 1.26% because expenses increased and receivables decreased. The efficiency ratio worsened to 26.1% from 24.0% because expenses increased and net finance income before provision for credit losses decreased.

      Diluted earnings per share decreased by 5% to $0.96 per share in the first half of fiscal 2009 from $1.01 per share in the first half of fiscal 2008, and basic earnings per share decreased by 5% to $0.98 per share from $1.03 per share. The $1.0 million after-tax debt retirement gain increased diluted and basic earnings per share by $0.04 in the first half of fiscal 2009. Without this gain, diluted and basic earnings per share each decreased by 9%.

Finance Receivables and Asset Quality

      We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction of future net charge-offs and non-performing assets.

      ========================================================================
                                   January 31,   July 31,
      ($ in millions)                   2009 *     2008 *   $ Change  % Change
      ========================================================================
      Finance receivables             $1,804.0   $1,940.8    $(136.8)       (7)%
      Allowance for credit losses         24.8       24.8         --        --
      Non-performing assets               53.6       46.7        6.9        15
      Delinquent finance receivables      26.6       22.9        3.7        16
      Net charge-offs                      3.4        2.2        1.2        58

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses         1.38%      1.28%
      Non-performing assets               2.97       2.41
      Delinquent finance receivables      1.47       1.18
      Net charge-offs (loss ratio)        0.36       0.22
      ========================================================================
      * as of and for the six months ended

      Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 91% ($1.64 billion) of finance receivables and leases were 9% ($159 million) at January 31, 2009. Finance receivables decreased $136.8 million or 7% in the first half of fiscal 2009 because of lower originations.

      We originated $126.0 million of finance receivables in the second quarter of fiscal 2009 compared to $225.0 million in the second quarter of fiscal 2008, and $351.0 million in the first half of fiscal 2009 compared to $484.0 million in the first half of fiscal 2008. Originations have been decreasing because recessionary economic conditions have reduced demand for equipment financing significantly and, to a lesser extent, because we are approving transactions selectively to preserve asset quality. We collected $205.0 million of finance receivables and repossessions in the second quarter of fiscal 2009 compared to $273.0 million in the second quarter of fiscal 2008, and $478.0 million in the first half of fiscal 2009 compared to $531.0 million in the first half of fiscal 2008. Collections decreased because of fewer prepayments and the decrease in receivables.

      Our primary focus is the credit quality of our receivables. We manage our credit risk by adhering to disciplined and sound underwriting policies and procedures, by monitoring our receivables closely, by handling non-performing accounts effectively and by managing the size of our receivables portfolio. Our underwriting policies and procedures require a first lien on equipment financed. We focus on financing equipment with a remaining useful life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with equipment possessing these characteristics can mitigate potential net charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advance payments or hold back a portion of the amount financed. We do not finance or lease aircraft or railcars, computer related equipment, telecommunications equipment or equipment located outside the United States, and we do not lend to consumers.

      Our underwriting policies also limit our credit exposure with any customer. The limit was $48.0 million at January 31, 2009. Our ten largest customers accounted for 7.0% ($126.0 million) of total finance receivables at January 31, 2009 compared to 6.4% ($125.0 million) at July 31, 2008.

      Our allowance for credit losses was $24.8 million at January 31, 2009 and July 31, 2008, and the allowance level increased to 1.38% of finance receivables from 1.28%. The allowance is our estimate of losses inherent in our finance receivables. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors.

      Net charge-offs of finance receivables (write-downs less recoveries) were $3.4 million in the first half of fiscal 2009 compared to $2.2 million in the second half of fiscal 2008 (the prior six month period) and the annualized loss ratios were 0.36% and 0.22%. Net charge-offs were $2.0 million in the second quarter of fiscal 2009 compared to $1.4 million in the first quarter of fiscal 2009 and the annualized loss ratios were 0.44% and 0.29%. Net charge-offs have been increasing because the slowing economy and construction and transportation industries are reducing our customers' cash flows and collateral values.

      The net investments in impaired finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
                                        January 31,     July 31,    January 31,
                                               2009         2008           2008
      =========================================================================
      Impaired finance receivables *          $40.0        $33.5          $32.1
      Repossessed equipment                    13.6         13.2            5.6
      -------------------------------------------------------------------------
         Total non-performing assets          $53.6        $46.7          $37.7
      =========================================================================
      Delinquent finance receivables          $26.6        $22.9          $25.2
      =========================================================================
      Impaired finance receivables
         not delinquent                          58%          52%            45%
      =========================================================================
      * before specifically allocated allowance of $1.1 million at January 31, 2009, $0.9 million at July 31, 2008 and $0.5 million at January 31,
        2008

      We expect the trend of increases in net charge-offs, impaired and delinquent receivables and repossessed equipment to continue because of deteriorating economic and credit market conditions. This could require us to record higher provisions for credit losses.

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

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely, we diversify our funding sources and we stagger our debt maturities. Funding sources usually available to us include operating cash flow, private and public issuances of term debt, committed unsecured revolving bank credit facilities, conduit and term securitizations of finance receivables, secured term financings, dealer placed and direct issued commercial paper and sales of common and preferred equity. The external funding sources may not be available to us currently or may only be available at unfavorable terms because of conditions in credit markets. However, we have $429.3 million available to borrow under our committed revolving bank and asset securitization facilities (after subtracting commercial paper outstanding) at January 31, 2009. Therefore, we do not have a current need for additional financing. We are also considering applying for a bank holding company charter. This could add FDIC insured deposits as a liquidity source.

      Our term notes are rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and our commercial paper is rated 'F2' by Fitch. Fitch affirmed these investment grade ratings in March 2009 and maintained its stable outlook. As a condition of our 'F2' credit rating, commercial paper outstanding is limited to the unused amount of our committed credit facilities. Our ability to obtain or renew financing and our credit spreads can be dependent on these investment grade credit ratings.

      Our major operating subsidiary's agreements for the term notes, asset securitization facility and bank credit facilities discussed below have restrictive covenants including limits on its indebtedness, encumbrances, investments, dividends and other distributions to us, sales of assets, mergers and other business combinations, capital expenditures, interest coverage and net worth. We have always complied with all debt covenants and restrictions. None of the agreements has a material adverse change clause.

      Debt decreased by 10% ($150.0 million) to $1.32 billion from $1.47 billion during the first half of fiscal 2009 and stockholders' equity increased by 5% ($20.9 million) to $435.8 million from $414.9 million. Therefore, leverage (debt-to-equity ratio) decreased to 3.0 at January 31, 2009 from 3.5 at July 31, 2008. Our leverage is low for a finance company allowing for substantial asset growth and equity repurchases.

      Debt comprised the following ($ in millions):

      =========================================================================
                                       January 31, 2009           July 31, 2008
                                    -------------------     -------------------
                                       Amount   Percent        Amount   Percent
      =========================================================================
      Term notes                    $   675.0        51%    $   675.0        46%
      Bank borrowings                   320.8        25         369.0        25
      Asset securitization
         borrowings - term              133.6        10         169.0        12
      Convertible debentures            132.7        10         175.0        12
      Commercial paper                   54.9         4          79.0         5
      -------------------------------------------------------------------------
         Total debt                 $ 1,317.0       100%    $ 1,467.0       100%
      =========================================================================

Term Notes

      We issued the term notes between fiscal 2003 and 2008. They are five and seven year fixed rate notes with principal due at maturity between April 2010 and April 2014. Their average maturity was 2.5 years at January 31, 2009. Interest is payable semiannually.

Bank Credit Facilities

      We have $480.0 million of committed unsecured revolving credit facilities from ten banks and $159.2 million was unused and available to borrow at January 31, 2009. This includes $455.0 million of facilities with original terms ranging from two to five years and a $25.0 million facility with a one-year original term expiring in March 2009. The multi-year facilities have an average remaining term of 2.5 years and expire between July 2009 and February 2013. These facilities range from $15.0 million to $110.0 million. Borrowings under these facilities can mature between 1 and 270 days. Borrowings outstanding at January 31, 2009 matured in February 2009, were reborrowed and remain outstanding. We borrow amounts usually for one day, and also for one week or one month depending on interest rates, and roll the borrowings over when they mature depending on whether we issue or repay other debt.

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

      We purchased $42.3 million of the debentures in the open market in the second quarter of fiscal 2009 for $40.6 million resulting in a $1.6 million debt retirement gain (net of $0.1 million of unamortized deferred debt issuance costs).

      Based on the recent price range of our common stock and conditions in the credit and other markets, it is likely holders will exercise their put option in April 2009 requiring us to repay the debentures with cash. The closing price of our stock ranged from $15.00 to $24.00 in the second quarter of fiscal 2009 below the conversion price of $27.12. Repaying the debentures will reduce our available liquidity by the amounts paid plus another $17.0 million for the payment of related deferred income taxes.

      Holders can convert the debentures under the following conditions: (i) in a fiscal quarter when the closing price of our common stock is at least 30% higher than the adjusted conversion price for at least 20 of the last 30 trading days of the prior fiscal quarter (the "market price condition") (ii) the debentures are rated 'BB' or lower by Fitch (four levels lower than the current rating) (iii) we call the debentures or (iv) a specified corporate transaction occurs. No condition allowing holders to convert the debentures has occurred through January 31, 2009. The market price condition would have been met at January 31, 2009 if the price of our common stock closed above $35.26 for the required period. The closing price of our common stock was $21.72 on January 31, 2009. Therefore, it is unlikely holders will convert the debentures before the April 2009 put date.

      We irrevocably elected (under the debentures' original terms and without modifying the debentures) in fiscal 2005 to pay the value of converted debentures, not exceeding their principal amount, in cash instead of issuing shares of common stock. The value of converted debentures equals the number of convertible shares multiplied by the market value of our common stock. We would only issue shares if the value of converted debentures exceeded their principal amount. Shares of common stock needed to pay any value over principal would equal the difference between the conversion date closing price of our common stock and the conversion price, divided by the conversion date closing price and multiplied by the number of convertible shares. There were 4.9 million convertible (but not issuable) shares, the adjusted conversion price was $27.12 per share and the adjusted conversion rate was 36.87 shares for each $1,000 of principal at January 31, 2009.

      The conversion rate and number of convertible shares increase and the conversion price decreases when we declare dividends on our common stock. The additional number of convertible shares from paying dividends on our common stock (0.4 million through January 31, 2009) will have no effect on the amount we would pay in April 2009 if holders exercise their put option on the debentures for their principal amount.

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

      The $325.0 million facility provides for committed revolving financing through April 2009 and we can then convert borrowings outstanding into term debt if it is not renewed. The full amount of the facility was available for us to borrow at January 31, 2009. We are repaying the remaining $133.6 million of amortizing term debt monthly from collections of securitized receivables. The repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under the facility, and would increase if we borrow under the facility or convert the facility into amortizing term debt upon nonrenewal. The term debt would be repaid substantially in three years based on the amount of securitized receivables at January 31, 2009 and no borrowings outstanding under the facility.

      Finance receivables included $270.0 million of securitized receivables at January 31, 2009 and $410.0 million at July 31, 2008. We can only securitize 40% of our major operating subsidiary's receivables because of restrictions in its debt agreements. Therefore, we could only securitize an additional $450.0 million of receivables at January 31, 2009.

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

Commercial Paper

      We issue commercial paper direct and through a $500.0 million dealer program with maturities between 1 and 270 days. The amount of commercial paper we could issue is limited to the unused amount of our committed credit facilities ($484.2 million at January 31, 2009).

      Deteriorating credit market conditions have further decreased demand for and increased credit spreads on commercial paper. As a result, our commercial paper decreased from $79.0 million to $54.9 million during the first half of fiscal 2009.

Stockholders' Equity

      We increased the amount authorized under our common stock and convertible debt repurchase program by $58.5 million and we purchased $42.3 million of our convertible debentures under the program for $40.6 million in the first half of fiscal 2009, leaving $44.5 million authorized for future repurchases at January 31, 2009. We established the program in fiscal 2007 and it does not have a set expiration. Repurchases are discretionary and contingent upon many conditions.

      We paid $7.7 million of cash dividends and we received $0.5 million from stock option exercises in the first half of fiscal 2009.

Market Interest Rate Risk and Sensitivity

      We discuss how changes in market interest rates and credit spreads affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

      =========================================================================
                                         Three Months Ended    Six Months Ended
                                                January 31,         January 31,
                                         --------------------------------------
                                              2009     2008       2009     2008
      =========================================================================
      Net yield of finance receivables        8.72%    9.23%      8.81%    9.25%
      Cost of debt                            3.78     5.00       4.03     5.17
      -------------------------------------------------------------------------
         Net interest spread                  4.94%    4.23%      4.78%    4.08%
      =========================================================================

      Our net interest spread was 71 basis points (0.71%) higher in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, and was 70 basis points (0.70%) higher in the first half of fiscal 2009 compared to the first half of fiscal 2008 because decreases in market interest rates lowered our cost of debt more than they lowered the net yield on our finance receivables as explained below. Short-term market interest rates decreased significantly because the Federal Reserve has lowered its target Federal Funds Rate more than 500 basis points (5.00%) in response to credit market and economic conditions. Short-term LIBOR rates have decreased on average 440 basis points (4.40%) with overnight LIBOR decreasing more than 500 basis points to 0.31% at January 31, 2009. Interest rates on most of our floating rate debt are indexed to short-term LIBOR rates. This is the primary reason our cost of debt decreased by more than 100 basis points (1.00%). Decreases in short-term market interest rates also lowered the net yield because the rates on our floating rate receivables are indexed to the prime rate. The prime rate also decreased 500 basis points. Long-term market interest rates also decreased significantly. Lower long-term market interest rates would normally decrease the cost of new fixed-rate term debt and result in lower yields on finance receivable originations, but these effects have been largely offset by significantly higher credit spreads.

      Our net interest spread is sensitive to changes in short and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread and decreases in short-term rates increase it (this is occurring currently) because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 39% of our debt is floating rate compared to floating rate receivables of only 9%.

      Credit spreads also affect our net interest spread. Changes in credit spreads affect the yield on our receivables when originated and the cost of our debt when issued. Credit spreads have increased significantly since the crisis in credit markets began. Our cost of debt will increase considerably as we obtain or renew financing while credit spreads remain high.

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

         Our income is subject to the risk of rising short-term market interest rates and a flat or inverted yield curve because floating rate debt exceeded floating rate receivables by $354.3 million at January 31, 2009 (see the table below). The terms and prepayment experience of fixed rate receivables mitigate this risk. Receivables are collected monthly over short periods of two to five years with $627.0 million (38%) of fixed rate receivables scheduled to be collected in one year at January 31, 2009 and the average remaining life of fixed rate receivables excluding prepayments is approximately twenty months. Historically, annual collections have exceeded 50% of average receivables. We do not match the maturities of our debt to our receivables.

      We monitor and manage our exposure to potential adverse changes in market interest rates with derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives. We had no derivatives outstanding during the first half of fiscal 2009.

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce quarterly net income by approximately $0.3 million at January 31, 2009 based on the scheduled repricing of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $0.7 million excluding the effects on the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt is lower than fixed rate debt. Actual future changes in market interest rates and the effect on net income may differ from these amounts materially. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation. These hypothetical reductions of net income at January 31, 2008 were $0.6 million and $1.0 million excluding the effects on the yield of new receivables. The impact of this hypothetical increase in rates was lower at January 31, 2009 because our floating rate debt decreased by 40% to $509.3 million from $859.0 million at January 31, 2008.

      The fixed and floating rate amounts and percentages of our receivables and capital at January 31, 2009 follow ($ in millions):

      ==========================================================================
                                         Fixed Rate     Floating Rate
                                  -----------------   ---------------
                                    Amount  Percent   Amount  Percent      Total
      ==========================================================================
      Finance receivables         $1,649.0       91%  $155.0        9%  $1,804.0
      ==========================================================================

      Debt                        $  807.7       61%  $509.3       39%  $1,317.0
      Stockholders' equity           435.8      100       --       --      435.8
      --------------------------------------------------------------------------
         Total debt and equity    $1,243.5       71%  $509.3       29%  $1,752.8
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
      ==========================================================================

      Floating rate debt comprises bank borrowings, term asset securitization borrowings and commercial paper, and reprices (interest rates change based on current short-term market interest rates) after January 31, 2009 as follows:
$477.7 million (94%) in one month, $22.1 million (4%) in two to three months and $9.5 million (2%) in four to nine months. Floating rate receivables only reprice when the prime rate changes. The repricing frequencies of floating rate debt follow ($ in millions):

      =========================================================================
                                     Balance     Repricing Frequency
      =========================================================================
      Bank borrowings                $ 320.8     1 to 30 days
      Asset securitization
         borrowings - term             133.6     1 to 30 days
      Commercial paper                  59.4     1 to 270 days (60 day average)
      =========================================================================


New Accounting Standards

      Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements.

Forward-Looking Statements

      Statements in this report containing the words or phrases "expect," "anticipate," "may," "believe," "appears," "intend," "estimate," "could," "should," "would," "will," "if," "outlook," "likely," "unlikely" and other words and phrases expressing our expectations are "forward-looking statements." Actual results could differ from those contained in the forward-looking statements materially because they involve various assumptions and known and unknown risks and uncertainties. Information about risk factors that could cause actual results to differ materially is discussed in "Part I, Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended July 31, 2008 and other sections of this report. Risk factors include (i) an economic slowdown (ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity
(iv) rising short-term market interest rates and adverse changes in the yield curve (v) increased competition (vi) the inability to retain key employees and
(vii) adverse conditions in the construction and road transportation industries. Forward-looking statements do not guarantee our future performance and apply only as of the date made. We are not required to update or revise them for future or unanticipated events or circumstances.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the second quarter of fiscal 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.


PART II - OTHER INFORMATION


Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

      Our common stock repurchase activity for the second quarter of fiscal 2009 is summarized below:

                      ISSUER PURCHASES OF EQUITY SECURITIES
                     For the Quarter Ended January 31, 2009

==========================================================================================
                                           (c) Total Number of          (d) Maximum Number
                 (a) Total                    Shares Purchased      (or Approximate Dollar
                    Number   (b) Average   as Part of Publicly   Value) of Shares that May
                 of Shares    Price Paid    Announced Plans or      Yet Be Purchased Under
Month            Purchased     per Share              Programs       the Plans or Programs
==========================================================================================
November 2008        3,258       $ 23.15                 3,258                $ 44,481,000
==========================================================================================

      We established a $50.0 million common stock and convertible debt repurchase program in June 2007. We increased the amount authorized by $23.2 million in September 2008 and by an additional $35.3 million in January 2009. We purchased 0.9 million shares of common stock for $23.4 million and $42.3 million of convertible debentures for $40.6 million through January 31, 2009. At January 31, 2009, $44.5 million remained authorized for future repurchases of any combination of common stock and convertible debt.

      We did not sell any unregistered shares of our common stock during the second quarter of fiscal 2009.

Item 4. Submission of Matters To a Vote of Security Holders

      Our stockholders voted on the following at our December 9, 2008 Annual Meeting of Stockholders:

      The following nominees were elected to the Board of Directors:

      ================================================
                                       Number of Votes
                                ----------------------
      Nominee                          For    Withheld
      ================================================
      Lawrence B. Fisher        22,250,681   1,039,392
      Michael C. Palitz         22,739,099     550,974
      Paul R. Sinsheimer        22,864,225     425,848
      Leopold Swergold          23,150,110     139,963
      H. E. Timanus, Jr.        23,150,110     139,963
      Michael J. Zimmerman      23,150,110     139,963
      ================================================

      The appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending July 31, 2009 was ratified by a vote of 23,164,807 shares for, 89,820 shares against and 35,448 shares abstained.


Item 5. Other Information

      We issued a press release on March 3, 2009 reporting our results for the quarter ended January 31, 2009. The press release is attached as Exhibit 99.1.
Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      We issued a press release on March 3, 2009 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock. The press release is attached as Exhibit 99.2. The dividend is payable on April 10, 2009 to stockholders of record at the close of business on March 20, 2009. The dividend rate is the same as the previous quarter.


Item 6. Exhibits

Exhibit No.  Description of Exhibit
--------------------------------------------------------------------------------
  3.1  (a)   Articles of Incorporation
  3.2  (b)   Certificate of Amendment of Articles of Incorporation dated
             December 9, 1998
  3.3  (c)   Amended and Restated By-laws dated March 5, 2007
*10.1  **    Amendment dated December 9, 2008 to Restricted Stock Agreements dated March 1, 2002 and October 14, 2004, and to Agreements to
             Defer Restricted Stock dated February 26, 2004 between the
             Registrant and its CEO
*10.2  **    Form of Amendment dated December 9, 2008 to Restricted Stock
             Agreement dated March 1, 2002 between the Registrant and certain senior officers
*10.3  **    Form of Amendment dated December 9, 2008 to 2006 Stock Incentive
             Plan - Stock Unit Agreement for Non-Employee Directors
*10.4  **    Form of Amendment dated December 9, 2008 to Excise Tax Restoration
             Agreement between the Registrant and its directors and named executive officers dated March 6, 2006
31.1   **    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2   **    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1   **    Section 1350 Certification of Chief Executive Officer
32.2   **    Section 1350 Certification of Chief Financial Officer
99.1   **    Press release dated March 3, 2009
99.2   **    Press release dated March 3, 2009

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


March 4, 2009
-------------
(Date)