Form 10-Q
period 2009-04-30
FINANCIAL FEDERAL CORP
filed 2009-06-05
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2009

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

              For the transition period from__________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]   Accelerated filer [  ]  Non-accelerated filer [  ]
Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock on June 1, 2009 was 25,876,654.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                      for the quarter ended April 30, 2009

                                TABLE OF CONTENTS

Part I - Financial Information                                          Page No.
---------------------------------------------------------------------   --------

Item 1.   Financial Statements:

          Consolidated Balance Sheets at April 30, 2009 (unaudited)
             and July 31, 2008 (audited)                                   1

          Consolidated Income Statements for the three and nine
             months ended April 30, 2009 and 2008 (unaudited)              2

          Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended April 30, 2009 and 2008
             (unaudited)                                                   3

          Consolidated Statements of Cash Flows for the nine months
             ended April 30, 2009 and 2008 (unaudited)                     4

          Notes to Consolidated Financial Statements (unaudited)           5-11

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          12-22

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      22

Item 4.   Controls and Procedures                                         22


Part II - Other Information
---------------------------------------------------------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     23

Item 5.   Other Information                                               23

Item 6.   Exhibits                                                        23

Signatures                                                                24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

===========================================================================================
                                                            April 30, 2009*   July 31, 2008
===========================================================================================
ASSETS
Finance receivables                                             $1,679,811       $1,940,792
Allowance for credit losses                                        (24,899)         (24,769)
-------------------------------------------------------------------------------------------
   Finance receivables - net                                     1,654,912        1,916,023
Cash                                                                 7,451            8,232
Other assets                                                        20,476           18,613
-------------------------------------------------------------------------------------------
     TOTAL ASSETS                                               $1,682,839       $1,942,868
===========================================================================================

LIABILITIES
Debt:
   Long-term ($5,400 at April 30, 2009 and $1,400 at
     July 31, 2008 owed to related parties)                     $1,089,000       $1,189,000
   Short-term                                                      109,000          278,000
Accrued interest, taxes and other liabilities                       40,895           60,996
-------------------------------------------------------------------------------------------
   Total liabilities                                             1,238,895        1,527,996
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                 --               --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 25,867 at April 30, 2009 and 25,673 at
   July 31, 2008                                                    12,933           12,836
Additional paid-in capital                                         145,500          139,490
Retained earnings                                                  287,635          265,026
Accumulated other comprehensive loss                                (2,124)          (2,480)
-------------------------------------------------------------------------------------------
   Total stockholders' equity                                      443,944          414,872
-------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,682,839       $1,942,868
===========================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS *
                    (In thousands, except per share amounts)

============================================================================================
                                                   Three Months Ended      Nine Months Ended
                                                            April 30,              April 30,
                                                   -----------------------------------------
                                                       2009      2008        2009       2008
============================================================================================
Finance income                                     $ 37,587  $ 46,361    $121,193   $144,665
Interest expense                                     11,424    17,239      39,742     59,847
--------------------------------------------------------------------------------------------

   Net finance income before provision for credit
     losses on finance receivables                   26,163    29,122      81,451     84,818

Provision for credit losses on finance receivables    2,000     1,500       5,500      2,700
--------------------------------------------------------------------------------------------

   Net finance income                                24,163    27,622      75,951     82,118

Gain on debt retirement                                  --        --       1,588         --
Salaries and other expenses                          (7,338)   (6,922)    (21,744)   (20,283)
--------------------------------------------------------------------------------------------

   Income before provision for income taxes          16,825    20,700      55,795     61,835

Provision for income taxes                            6,520     8,008      21,513     23,893
--------------------------------------------------------------------------------------------

     NET INCOME                                    $ 10,305  $ 12,692   $  34,282   $ 37,942
============================================================================================

EARNINGS PER COMMON SHARE:
     Diluted                                       $   0.41  $   0.51   $    1.37   $   1.52
============================================================================================
     Basic                                         $   0.42  $   0.52   $    1.39   $   1.55
============================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)

=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings            Loss       Total
=======================================================================================================
BALANCE - JULY 31, 2007          25,760    $12,880     $129,167    $244,646         $ 1,060    $387,753
 Net income                          --         --           --      37,942              --      37,942
 Unrealized loss on cash flow
  hedge, after $(2,291) of tax       --         --           --          --          (3,624)     (3,624)
 Reclassification of realized
  gain in net income, after
  $(24) of tax                       --         --           --          --             (36)        (36)
                                                                                               --------
     Comprehensive income                                                                        34,282
                                                                                               --------
 Stock repurchased (retired)       (713)      (357)      (3,782)    (14,317)             --     (18,456)
 Stock plan activity:
   Shares issued                    453        227        2,724          --              --       2,951
   Compensation recognized           --         --        5,907          --              --       5,907
   Excess tax benefits               --         --          257          --              --         257
 Common stock cash dividends         --         --           --     (11,542)             --     (11,542)
-------------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 2008         25,500    $12,750     $134,273    $256,729         $(2,600)   $401,152
=======================================================================================================


=======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings            Loss       Total
=======================================================================================================
BALANCE - JULY 31, 2008          25,673    $12,836     $139,490    $265,026         $(2,480)   $414,872
 Net income                          --         --           --      34,282              --      34,282
 Reclassification of realized
  net loss in net income,
  after $224 of tax                  --         --           --          --             356         356
                                                                                               --------
     Comprehensive income                                                                        34,638
                                                                                               --------
 Stock repurchased (retired)        (37)       (18)        (722)        (36)             --        (776)
 Stock plan activity:
   Shares issued                    231        115          435          --              --         550
   Compensation recognized           --         --        6,278          --              --       6,278
   Excess tax benefits               --         --           19          --              --          19
 Common stock cash dividends         --         --           --     (11,637)             --     (11,637)
-------------------------------------------------------------------------------------------------------
BALANCE - APRIL 30, 2009         25,867    $12,933     $145,500    $287,635         $(2,124)   $443,944
=======================================================================================================

*  Unaudited

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS *
                                 (In thousands)

============================================================================================
Nine Months Ended April 30,                                            2009             2008
============================================================================================
Cash flows from operating activities:
  Net income                                                      $  34,282        $  37,942
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization of deferred origination costs and fees             12,406           13,411
     Stock-based compensation                                         3,739            3,593
     Provision for credit losses on finance receivables               5,500            2,700
     Depreciation and amortization                                    1,121              527
     Gain on debt retirement                                         (1,588)              --
     Increase in other assets                                          (148)          (5,612)
     Decrease in accrued interest, taxes and other
      liabilities                                                   (20,306)         (11,461)
     Excess tax benefits from stock-based awards                        (19)            (257)
--------------------------------------------------------------------------------------------
         Net cash provided by operating activities                   34,987           40,843
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                   (427,825)        (715,474)
  Finance receivables collected and repossessed assets
   sales proceeds                                                   671,244          819,462
--------------------------------------------------------------------------------------------
         Net cash provided by investing activities                  243,419          103,988
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank borrowings, net (decrease) increase                          (26,000)         126,550
  Commercial paper, net decrease                                    (16,000)        (222,800)
  Repayments of term asset securitization borrowings                (52,000)              --
  Repayments of convertible debentures                             (173,343)              --
  Proceeds from term notes                                               --           75,000
  Repayments of term notes                                               --          (85,750)
  Payments for settlement of interest rate locks                         --           (5,915)
  Proceeds from stock option exercises                                  505            2,906
  Common stock issued                                                    45               45
  Common stock cash dividends                                       (11,637)         (11,542)
  Common stock repurchased                                             (776)         (18,456)
  Excess tax benefits from stock-based awards                            19              257
--------------------------------------------------------------------------------------------
         Net cash used in financing activities                     (279,187)        (139,705)
--------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                        (781)           5,126
Cash - beginning of period                                            8,232            5,861
--------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                              $   7,451        $  10,987
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

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      Financial Federal Corporation ("FFC") is a holding company operating primarily through one subsidiary to provide collateralized lending, financing and leasing services nationwide to small and medium sized businesses in the general construction, road and infrastructure construction and repair, road transportation and refuse industries. We lend against, finance and lease a wide range of new and used revenue-producing, essential-use equipment including cranes, earthmovers, personnel lifts, trailers and trucks.

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

      In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three and nine months ended April 30, 2009 may not be indicative of full year results.

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

      The FASB issued Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", in June 2008. Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable dividend rights meet the definition of participating securities. Participating securities require the "two-class" method to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. We have 1,273,000 unvested shares of restricted stock and stock units with nonforfeitable rights to dividends. Based on this amount, our current dividend rate and number of shares of common stock outstanding, we estimate applying this FSP would reduce annual basic earnings per common share by $0.08. This FSP will not affect diluted earnings per share or net income.

      The FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)", in May 2008. This FSP requires a portion of this type of convertible debt to be recorded as equity and interest expense to be recorded on the debt portion at a rate that would have been charged on non-convertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. This FSP will apply to our 2.0% convertible debentures retrospectively for fiscal 2009 and 2008 but will not affect our consolidated financial statements for periods after April 30, 2009 because the convertible debentures were repaid in April 2009.

      We determined we would have been charged 4.2% on five-year non-convertible term debt when we issued the convertible debentures in April 2004. As a result, $6,200 of the convertible debentures net of $2,200 of deferred income taxes will be reclassified as equity as of August 1, 2007 (the beginning of the earliest fiscal period to be presented after the FSP takes effect). We will record the $6,200 reclassified amount as additional interest expense during the period from August 1, 2007 to April 14, 2009 (the last day interest was due on the debentures) using the interest method. Therefore, net income for fiscal 2009 and 2008 presented in future consolidated financial statements will be lower than the amounts reported previously.


NOTE 2 - FINANCE RECEIVABLES

      Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating interest rates, and direct financing leases as follows:

      =======================================================================
                                             April 30, 2009     July 31, 2008
      =======================================================================
      Loans:
         Fixed rate                              $1,387,557        $1,592,839
         Floating rate (indexed to the
          prime rate)                               142,533           168,793
      -----------------------------------------------------------------------
            Total loans                           1,530,090         1,761,632
      Direct financing leases *                     149,721           179,160
      -----------------------------------------------------------------------
               Finance receivables               $1,679,811        $1,940,792
      =======================================================================
      * includes residual values of $35,600 at April 30, 2009 and $42,300 at July 31, 2008

      Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused amount of these commitments was $19,300 at April 30, 2009 and $21,600 at July 31, 2008.

      Allowance for credit losses activity is summarized below:

      =========================================================================
                                         Three Months Ended   Nine Months Ended
                                                  April 30,           April 30,
                                         --------------------------------------
                                             2009      2008      2009      2008
      =========================================================================
      Allowance - beginning of period     $24,846   $24,133   $24,769   $23,992
         Provision                          2,000     1,500     5,500     2,700
         Write-downs                       (2,654)   (1,737)   (7,256)   (4,061)
         Recoveries                           707       781     1,886     2,046
      -------------------------------------------------------------------------
      Allowance - end of period           $24,899   $24,677   $24,899   $24,677
      =========================================================================
      Percentage of finance receivables      1.48%     1.23%     1.48%     1.23%
      =========================================================================
      Net charge-offs *                   $ 1,947   $   956   $ 5,370   $ 2,015
      =========================================================================
      Loss ratio **                          0.45%     0.19%     0.39%     0.13%
      =========================================================================
      *  write-downs less recoveries
      ** net charge-offs over average finance receivables, annualized

      Non-performing assets comprise impaired finance receivables and assets received to satisfy finance receivables as follows:

      =======================================================================
                                             April 30, 2009     July 31, 2008
      =======================================================================
      Impaired finance receivables                  $46,415           $33,542
      Assets received to satisfy finance
         receivables                                 15,507            13,182
      -----------------------------------------------------------------------
         Non-performing assets                      $61,922           $46,724
      =======================================================================

      The allowance for credit losses included $1,100 at April 30, 2009 and $900 at July 31, 2008 specifically allocated to $12,200 and $9,400 of impaired finance receivables, respectively. We did not recognize any income in the nine months ended April 30, 2009 or 2008 on impaired receivables before collecting our net investment. We repossessed assets to satisfy $36,900 and $26,700 of finance receivables in the nine months ended April 30, 2009 and 2008, respectively.

      We recorded $16,000 of impaired finance receivables based on the fair value of the collateral and $4,000 of assets received to satisfy finance receivables at fair value at April 30, 2009. We measured fair value using significant other observable inputs (Level 2); primarily quoted prices in active markets for identical or similar assets adjusted for their condition.


NOTE 3 - DEBT

      Debt is summarized below:

      =======================================================================
                                             April 30, 2009     July 31, 2008
      =======================================================================
      Fixed rate term notes:
         4.31% - 4.60% due 2013                  $   75,000        $   75,000
         4.96% - 5.00% due 2010 - 2011              275,000           275,000
         5.45% - 5.57% due 2011 - 2014              325,000           325,000
      -----------------------------------------------------------------------
            Total fixed rate term notes             675,000           675,000
      Asset securitization borrowings - term        117,000           169,000
      2.0% convertible debentures due 2034               --           175,000
      -----------------------------------------------------------------------
               Total term debt                      792,000         1,019,000
      Bank borrowings                               343,000           369,000
      Commercial paper                               63,000            79,000
      -----------------------------------------------------------------------
                  Total debt                     $1,198,000        $1,467,000
      =======================================================================

Convertible Debentures

      All holders of the $132,700 of 2.0% convertible debentures outstanding exercised their first five-year put option requiring us to repay the debentures at their principal amount in April 2009. We previously purchased $42,300 of the debentures in the open market under our common stock and convertible debt repurchase program in November 2008 and January 2009 for $40,643 resulting in a $1,588 debt retirement gain (net of $69 of unamortized deferred debt issuance costs).

Asset Securitization Borrowings

      We obtained a new $100,000 asset securitization facility and we obtained a two-month extension on our $325,000 asset securitization facility in April 2009. The $325,000 facility now expires in June 2009 and the $100,000 facility expires in April 2010. The facilities provide for committed revolving financing during their term and we can convert borrowings outstanding into amortizing term debt if they are not renewed. The amortizing term debt would be repaid monthly from collections of securitized receivables and would be repaid substantially within two years. The full amount of the facilities was unused and available for us to borrow at April 30, 2009.

      We converted $200,000 of revolving asset securitization borrowings into amortizing term debt in fiscal 2008. This lowered the amount of the facility to the current amount of $325,000. We are repaying the remaining $117,000 of these term borrowings monthly from collections of securitized receivables. The monthly repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under the $325,000 facility, and would increase if we borrow under this facility or convert this facility into amortizing term debt upon nonrenewal. The term debt will be repaid substantially in two years based on the amount of securitized receivables at April 30, 2009 and not borrowing under this facility.

      Finance receivables included $210,000 of securitized receivables at April 30, 2009 and $410,000 at July 31, 2008. The amount of receivables we can securitize is limited to 40% of our major operating subsidiary's receivables because of restrictions in its other debt agreements. This limit was $660,000 at April 30, 2009.

      Borrowings under these facilities and the amortizing term debt are limited to 92% of eligible securitized receivables and are without recourse. Securitized receivables classified as impaired or with terms outside of defined limits are ineligible to be borrowed against. These facilities also restrict the amount of net charge-offs of securitized receivables and the amount of delinquent receivables. These facilities would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

Bank Borrowings

      We have $455,000 of committed unsecured revolving credit facilities from ten banks with $95,000 expiring within one year and $360,000 expiring between September 2010 and February 2013, and $112,000 of these facilities was unused and available for us to borrow at April 30, 2009. Borrowings under these facilities can mature between 1 and 270 days and their interest rates are based on domestic money market rates or LIBOR. Borrowings outstanding at April 30, 2009 matured in May 2009, were reborrowed and remain outstanding. We incur a fee on the unused portion of the facilities. We renewed a $30,000 two-year facility for another two years in September 2008 and a $25,000 one-year facility expired in March 2009.

Other

      All of our debt and credit facilities were obtained through our major operating subsidiary except for the 2.0% convertible debentures (issued by FFC). The subsidiary's debt agreements and facilities have restrictive covenants limiting the subsidiary's indebtedness, encumbrances, investments, sales of assets, mergers and other business combinations, capital expenditures, interest coverage, net worth and dividends and other distributions to FFC. The subsidiary complied with all debt covenants and restrictions at April 30, 2009. None of the agreements or facilities has a material adverse change clause and all of our debt is senior.

      Long-term debt comprised the following:

      =======================================================================
                                             April 30, 2009     July 31, 2008
      =======================================================================
      Term notes                                 $  662,500        $  675,000
      Bank borrowings and commercial
         paper supported by bank credit
         facilities expiring after one year         360,000           410,000
      Asset securitization borrowings - term         66,500           104,000
      -----------------------------------------------------------------------
            Total long-term debt                 $1,089,000        $1,189,000
      =======================================================================


NOTE 4 - STOCKHOLDERS' EQUITY

      We received 37,000 shares of common stock from employees at an average price of $21.00 per share for the payment of $776 of income tax due on vested shares of restricted stock in the nine months ended April 30, 2009.

      We increased the amount authorized for repurchases under our common stock and convertible debt repurchase program by $35,282 in January 2009 and by $23,251 in September 2008, and $43,862 remained authorized for future repurchases at April 30, 2009. We established the program in fiscal 2007 and it does not have an expiration date.

      We paid quarterly cash dividends of $0.45 per share in the nine months ended April 30, 2009. In June 2009, we declared a $0.15 per share quarterly cash dividend payable in July 2009.

NOTE 5 - STOCK PLANS

      We have two stockholder approved stock plans; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan provides for the issuance of 2,500,000 shares of restricted stock, non-qualified or incentive stock options, stock appreciation rights, stock units and common stock to officers, other employees and directors with annual participant limits, and expires in December 2016. Awards may be performance-based. The exercise price of stock options cannot be less than the fair market value of our common stock when granted and their term is limited to ten years. There were 1,678,000 shares available for future grants under the 2006 Plan at April 30, 2009. The Amended MIP provides for the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and awards of performance-based cash or stock bonuses to our CEO and other selected officers. The Amended MIP expires in December 2011. There were 625,000 shares available for future grants under the Amended MIP at April 30, 2009.

      We also have a Supplemental Retirement Benefit ("SERP") for our CEO. We awarded 150,000 stock units in fiscal 2002 vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires after attaining age 62 and 131,000 units were vested at April 30, 2009.

      We awarded 55,000 restricted stock units to executive officers under the 2006 Plan in March 2009 vesting six months after the officer's service terminates after (i) the officer attains age 62 or (ii) August 2026 if earlier (twelve-year average). Unvested units are subject to forfeiture and a portion (based on the percentage of the vesting period elapsed) of the units would vest earlier upon certain qualifying employment terminations. Each unit represents the right to receive one share of common stock and the executives receive dividend equivalent payments when we pay dividends on our common stock. We also awarded 55,000 shares of restricted stock to other officers vesting annually in equal amounts over five years and we granted 15,000 non-qualified stock options to employees with a five-year term vesting 25% after one, two, three and four years.

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

      We awarded 10,000 restricted stock units under the 2006 Plan to non-employee directors in December 2008. The units vest in one year or earlier upon the sale of the Company or the director's death or disability. Unvested units are subject to forfeiture. Each unit represents the right to receive one share of common stock. Vested units will convert into shares of common stock when the director's service terminates. The directors also held 30,000 vested restricted stock units at April 30, 2009. The directors receive dividend equivalent payments on all units. We issued 2,000 shares of common stock under the 2006 Plan in December 2008 as payment of annual director retainer fees at a director's election. The price of our common stock on the date we issued these shares was $22.38.

      Shares of restricted stock, stock units and stock options are the only incentive compensation we provide (other than a cash bonus for the CEO) and we believe these stock-based awards further align employees' and directors' interests with those of our stockholders. We do not have a policy to repurchase shares in the open market, and we issue new shares, when we award shares of restricted stock or when options are exercised.

      Restricted stock activity for the nine months ended April 30, 2009 is summarized below (shares in thousands):

      =======================================================================
                                                             Weighted-Average
                                           Shares       Grant-Date Fair Value
      =======================================================================
      Unvested - August 1, 2008             1,176                      $26.20
         Granted                              205                       19.14
         Vested                              (180)                      22.15
         Forfeited                            (12)                      26.62
      -------------------------------------------
      Unvested - April 30, 2009             1,189                       25.59
      =======================================================================

      Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

      =======================================================================
      Nine Months Ended April 30,                          2009          2008
      =======================================================================
      Number of shares vested                               180           167
      Total intrinsic value *                            $3,700        $3,400
      Intrinsic value per share                           20.56         20.36
      Excess tax benefits (tax shortfall) realized           19           (43)
      =======================================================================
      * shares vested multiplied by the closing prices of our common stock on the dates vested

      Stock unit activity and related information for the nine months ended April 30, 2009 are summarized below (stock units in thousands):

      =======================================================================
                                                             Weighted-Average
                                            Units       Grant-Date Fair Value
      =======================================================================
      Outstanding - August 1, 2008            207                      $23.71
         Granted                               65                       18.47
         Converted into common stock           --                          --
      -------------------------------------------
      Outstanding - April 30, 2009            272                       22.46
      =======================================================================
      Vested - April 30, 2009                 188                      $23.68
      =======================================================================

      Stock option activity and related information for the nine months ended April 30, 2009 are summarized below (options and intrinsic value in thousands):

      =======================================================================
                                                  Weighted-Average
                                            ----------------------
                                            Exercise     Remaining  Intrinsic
                                   Options     Price  Term (years)     Value*
      =======================================================================
      Outstanding - August 1, 2008     892    $24.31
         Granted                        20     19.15
         Exercised                     (24)    21.24
         Expired unexercised           (94)    25.01
         Forfeited                     (25)    22.65
      ------------------------------------
      Outstanding - April 30, 2009     769     24.25           1.8    $1,100
      ======================================================================
      Exercisable - April 30, 2009     578    $24.06           1.3    $  900
      ======================================================================
      * number of in-the-money options multiplied by the difference between their average exercise price and the $24.61 closing price of our common stock on April 30, 2009

      Information on stock option exercises follows (in thousands, except intrinsic value per option):

      =======================================================================
      Nine Months Ended April 30,                          2009          2008
      =======================================================================
      Number of options exercised                            24           158
      Total intrinsic value *                             $  77        $1,300
      Intrinsic value per option                           3.20          8.23
      Excess tax benefits realized                           --           300
      =======================================================================
      * options exercised multiplied by the difference between their exercise prices and the closing prices of our common stock on the exercise dates

      Future compensation expense (before deferral) for stock-based awards unvested at April 30, 2009 and expected to vest, and the average expense recognition periods follow:

      =======================================================================
                                     Expense           Weighted-Average Years
      =======================================================================
      Restricted stock               $17,600                              5.2
      Stock units                      1,000                              7.0
      Stock options                      700                              2.0
      --------------------------------------
         Total                       $19,300                              5.2
      =======================================================================

      Compensation recorded, deferred, included in salaries and other expenses, and tax benefits recorded for stock-based awards follow:

      =========================================================================
                                         Three Months Ended   Nine Months Ended
                                                  April 30,           April 30,
                                         --------------------------------------
                                               2009    2008       2009     2008
      =========================================================================
      Total stock-based compensation         $2,111   $1,946    $6,278   $5,907
      Deferred stock-based compensation         841      793     2,539    2,314
      -------------------------------------------------------------------------
         Net stock-based compensation in
            salaries and other expenses      $1,270   $1,153    $3,739   $3,593
      =========================================================================
      Tax benefits                           $  464   $  429    $1,362   $1,326
      =========================================================================


NOTE 6 - EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

      =========================================================================
                                         Three Months Ended   Nine Months Ended
                                                  April 30,           April 30,
                                         --------------------------------------
                                             2009      2008      2009      2008
      =========================================================================
      Net income                          $10,305   $12,692   $34,282   $37,942
      =========================================================================
      Weighted-average common shares
        outstanding (used for basic EPS) 24,724 24,359 24,623 24,459 Effect of dilutive securities:
        Shares of restricted stock and
          stock units                         433       284       434       335
        Stock options                          10        46         9        94
        Shares issuable from convertible
         debt                                  --        --        --        59
      -------------------------------------------------------------------------
      Adjusted weighted-average common
        shares outstanding (used for
        diluted EPS)                       25,167    24,689    25,066    24,947
      =========================================================================
      Net income per common share:
        Diluted                           $  0.41   $  0.51   $  1.37   $  1.52
      =========================================================================
        Basic                             $  0.42   $  0.52   $  1.39   $  1.55
      =========================================================================
      Antidilutive shares of restricted
        stock, stock units and stock
        options *                             961     1,257       809       964
      =========================================================================
      * excluded from the calculation because they would have increased diluted EPS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Financial Federal Corporation is an independent financial services company operating in the United States through three wholly owned subsidiaries. We do not have any unconsolidated subsidiaries, partnerships or joint ventures. We also do not have any off-balance sheet assets or liabilities (other than commitments to extend credit), goodwill, other intangible assets or pension obligations, and we are not involved in income tax shelters. We have two fully consolidated special purpose entities for our on-balance-sheet asset securitization facilities.

      We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms between two and five years and require monthly payments. The average transaction size is approximately $250,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend. Therefore, liquidity (money currently available for us to borrow) is very important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 70% of our finance receivables were funded with debt at April 30, 2009.

      Our main areas of focus are (i) asset quality (ii) liquidity (iii) net interest spread (the difference between the rates we earn on our receivables and the rates we incur on our debt) and (iv) interest rate risk. Changes in the asset quality of our finance receivables can affect our profitability significantly. Classifying receivables as impaired, incurring write-downs and incurring costs associated with non-performing assets can have an adverse affect on our finance income, provisions for credit losses and operating expenses. Changes in market interest rates can also affect our profitability significantly because interest rates on our finance receivables were 92% fixed and 8% floating, and interest rates on our debt were 56% fixed and 44% floating at April 30, 2009. We use various strategies to manage our credit risk and interest rate risk. Each of these four areas is integral to our long-term profitability and we discuss them in detail in separate sections of this discussion.

      Our key operating statistics are net charge-offs, loss ratio, non-performing assets, delinquencies, leverage, available liquidity, receivables growth, return on equity, net interest margin and net interest spread, and expense and efficiency ratios.

Significant events

      We obtained a new $100.0 million asset securitization facility in April 2009. The facility provides for committed revolving financing through April 2010. We discuss this facility further in the Liquidity and Capital Resources section. We also obtained a two-month extension on our existing $325.0 million securitization facility. This facility now expires in June 2009 and we believe we will be able to renew it for another year before the extension expires.

      We repaid the $132.7 million of 2.0% convertible debentures in April 2009 at their principal amount because all holders chose to exercise their first five-year put option as we expected. We previously purchased $42.3 million of the debentures in the open market in the second quarter of fiscal 2009 for $40.6 million resulting in a $1.6 million debt retirement gain (net of $0.1 million of unamortized deferred debt issuance costs).

      It is still difficult and expensive for finance companies to obtain or renew financing because of credit market conditions. Most banks and other lenders, including all of our funding sources, remain reluctant or unable to provide or are charging prohibitively high credit spreads on new financing. Credit spread is the percentage amount lenders charge above a base market interest rate. Our cost of debt will increase considerably as we obtain or renew financing if credit spreads persist at these levels. The credit spread on our new asset securitization facility and the proposed credit spread on the asset securitization facility we expect to renew are higher than the credit spread we are currently being charged.

      The U.S. government has taken unprecedented, drastic steps to support credit markets and improve the flow of capital. The Federal Reserve has lowered its target Federal Funds Rate ten times since September 2007 to between 0.00% and 0.25%; the lowest level in history. This includes three decreases totaling 175 basis points during the first nine months of fiscal 2009. The government has also injected over $1.0 trillion into the financial system through several programs to prevent it from failing and to encourage lending.

      Our available liquidity has increased by $234.0 million to $474.0 million at April 30, 2009 from $240.0 million at July 31, 2007 (the approximate start of the credit markets crisis). The increase resulted from significantly lower receivable originations, our ability to obtain and renew financing and strong operating cash flows. Based on the amount of our available liquidity, the maturity and expiration dates of our debt and credit facilities, and receivable originations and collections continuing at recent levels, we do not anticipate a need for any new financing until the third quarter of fiscal 2011. We discuss our liquidity and debt in the Liquidity and Capital resources section.

      In addition, our cost of debt has decreased during the crisis because (i) short-term market interest rates decreased significantly (ii) the relatively small amount of expiring credit facilities and maturing debt have limited the impact of higher credit spreads and (iii) we have $455.0 million of low-cost committed bank credit facilities without any restrictions on borrowing the full amount. Our cost of debt was 3.75% in the third quarter of fiscal 2009 compared to 5.35% in the fourth quarter of fiscal 2007 (the quarter before the crisis started). We expect our cost of debt will increase because short-term market interest rates are at historic lows and we will be charged higher credit spreads as we renew or obtain financing. We discuss our cost of debt in the Market Interest Rate Risk and Sensitivity section.

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

Allowance for Credit Losses

      The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total finance receivables, net charge-off experience, impaired and delinquent finance receivables and our current assessment of the risks inherent in our finance receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. We would need to record a $1.7 million provision for each 0.10% required increase in the allowance. The allowance was $24.9 million (1.48% of finance receivables) at April 30, 2009 including $1.1 million specifically allocated to impaired receivables.

      The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in finance receivables not impaired (the "general allowance"). We evaluate the fair values of impaired receivables and compare them to the carrying amounts. The carrying amount is the amount receivables are recorded at when we evaluate them and may include prior write-downs or a specific allowance. If our fair value estimate is lower than the carrying amount, we record a write-down or establish a specific allowance depending on (i) how we determined fair value (ii) how certain we are of our fair value estimate and (iii) the level and type of factors and items other than the primary collateral supporting our fair value estimate, such as guarantees and secondary collateral. We do not have a fixed formula or a pre-determined period of past due status to record write-downs or specific reserves and we do not write-off our entire net investment because our receivables are secured by collateral that retains value and we do not lend to consumers.

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

Non-Performing Assets

      We record impaired finance receivables and repossessed equipment (assets received to satisfy receivables) at their current estimated fair value (if less than their carrying amount). We estimate fair value of these non-performing assets by evaluating the market value and condition of the collateral or assets and the expected cash flows of impaired receivables. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Non-performing assets totaled $61.9 million (3.7% of finance receivables) at April 30, 2009.

Residual Values

      We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not realize the full amount of recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values totaled $35.6 million (2.1% of finance receivables) at April 30, 2009. Historically, we have realized recorded residual values on disposition.

Income Taxes

      We record a liability for uncertain income tax positions by (i) identifying the uncertain tax positions we take on our income tax returns (ii) determining if these positions would more likely than not be allowed by a taxing authority and (iii) estimating the amount of tax benefit to record if these tax positions pass the more-likely-than-not test. Therefore, we record a liability for tax benefits from positions failing the test and from positions where the full amount of the tax benefits are not expected to be realized. Identifying uncertain tax positions, determining if they pass the test and determining the liability to record requires significant judgment because tax laws are complicated and subject to interpretation, and because we have to assess the likely outcome of hypothetical challenges to these positions by taxing authorities. Actual outcomes of these uncertain tax positions differing from our assessments significantly and taxing authorities examining positions we did not consider uncertain could require us to record additional income tax expense including interest and penalties. This would lower net income. The gross liability recorded for uncertain tax positions was $1.2 million at July 31, 2008 and we do not expect this amount to change in fiscal 2009 significantly.

Stock-Based Compensation

      We record compensation expense only for stock-based awards expected to vest. Therefore, we must estimate expected forfeitures of stock awards. This requires significant judgment and an analysis of historical data. We would need to record more compensation expense for stock awards if expected forfeitures exceed actual forfeitures. Our average expected annual rate of forfeitures on all stock awards was 2.3% at April 30, 2009 resulting in 0.2 million stock awards expected to be forfeited.


Results of Operations

Comparison of three months ended April 30, 2009 to three months ended April 30, 2008

      ========================================================================
                                      Three Months Ended
                                               April 30,
      ($ in millions, except per      ------------------
      share amounts)                     2009       2008   $ Change   % Change
      ========================================================================
      Finance income                    $37.6      $46.3     $ (8.7)       (19)%
      Interest expense                   11.4       17.2       (5.8)       (34)
         Net finance income before
           provision for credit losses   26.2       29.1       (2.9)       (10)
      Provision for credit losses         2.0        1.5        0.5         33
      Salaries and other expenses         7.4        6.9        0.5          6
      Provision for income taxes          6.5        8.0       (1.5)       (19)
         Net income                      10.3       12.7       (2.4)       (19)

      Diluted earnings per share         0.41       0.51      (0.10)       (20)
      Basic earnings per share           0.42       0.52      (0.10)       (19)

      Return-on-equity                    9.6%      13.0%
      ========================================================================

      Net income decreased by 19% to $10.3 million in the third quarter of fiscal 2009 from $12.7 million in the third quarter of fiscal 2008 because the effects of the 15% decrease in average receivables and higher non-performing assets exceeded the effects of lower short-term market interest rates.

      Finance income decreased by 19% to $37.6 million in the third quarter of fiscal 2009 from $46.3 million in the third quarter of fiscal 2008 because (i) average finance receivables decreased 15% ($300.0 million) to $1.75 billion from $2.05 billion (ii) the yield on finance receivables decreased to 8.82% from 9.21% mostly due to the prime rate averaging 240 basis points (2.40%) lower and, to a lesser extent, (iii) higher impaired (non-accrual) receivables. Changes in the prime rate affect the yield on receivables because 8% of our receivables are floating rate and indexed to prime.

      Interest expense (incurred on debt used to fund finance receivables) decreased by 34% to $11.4 million in the third quarter of fiscal 2009 from $17.2 million in the third quarter of fiscal 2008 because our average debt decreased 21% ($327.0 million) and our cost of debt decreased to 3.75% from 4.44%. Lower short-term market interest rates caused the decrease in our cost of debt because the interest rates on over 40% of our debt were indexed to short-term market interest rates. We discuss this in the Market Interest Rate Risk and Sensitivity section.

      Net finance income before provision for credit losses on finance receivables decreased to $26.2 million in the third quarter of fiscal 2009 from $29.1 million in the third quarter of fiscal 2008. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) increased to 6.14% from 5.79% because of lower short-term market interest rates.

      The provision for credit losses on finance receivables was $2.0 million in the third quarter of fiscal 2009 and $1.5 million in the third quarter of fiscal 2008. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. Net charge-offs (write-downs of finance receivables less recoveries) increased to $1.9 million in the third quarter of fiscal 2009 from $1.0 million in the third quarter of fiscal 2008, and the loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) increased to 0.45% from 0.19%. Net charge-offs have been increasing because of higher non-performing assets, worsening economic conditions and declining collateral values. We discuss the allowance and net charge-offs further in the Finance Receivables and Asset Quality section.

      Salaries and other expenses increased by 6% to $7.4 million in the third quarter of fiscal 2009 from $6.9 million in the third quarter of fiscal 2008 because we deferred a lower percentage of salary costs due to the decrease in receivables originated. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) worsened to 1.72% from 1.38% because expenses increased and receivables decreased. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) worsened to 28.0% from 23.7% because expenses increased and net finance income before provision for credit losses decreased.

      Diluted earnings per share decreased by 20% to $0.41 in the third quarter of fiscal 2009 from $0.51 in the third quarter of fiscal 2008, and basic earnings per share decreased by 19% to $0.42 from $0.52 because of the decrease in net income.

Comparison of nine months ended April 30, 2009 to nine months ended April 30,
2008

      ========================================================================
                                       Nine Months Ended
                                               April 30,
      ($ in millions, except per       -----------------
      share amounts)                     2009       2008   $ Change   % Change
      ========================================================================
      Finance income                   $121.2     $144.7     $(23.5)       (16)%
      Interest expense                   39.7       59.9      (20.2)       (34)
      Net finance income before
         provision for credit losses     81.5       84.8       (3.3)        (4)
      Provision for credit losses         5.5        2.7        2.8        104
      Gain on debt retirement             1.6         --        1.6        100
      Salaries and other expenses        21.8       20.3        1.5          7
      Provision for income taxes         21.5       23.9       (2.4)       (10)
      Net income                         34.3       37.9       (3.6)       (10)

      Diluted earnings per share         1.37       1.52      (0.15)       (10)
      Basic earnings per share           1.39       1.55      (0.16)       (10)

      Return-on-equity                   10.7%      12.8%

      Excluding the debt retirement gain:
      -----------------------------------
        Net income                     $ 33.3     $ 37.9     $ (4.6)       (12)%

        Diluted earnings per share       1.33       1.52      (0.19)       (13)
        Basic earnings per share         1.35       1.55      (0.20)       (13)

        Return-on-equity                 10.3%      12.8%
      ========================================================================

      Net income decreased by 10% to $34.3 million in the first nine months of fiscal 2009 from $37.9 million in the first nine months of fiscal 2008. Without the $1.0 million after-tax debt retirement gain, net income decreased by 12%. Net income without the after-tax debt gain decreased because the effects of the 12% decrease in average receivables and higher non-performing assets exceeded the effects of lower short-term market interest rates.

      Finance income decreased by 16% to $121.2 million in the first nine months of fiscal 2009 from $144.7 million in the first nine months of fiscal 2008 because (i) average finance receivables decreased 12% ($253.0 million) to $1.84 billion from $2.09 billion (ii) the yield on finance receivables decreased to 8.82% from 9.24% mostly due to the prime rate averaging 300 basis points (3.00%) lower and, to a lesser extent, (iii) higher impaired receivables.

      Interest expense decreased by 34% to $39.7 million in the first nine months of fiscal 2009 from $59.9 million in the first nine months of fiscal 2008 because our average debt decreased 17% ($272.0 million) and our cost of debt decreased to 3.95% from 4.94%. Lower short-term market interest rates caused the decrease in our cost of debt because the interest rates on over 40% of our debt were indexed to short-term market interest rates.

      Net finance income before provision for credit losses on finance receivables decreased to $81.5 million in the first nine months of fiscal 2009 from $84.8 million in the first nine months of fiscal 2008. Net interest margin increased to 5.92% from 5.42% because of lower short-term market interest rates.

      The provision for credit losses on finance receivables was $5.5 million in the first nine months of fiscal 2009 and $2.7 million in the first nine months of fiscal 2008. Net charge-offs increased to $5.4 million in the first nine months of fiscal 2009 from $2.0 million in the first nine months of fiscal 2008, and the loss ratio increased to 0.39% from 0.13%. Net charge-offs have been increasing because of higher non-performing assets, worsening economic conditions and declining collateral values.

      Salaries and other expenses increased by 7% to $21.8 million in the first nine months of fiscal 2009 from $20.3 million in the first nine months of fiscal 2008 because of higher non-performing asset costs and, to a lesser extent, because we deferred a lower percentage of salary costs. The expense ratio worsened to 1.58% from 1.30% because expenses increased and receivables decreased. The efficiency ratio worsened to 26.7% from 23.9% because expenses increased and net finance income before provision for credit losses decreased.

      Diluted earnings per share decreased by 10% to $1.37 in the first nine months of fiscal 2009 from $1.52 in the first nine months of fiscal 2008, and basic earnings per share decreased by 10% to $1.39 from $1.55 because of the decrease in net income. The $1.0 million after-tax debt retirement gain increased diluted and basic earnings per share by $0.04 in the first nine months of fiscal 2009. Without this gain, diluted and basic earnings per share each decreased by 13%.

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

      ========================================================================
                                     April 30,   July 31,
      ($ in millions)                   2009 *     2008 *   $ Change  % Change
      ========================================================================
      Finance receivables             $1,679.8   $1,940.8    $(261.0)      (13)%
      Allowance for credit losses         24.9       24.8        0.1         1
      Non-performing assets               61.9       46.7       15.2        33
      Delinquent finance receivables      44.7       22.9       21.8        95
      Net charge-offs                      5.4        2.9        2.5        88

      As a percentage of receivables:
      -------------------------------
      Allowance for credit losses         1.48%      1.28%
      Non-performing assets               3.69       2.41
      Delinquent finance receivables      2.66       1.18
      Net charge-offs (loss ratio)        0.39       0.19
      ========================================================================
      * as of and for the nine months ended

      Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 91% ($1.53 billion) of finance receivables and leases were 9% ($150 million) at April 30, 2009. Finance receivables decreased $261.0 million or 13% in the first nine months of fiscal 2009 because of lower originations.

      We originated $77.0 million of finance receivables in the third quarter of fiscal 2009 compared to $232.0 million in the third quarter of fiscal 2008, and we originated $428.0 million in the first nine months of fiscal 2009 compared to $715.0 million in the first nine months of fiscal 2008. Originations have been decreasing because the recession has reduced equipment financing demand significantly and because we are approving transactions selectively to preserve asset quality. We collected $193.0 million of finance receivables and repossessions in the third quarter of fiscal 2009 compared to $288.0 million in the third quarter of fiscal 2008, and we collected $671.0 million in the first nine months of fiscal 2009 compared to $819.0 million in the first nine months of fiscal 2008. Collections decreased because of fewer prepayments and lower receivables.

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

      Our underwriting policies also limit our credit exposure with any customer. The limit was $39.0 million at April 30, 2009. Our ten largest customers accounted for 7.5% ($126.0 million) of total finance receivables at April 30, 2009 compared to 6.4% ($125.0 million) at July 31, 2008.

      Our allowance for credit losses was $24.9 million at April 30, 2009 compared to $24.8 million at July 31, 2008, and the allowance level increased to 1.48% of finance receivables from 1.28%. The allowance is our estimate of losses inherent in our finance receivables. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors. Our estimates of inherent losses increased during the first nine months of fiscal 2009 because of higher net charge-offs, delinquencies and non-performing assets.

      Net charge-offs of finance receivables (write-downs less recoveries) were $5.4 million in the first nine months of fiscal 2009 compared to $2.9 million in the last nine months of fiscal 2008 (the prior nine month period) and the loss ratios were 0.39% and 0.19%. Net charge-offs were $1.9 million in the third quarter of fiscal 2009 compared to $2.0 million in the second quarter of fiscal 2009 and the loss ratios were 0.45% and 0.44%. Net charge-offs have been increasing because the recession is having an adverse impact on our customers' cash flows and collateral values.

      The net investments in impaired finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
                                          April 30,     July 31,      April 30,
                                               2009         2008           2008
      =========================================================================
      Impaired receivables *                  $46.4        $33.5          $31.7
      Repossessed equipment                    15.5         13.2            8.8
      -------------------------------------------------------------------------
         Total non-performing assets          $61.9        $46.7          $40.5
      =========================================================================
      Delinquent receivables                  $44.7        $22.9          $22.9
      =========================================================================
      Impaired receivables not delinquent        42%          52%            63%
      =========================================================================
      * before specifically allocated allowance of $1.1 million at April 30, 2009, $0.9 million at July 31, 2008 and $0.8 million at April 30, 2008

      We expect the trend of increases in net charge-offs, impaired and delinquent receivables and repossessed equipment to continue because of the recession and credit market conditions. This could require us to record higher provisions for credit losses.


Liquidity and Capital Resources

      We describe our need for raising capital (debt and equity), our need to maintain a substantial amount of liquidity (money currently available for us to borrow), how we manage liquidity and our current funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity, credit ratings and debt diversification. Our leverage is low for a finance company, we have ample liquidity available, we have been successful in issuing debt and our debt is diversified with maturities staggered over five years. We are not dependent on any of our funding sources or providers.

      Liquidity and access to capital are vital to our operations and growth. We need continued availability of funds to originate or acquire finance receivables and to repay debt. To ensure we have enough liquidity, we project our financing needs based on estimated receivables growth and maturing debt, we monitor capital markets closely, we diversify our funding sources and we stagger our debt maturities. Funding sources usually available to us include operating cash flow, private and public issuances of term debt, committed unsecured revolving bank credit facilities, conduit and term securitizations of finance receivables, secured term financings, dealer placed and direct issued commercial paper and sales of common and preferred equity. The external funding sources may not be available to us currently or may only be available at unfavorable terms because of credit markets conditions. However, we have $474.0 million available to borrow under our committed revolving bank and asset securitization facilities (after subtracting commercial paper outstanding) at April 30, 2009. Therefore, we do not have a current need for additional financing. We are also considering applying for a bank holding company charter. This could lead to adding FDIC insured deposits as a liquidity source.

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

      All of our debt and credit facilities were obtained through our major operating subsidiary except for the 2.0% convertible debentures (issued by FFC). The subsidiary's debt agreements and facilities have restrictive covenants limiting the subsidiary's indebtedness, encumbrances, investments, sales of assets, mergers and other business combinations, capital expenditures, interest coverage, net worth and dividends and other distributions to FFC. The subsidiary has always complied with all debt covenants and restrictions. None of the agreements or facilities has a material adverse change clause and all of our debt is senior.

      Our leverage (debt-to-equity ratio) has decreased to 2.7 at April 30, 2009 from 3.5 at July 31, 2008 and from 4.3 at July 31, 2007 because we have remained profitable while contracting during the credit markets crisis and recession. Debt decreased by 18% ($269.0 million) to $1.20 billion from $1.47 billion during the first nine months of fiscal 2009 and stockholders' equity increased by 7% ($29.0 million) to $443.9 million from $414.9 million. This low level of leverage allows for substantial asset growth and equity distributions and repurchases.

      Debt comprised the following ($ in millions):

      =========================================================================
                                         April 30, 2009           July 31, 2008
                                     ------------------      ------------------
                                       Amount   Percent        Amount   Percent
      =========================================================================
      Term notes                     $  675.0        56%     $  675.0        46%
      Bank borrowings                   343.0        29         369.0        25
      Asset securitization
        borrowings - term               117.0        10         169.0        12
      Commercial paper                   63.0         5          79.0         5
      Convertible debentures               --        --         175.0        12
      -------------------------------------------------------------------------
          Total debt                 $1,198.0       100%     $1,467.0       100%
      =========================================================================

Term Notes

      We issued the term notes between fiscal 2003 and 2008. They are five and seven year fixed rate notes with principal due at maturity between April 2010 and April 2014. Their average maturity was 2.2 years at April 30, 2009. Interest is payable semiannually.

Bank Credit Facilities

      We have $455.0 million of committed unsecured revolving credit facilities from ten banks with original terms ranging from two to five years, and $112.0 million was unused and available for us to borrow at April 30, 2009. The facilities expire between July 2009 and February 2013 with an average remaining term of 2.3 years and range from $15.0 million to $110.0 million. Borrowings under these facilities can mature between 1 and 270 days. Borrowings outstanding at April 30, 2009 matured in May 2009, were reborrowed and remain outstanding. We borrow amounts usually for one day, and also for one week or one month depending on interest rates, and roll the borrowings over when they mature depending on whether we issue or repay other debt.

      These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility immediately. None of the facilities are for commercial paper back-up only and the facilities do not have usage fees. These facilities might be renewed, extended or increased before they expire. We renewed a $30.0 million two-year facility for another two years in September 2008 and a $25.0 million one-year facility expired in March 2009.

Asset Securitization Financings

      We have $425.0 million of asset securitization facilities that provide for committed revolving financing during their term and we can convert borrowings into amortizing term debt if the facilities are not renewed. The amortizing term debt would be repaid monthly from collections of securitized receivables and would be repaid substantially within two years. The full amount of the facilities was unused and available for us to borrow at April 30, 2009.

      We converted $200.0 million of revolving asset securitization borrowings into amortizing term debt in fiscal 2008 and are repaying the remaining $117.0 million monthly from collections of securitized receivables. The monthly repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under our $325.0 million facility, and would increase if we borrow under this facility or convert this facility into amortizing term debt upon nonrenewal. The term debt will be repaid substantially in two years based on the amount of securitized receivables at April 30, 2009 and not borrowing under this facility.

      Finance receivables included $210.0 million of securitized receivables at April 30, 2009 and $410.0 million at July 31, 2008. The amount of receivables we can securitize is limited to 40% of our major operating subsidiary's receivables because of restrictions in its other debt agreements. This limit was $660.0 million at April 30, 2009.

      Borrowings under these facilities and the amortizing term debt are limited to 92% of eligible securitized receivables and are without recourse. Securitized receivables classified as impaired or with terms outside of defined limits are ineligible to be borrowed against. These facilities also restrict the amount of net charge-offs of securitized receivables and the amount of delinquent receivables. These facilities would terminate if these restrictions are exceeded, and borrowings outstanding would then be repaid monthly from collections of securitized receivables.

Commercial Paper

      We issue commercial paper direct and through a $500.0 million dealer program with maturities between 1 and 270 days. The amount of commercial paper we could issue is limited to the lower of $500.0 million and the unused amount of our committed credit facilities ($537.0 million at April 30, 2009).

      There is still reduced demand for and higher credit spreads on commercial paper because of credit market conditions. As a result, our commercial paper has decreased to $63.0 million from $79.0 million during the first nine months of fiscal 2009 and from $289.7 million at July 31, 2007.

Stockholders' Equity

      We increased the amount authorized under our common stock and convertible debt repurchase program by $58.5 million in the first nine months of fiscal 2009. We also purchased $42.3 million of our convertible debentures under the program for $40.6 million and 37,000 shares of our common stock for $0.8 million, leaving $43.9 million authorized for future repurchases at April 30, 2009. We established the program in fiscal 2007 and it does not have an expiration date. Repurchases are discretionary and contingent upon many conditions.

      We paid $11.6 million of cash dividends and we received $0.5 million from stock option exercises in the first nine months of fiscal 2009.


Market Interest Rate Risk and Sensitivity

      We discuss how changes in market interest rates and credit spreads affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

      ========================================================================
                                        Three Months Ended   Nine Months Ended
                                                 April 30,           April 30,
                                        --------------------------------------
                                            2009      2008      2009      2008
      ========================================================================
      Net yield of finance receivables      8.82%     9.21%     8.82%     9.24%
      Cost of debt                          3.75      4.44      3.95      4.94
      ------------------------------------------------------------------------
          Net interest spread               5.07%     4.77%     4.87%     4.30%
      ========================================================================

      Our net interest spread was 30 basis points (0.30%) higher in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and was 57 basis points (0.57%) higher in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 because decreases in market interest rates lowered our cost of debt more than they lowered the net yield on our finance receivables as explained below. Short-term market interest rates have decreased significantly since July 2007 because the Federal Reserve lowered its target Federal Funds Rate more than 500 basis points (5.00%) in response to credit market and economic conditions. Short-term LIBOR rates decreased on average 450 basis points (4.50%) with overnight LIBOR decreasing more than 500 basis points to 0.23% at April 30, 2009. Interest rates on most of our floating rate debt are indexed to short-term LIBOR rates. This is the primary reason our cost of debt decreased in the first nine months of fiscal 2009. Decreases in short-term market interest rates also lowered the net yield because the rates on our floating rate receivables are indexed to the prime rate. The prime rate also decreased by 500 basis points since July 2007. Long-term market interest rates also decreased significantly. Lower long-term market interest rates normally would decrease the cost of new fixed-rate term debt and result in lower yields on finance receivable originations, but these effects have been offset largely by significantly higher credit spreads.

      Our net interest spread is sensitive to changes in short and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread and decreases in short-term rates increase it because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 44% of our debt is floating rate compared to floating rate receivables of only 8%.

      Credit spreads also affect our net interest spread. Changes in credit spreads affect the yield on our receivables when originated and the cost of our debt when issued. Credit spreads have increased significantly since the crisis in credit markets began. Our cost of debt will increase considerably as we obtain or renew financing if credit spreads remain high.

      Our net interest spread is also affected when the differences between short-term and long-term rates change. Long-term rates normally exceed short-term rates. When this excess narrows (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"), our net interest spread should decrease and when the yield curve widens our net interest spread should increase because the rates we charge our customers are largely determined by long-term market interest rates and rates on our floating rate debt are largely determined by short-term market interest rates. We can mitigate the effects of a flat or inverted yield curve by issuing long-term fixed rate debt.

      Our income is subject to the risk of rising short-term market interest rates and a flat or inverted yield curve because floating rate debt exceeded floating rate receivables by $380.5 million at April 30, 2009 (see the table below). The terms and prepayment experience of fixed rate receivables mitigate this risk. Receivables are collected monthly over short periods of two to five years with $584.0 million (38%) of fixed rate receivables scheduled to be collected in one year at April 30, 2009 and the average remaining life of fixed rate receivables excluding prepayments is approximately twenty months. Historically, annual collections have exceeded 50% of average receivables. We do not match the maturities of our debt to our receivables.

      We monitor and manage our exposure to potential adverse changes in market interest rates with derivative financial instruments and by changing the proportion of our fixed and floating rate debt. We may use derivatives to hedge our exposure to interest rate risk on existing debt and debt expected to be issued. We do not speculate with or trade derivatives. We had no derivatives outstanding during the first nine months of fiscal 2009.

      We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce quarterly net income by approximately $0.3 million at April 30, 2009 based on the scheduled repricing of floating rate debt, fixed rate debt maturing within one year and the expected effects on the yield of new receivables. This amount increases to $0.6 million excluding the effects on the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt is lower than fixed rate debt. Actual future changes in market interest rates and their effect on net income may differ from these amounts materially. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation. These hypothetical reductions of net income at April 30, 2008 were $0.5 million and $0.9 million excluding the effects on the yield of new receivables. The impact of this hypothetical increase in rates was lower at April 30, 2009 because our floating rate debt decreased by 28% to $523.0 million from $731.0 million at April 30, 2008.

      The fixed and floating rate amounts and percentages of our receivables and capital at April 30, 2009 follow ($ in millions):

      ==========================================================================
                                        Fixed Rate      Floating Rate
                                 -----------------    ---------------
                                   Amount  Percent    Amount  Percent      Total
      ==========================================================================
      Finance receivables        $1,537.3       92%   $142.5        8%  $1,679.8
      ==========================================================================

      Debt                       $  675.0       56%   $523.0       44%  $1,198.0
      Stockholders' equity          443.9      100        --       --      443.9
      --------------------------------------------------------------------------
        Total debt and equity    $1,118.9       68%   $523.0       32%  $1,641.9
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
      ==========================================================================

      Floating rate debt comprises bank borrowings, term asset securitization borrowings and commercial paper, and reprices (interest rates change based on current short-term market interest rates) after April 30, 2009 as follows:
$498.0 million (95%) in one month, $17.0 million (3%) in two to three months and $8.0 million (2%) in four to six months. Floating rate receivables only reprice when the prime rate changes. Repricing frequencies of floating rate debt follow ($ in millions):

      =========================================================================
                                     Balance     Repricing Frequency
      =========================================================================
      Bank borrowings                 $343.0     1 to 30 days
      Asset securitization
        borrowings - term              117.0     1 to 30 days
      Commercial paper                  63.0     1 to 180 days (40 day average)
      =========================================================================


New Accounting Standards

      Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements.


Forward-Looking Statements

      Statements in this report containing the words or phrases "expect," "anticipate," "may," "might," "believe," "appears," "intend," "estimate," "could," "should," "would," "will," "if," "outlook," "likely," "unlikely" and other words and phrases expressing our expectations are "forward-looking statements." Actual results could differ from those contained in the forward-looking statements materially because they involve various assumptions and known and unknown risks and uncertainties. Information about risk factors that could cause actual results to differ materially is discussed in "Part I,
Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended
July 31, 2008 and other sections of this report. Risk factors include (i) an economic slowdown (ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity (iv) rising short-term market interest rates and adverse changes in the yield curve (v) increased competition (vi) the inability to retain key employees and (vii) adverse conditions in the construction and road transportation industries. Forward-looking statements do not guarantee our future performance and apply only as of the date made. We are not required to update or revise them for future or unanticipated events or circumstances.


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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Our common stock repurchase activity for the third quarter of fiscal 2009 is summarized below:

                      ISSUER PURCHASES OF EQUITY SECURITIES
                      For the Quarter Ended April 30, 2009

==========================================================================================
                                           (c) Total Number of          (d) Maximum Number
                 (a) Total                    Shares Purchased      (or Approximate Dollar
                    Number   (b) Average   as Part of Publicly   Value) of Shares that May
                 of Shares    Price Paid    Announced Plans or      Yet Be Purchased Under
Month            Purchased     per Share              Programs       the Plans or Programs
==========================================================================================
March 2009          26,257        $19.91                26,257                 $43,958,000
April 2009           3,885         24.61                 3,885                  43,862,000
--------------------------------------------------------------
   Total            30,142        $20.52                30,142
==========================================================================================

      We established a $50.0 million common stock and convertible debt repurchase program in June 2007. We increased the amount authorized by $23.2 million in September 2008 and by an additional $35.3 million in January 2009. We purchased 0.9 million shares of common stock for $24.0 million and $42.3 million of convertible debentures for $40.6 million since the inception of the program through April 30, 2009. The program does not have an expiration date. We did not sell any unregistered shares of our common stock during the third quarter of fiscal 2009.


Item 5.  Other Information

      We issued a press release on June 2, 2009 reporting our results for the quarter ended April 30, 2009. The press release is attached as Exhibit 99.1.
Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

      We issued a press release on June 2, 2009 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock. The press release is attached as Exhibit 99.2. The dividend is payable on July 10, 2009 to stockholders of record at the close of business on June 19, 2009. The dividend rate is the same as the previous quarter.


Item 6.  Exhibits

Exhibit No.  Description of Exhibit
--------------------------------------------------------------------------------
  3.1  (a)    Articles of Incorporation
  3.2  (b)    Certificate of Amendment of Articles of Incorporation dated
              December 9, 1998
  3.3  (c)    Amended and Restated By-laws dated March 5, 2007
*10.1  **     Amendment dated March 3, 2009 to Equity Awards between the
              Registrant and its CEO
*10.2  **     Form of Stock Unit Agreement between the Registrant and certain senior officers
 31.1  **     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
 31.2  **     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
 32.1  **     Section 1350 Certification of Chief Executive Officer
 32.2  **     Section 1350 Certification of Chief Financial Officer
 99.1  **     Press release dated June 2, 2009
 99.2  **     Press release dated June 2, 2009

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


June 4, 2009
------------
(Date)