Form 10-K
period 2009-07-31
FINANCIAL FEDERAL CORP
filed 2009-09-28
CIK 854711

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

                     For the fiscal year ended July 31, 2009

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one)

        Large accelerated filer  [X]       Accelerated filer [ ]

        Non-accelerated filer    [ ]       Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was $513,744,398 based on the January 31, 2009 closing price of the registrant's common stock on the New York Stock Exchange. For purposes of calculating this amount, executive officers and directors of the registrant were deemed to be affiliates.

The number of shares outstanding of the registrant's common stock at September 15, 2009 was 25,904,128.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be held December 8, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           Annual Report on Form 10-K
                        for the year ended July 31, 2009

                                TABLE OF CONTENTS

Part I                                                                  Page No.
--------------------------------------------------------------------    --------

Item 1.  Business                                                        1-3

Item 1A. Risk Factors                                                    3-5

Item 1B. Unresolved Staff Comments                                       5

Item 2.  Properties                                                      5

Item 3.  Legal Proceedings                                               6

Item 4.  Submission of Matters to a Vote of Security Holders             6


Part II
--------------------------------------------------------------------

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities               6-7

Item 6.  Selected Financial Data                                         8

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       8-20

Item 7A. Quantitative and Qualitative Disclosures about Market Risk      20

Item 8.  Financial Statements and Supplementary Data                     21-39

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                        40

Item 9A. Controls and Procedures                                         40-41

Item 9B. Other Information                                               42


Part III
--------------------------------------------------------------------

Item 10. Directors, Executive Officers and Corporate Governance          42

Item 11. Executive Compensation                                          42

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                      42-43

Item 13. Certain Relationships and Related Transactions, and
         Director Independence                                           43

Item 14. Principal Accounting Fees and Services                          43


Part IV
--------------------------------------------------------------------

Item 15. Exhibits and Financial Statement Schedules                      43-44

Signatures                                                               45

PART I

ITEM 1. BUSINESS

     Financial Federal Corporation incorporated in Nevada in 1989. We are an independent financial services company with $1.5 billion of assets at July 31, 2009. We provide collateralized lending, financing and leasing services nationwide to small and medium sized businesses with annual revenues typically below $25 million in the general construction, road and infrastructure construction and repair, road transportation and refuse industries. We finance new and used revenue-producing, essential-use equipment from major manufacturers that is movable, has an economic life longer than the term financed, is not subject to rapid technological obsolescence, can be used in more than one type of business and has broad resale markets. We finance bulldozers, buses, cement mixers, compactors, concrete pumps, crawler cranes, earthmovers, excavators, hydraulic truck cranes, loaders, motor graders, pavers, personnel and material lifts, recycling equipment, resurfacers, rough terrain cranes, sanitation trucks, scrapers, trucks, truck tractors and trailers. Virtually all of our finance receivables are secured by a first lien on the equipment financed. We do not have reportable operating segments.

AVAILABLE INFORMATION

     Our website is http://www.financialfederal.com. The following filings are available in the Investor Relations section of our website under SEC Filings after they are filed with or furnished to the Securities and Exchange
Commission: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive Proxy Statements and any amendments. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters for our Audit Committee, Executive Compensation and Stock Option Committee, and Corporate Governance and Nominating Committee are available in the Investor Relations section of our website under Corporate Governance. These filings and charters are also available free to any stockholder on request to Financial Federal Corporation, 733 Third Avenue, New York, NY 10017, Attn:
Corporate Secretary. Please address requests for these filings and charters to 730 Third Avenue, New York, New York after October 2009. We will satisfy the disclosure requirements of Item 5.05 of Form 8-K by posting any amendments or waivers to our Code of Business Conduct and Ethics on our website.

MARKETING

     Our marketing activities are relationship and service oriented. We focus on providing prompt, responsive and customized service. Our marketing and managerial personnel average about twenty years of financing experience in the industries they serve. They are full-time employees compensated by salary, not commissions or bonuses, and most are granted equity awards. We believe their experience, knowledge of equipment values, resale markets and local economic and industry conditions, and their relationships with current and prospective customers enable us to compete by providing prompt, responsive and customized service. Our customer service includes making prompt credit decisions, arranging financing terms to meet customers' needs (and our underwriting criteria), providing customers with direct contact to our executives with decision-making authority, and giving prompt, knowledgeable responses to customers' inquiries and business issues.

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

ORIGINATING, STRUCTURING AND UNDERWRITING FINANCE RECEIVABLES

     We originate finance receivables generally between $50,000 and $1.5 million primarily with fixed interest rates and terms of two to five years. Finance receivables require monthly payments and include prepayment premium provisions. The average transaction size is approximately $250,000. Finance receivables include installment sales, secured loans and leases.

     Our underwriting policies and procedures are designed to maximize yields and minimize delinquencies and net charge-offs. We do not use computer credit scoring. We rely on the hands-on experience of our credit officers and management to assess creditworthiness and to evaluate collateral. At least two credit officers approve every transaction.

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

     We may require vendors and equipment users to submit a credit application. The application includes financial and other information of the applicant and any guarantors, and a description of the equipment. Our credit personnel analyze the application, investigate the applicant's and potential guarantor's credit, evaluate the collateral, investigate financial, trade and industry references and review the applicant's payment history. We may also obtain reports from credit reporting agencies and conduct lien, UCC, litigation, judgment, bankruptcy and tax searches. If we approve the application and the terms of the transaction are agreed to, we purchase an installment sale contract or lease from the vendor or enter into a finance or lease transaction with the equipment user. We fund the transaction upon receiving all necessary documents. Our customers are responsible for maintaining and insuring the equipment financed or leased and for any sales, use or property taxes.

     The procedures we use to purchase portfolios of finance receivables include reviewing and analyzing the terms of the receivables, the credit and payment history of the obligors, the documents, the value of the collateral and the yield.

COLLECTION AND SERVICING

     We instruct our customers to mail payments to bank lockboxes. Customers may also choose to pay electronically by automated direct payment, wire transfer or telephone. We monitor past due accounts closely and we are diligent in collecting past due payments. Our collection activities are performed by experienced personnel and managers in each operations center and may involve senior management or the legal department. Senior management reviews all past due accounts at least monthly. Decisions regarding collateral repossession and subsequent sale involve management and the legal department.

COMPETITION

     Our business is competitive. We compete with national and regional banks, manufacturer-owned and other finance and leasing companies, and other financial institutions. Some of our competitors may be better positioned to market their services and financing programs because of their ability to offer more favorable rates and terms and other services. Many of our competitors provide financing at rates lower than we may be willing to provide because they are much larger, have greater financial and other resources and may have lower funding costs. Many of our competitors have also received substantial financial assistance from the U.S. government because of the crisis in credit markets. We compete by emphasizing a high-level of equipment and financial expertise, customer service, flexibility in structuring transactions, management involvement in customer relationships and by attracting and retaining experienced managerial and marketing personnel.

EMPLOYEES

     We had 206 full-time employees at July 31, 2009. All employees and officers are salaried. We offer group health, life and disability insurance benefits, a qualified 401(k) plan and Section 125 cafeteria plans. We do not match employees' 401(k) contributions. None of our employees have collective bargaining arrangements. We consider our relations with employees to be satisfactory.

REGULATION

     Our commercial financing, lending and leasing activities are not subject to the same degree of regulation as consumer finance or banking activities. We are subject to Federal and State requirements and regulations covering motor vehicle transactions, licensing, documentation and lien perfection. States also limit the rates and fees we can charge. Our failure to comply with these regulations and requirements can result in loss of principal, interest, or finance charges, the imposition of penalties and restrictions on future business activities.

EXECUTIVE OFFICERS

     PAUL R. SINSHEIMER, 62, has served as Chairman of the Board and Chief Executive Officer of the Company since December 2000, as President of the Company since September 1998, as an Executive Vice President of the Company from its inception in 1989 to September 1998 and as a director of the Company since its inception. From 1970 to 1989, Mr. Sinsheimer worked for Commercial Alliance Corporation in several positions including Executive Vice President.

     JOHN V. GOLIO, 48, has served as an Executive Vice President of the Company since October 2001, as a Senior Vice President of the Company from 1997 to October 2001, as an Operations Center Manager since joining the Company in January 1996 to October 2001 and as a Vice President of the Company's major operating subsidiary from January 1996 to 1997. Before joining the Company, Mr. Golio worked for Commercial Alliance Corporation and its successors in several positions including branch operations manager.

     JAMES H. MAYES, JR., 40, has served as an Executive Vice President of the Company since March 2004 and held several positions including Vice President of the Company's major operating subsidiary and an Operations Center Manager since joining the Company in 1992 to March 2004.

     WILLIAM M. GALLAGHER, 60, has served as a Senior Vice President of the Company since 1990, as Chief Credit Officer since 2002, as an Operations Center Manager from the Company's inception in 1989 to 1999 and as a Vice President of the Company from its inception to 1990. From 1973 to 1989, Mr. Gallagher worked for Commercial Alliance Corporation in several positions including Vice President and branch manager.

     TROY H. GEISSER, 48, has served as a Senior Vice President and Secretary of the Company since February 1996, as General Counsel from 1996 to 2000 and held several positions including Vice President of the Company's major operating subsidiary and Operations Center Manager since joining the Company in 1990 to 1996. From 1986 to 1990, Mr. Geisser worked for Commercial Alliance Corporation and its successors in several positions including Northern Division Counsel.

     STEVEN F. GROTH, CFA, 57, has served as a Senior Vice President and Chief Financial Officer of the Company since joining the Company in September 2000. Mr. Groth was Senior Banker and Managing Director of Specialty Finance and Transportation with Fleet Bank from 1997 to 2000 and, from 1985 to 1996, he held several positions, including Division Head, with Fleet Bank and its predecessor, NatWest Bank.

     ANGELO G. GARUBO, 49, has served as a Vice President and General Counsel of the Company since joining the Company in April 2000. From 1990 to 2000, Mr. Garubo was a partner in the law firm Danzig, Garubo & Kaye where he represented the Company in various legal matters.

     DAVID H. HAMM, CPA, 44, has served as a Vice President of the Company since October 2001, as Treasurer since March 2004 and as Controller since joining the Company in July 1996. From 1985 to 1996, Mr. Hamm was employed in the public accounting profession, including eight years as an audit manager.


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

     We consider asset quality the most important aspect of our business. Asset quality statistics, delinquencies, non-performing assets and net charge-offs,
(i) measure how effectively we collect our receivables (ii) reflect the effectiveness of our underwriting standards, skills, policies and procedures and
(iii) can indicate the direction of future net charge-offs and non-performing assets. When asset quality weakens, revenue is reduced, provisions for credit losses increase and operating expenses increase because we would classify more receivables as impaired (stop recognizing income), we would incur more write-downs and we would incur more costs to collect and manage the additional non-performing accounts. Significantly weaker asset quality could also limit our ability to obtain or retain needed capital and could cause our credit ratings to be lowered. We use various strategies to manage credit risk. We discuss asset quality and how we manage credit risk in detail in the Finance Receivables and Asset Quality section in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A").

     Liquidity (money currently available for us to borrow) and access to capital (debt and equity) are vital to our operations and growth. We cannot maintain or grow our finance receivables and we may not be able to repay debt if our access to capital is limited. We discuss this in detail in the Liquidity and Capital Resources section of the MD&A.

     Our net interest spread (net yield of finance receivables less cost of debt) is the key component of our profitability. Decreases in net interest spread lower net income. Net interest spread is affected by changes in market interest rates and credit spreads. We discuss this in detail in the Market Interest Rate Risk and Sensitivity section of the MD&A.

RISKS

A slowdown in the economy could reverse our growth and cause the quality of our finance receivables to deteriorate

     A recession or less severe economic slowdown would reduce demand for the equipment we finance. This would limit our ability to obtain new business and lower or reverse our finance receivables growth. An economic slowdown would also weaken asset quality because more of our customers would not be able to pay us timely if at all and the value of the equipment securing our finance receivables would decline, possibly significantly. This would increase delinquencies, non-performing assets and net charge-offs.
Therefore, slowing economic conditions would weaken our financial position and profitability, and depending on the severity of the impact, could make it difficult for us to maintain our credit ratings and to obtain needed capital. Most finance companies face this risk, but its effects can be more pronounced on us because we only have one source of revenue and one line of business, commercial equipment financing.

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

Our inability to obtain needed capital or maintain adequate liquidity would reverse our receivables growth

     Our ability to obtain new debt or equity or to renew or refinance credit facilities (see the Liquidity and Capital Resources section of our MD&A for information about maturity and expiration dates) could be limited by (i) conditions in and the availability of funds in capital markets as discussed further in the Significant Events section of our MD&A (ii) a significant deterioration in our asset quality (iii) a significant deterioration in our profitability (iv) reductions of our credit ratings (v) the poor performance of other finance companies and (vi) economic conditions. Capital markets have been reluctant to provide capital to finance companies facing these conditions. We may need to sell receivables, possibly at a loss, to finance our operations if we are unable to obtain or renew needed financing.

Rising short-term market interest rates would reduce our net interest spread

     Rising short-term market interest rates reduce our net interest spread because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables significantly (by $448.0 million at July 31, 2009 as adjusted for the $168.6 million August 2009 repayment of fixed rate term notes). Our net interest spread would also decrease when the differences between long and short-term rates narrow (resulting in a "flattening yield curve") or when short-term rates exceed long-term rates (an "inverted yield curve"). Rising short-term interest rates could also cause an economic slowdown, and an inverted yield curve has been a precursor to economic downturns. Most finance companies face this risk, but its effect is more pronounced on us because of the significant difference between our floating rate debt and floating rate receivables. Short-term market interest rates are at or near their lowest levels ever. Therefore, the current risks of rising short-term interest rates are much greater than usual.

We face increased competition because of our small size

     Most of our competitors are significantly larger than we are. Larger competitors have many competitive advantages. We compete with large national and regional banks, manufacturer-owned finance companies (commonly called "captives") and other finance and leasing companies. Larger competitors have greater resources, lower-cost funding sources and offer more products and services. This enables them to offer interest rates lower than ours and to finance larger customers. Larger competitors could also lower the rates they offer to levels that we may be unwilling or unable to match because the rates would not be sufficient to cover the level of risk and because our funding costs may be higher. This has been occurring in fiscal 2009 and has contributed to the decrease in finance receivables outstanding, and could reduce our net interest spread if we see the need to lower the rates we charge.

We may not be able to retain employees key to our operations

     We have 206 employees and we are highly dependent on a small number of key operating personnel including our CEO. The loss of key operating personnel (i) could impair our ability to maintain or grow our finance receivables and to maintain asset quality because they are familiar with our operating methods and are integral in our customer relationships, and (ii) could impair our ability to raise capital.

     There is competition for qualified people in the finance industry and our larger competitors may offer higher salaries and better benefits. We do not have employment contracts with key employees. Instead, we periodically award shares of restricted stock to them with extended vesting periods. It would be difficult for us to replace our key employees.

Our growth and asset quality are highly dependent on conditions in the construction and road transportation industries

     Over 80% of our finance receivables are with customers in the construction and road transportation industries. Therefore, a slowdown in or other events or conditions affecting these industries adversely would have similar, or worse, negative effects on us as a general economic slowdown. Many of our construction customers' business depend on State funding. Therefore, limited availability of State funds for construction projects would have a negative effect on their business and cash flows. This limited focus of our business could also limit our ability to grow, could make it difficult for us to expand our business to other industries and could cause us to be affected by slowing economic conditions more severely.

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

Significantly higher prices and limited availability of gasoline could impact our customers severely and weaken our asset quality

     Most of the equipment we finance uses gasoline. It is a significant operating expense for our customers and its cost and availability are critical to their operations. Higher than normal increases in its price or a disruption in its supply could hurt our customers' operations and their ability to pay us, and could cause an economic slowdown.

Our allowance for credit losses may be insufficient to cover future net charge-offs

     Our allowance for credit losses may be inadequate if our asset quality unexpectedly weakens significantly. This would cause us to record larger provisions for credit losses. We discuss this in detail in the Critical Accounting Policies section of our MD&A.

Our failure to comply with State and Federal lending and leasing regulations could result in write-offs and litigation

     Our business activities, including amounts we can charge customers, equipment repossession, lien perfection and documentation, are subject to State and Federal regulations. Our failure to comply with these regulations or changes to these regulations could prevent us from collecting the amounts owed from customers, and could result in lawsuits, penalties and fines against us and restrictions on our ability to do business.


ITEM 1B. UNRESOLVED STAFF COMMENTS

     None


ITEM 2. PROPERTIES

     All of our property is leased office space. Our executive office is located at 733 Third Avenue, New York, New York. We also have eight full-service operations centers (where credit analysis and approval, collection and marketing functions are performed) in Houston, Texas (two); Lisle (Chicago), Illinois; Teaneck (New York metropolitan area), New Jersey; Charlotte, North Carolina (three) and Irvine (Los Angeles), California. The office leases terminate on various dates through fiscal 2020. We believe our offices are suitable and adequate for their present and proposed uses, and suitable and adequate offices should be available on reasonable terms as needed. We are moving our executive offices to 730 Third Avenue, New York, New York in October 2009.

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

     None


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on the New York Stock Exchange under the symbol "FIF." The quarterly high and low closing sales prices of our common stock reported by the New York Stock Exchange and quarterly cash dividends follow:

     ==========================================================================
                                                     Price Range           Cash
                                                 ---------------      Dividends
                                                   High      Low      per Share
     ==========================================================================
     Fiscal 2009
     -------------------------------------
     First Quarter ended October 31, 2008        $26.35   $19.17          $0.15
     Second Quarter ended January 31, 2009       $24.07   $15.01          $0.15
     Third Quarter ended April 30, 2009          $24.61   $17.50          $0.15
     Fourth Quarter ended July 31, 2009          $25.24   $18.89          $0.15

     Fiscal 2008
     -------------------------------------
     First Quarter ended October 31, 2007        $31.60   $26.26          $0.15
     Second Quarter ended January 31, 2008       $25.90   $19.92          $0.15
     Third Quarter ended April 30, 2008          $24.37   $19.18          $0.15
     Fourth Quarter ended July 31, 2008          $25.78   $20.43          $0.15
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

     We established our $50.0 million common stock and convertible debt repurchase program in June 2007. We increased the amount authorized by $23.2 million in September 2008 and by an additional $35.3 million in January 2009. We purchased 0.9 million shares of common stock for $24.0 million and $42.3 million of convertible debentures for $40.6 million since the inception of the program through July 31, 2009. The program does not have an expiration date and $43.9 million remained authorized for future repurchases at July 31, 2009.

     The amount of equity we can distribute (dividend payments and common stock repurchases) is limited indirectly by our major operating subsidiary's debt agreements as discussed in the Liquidity section in the MD&A.

     There were 68 holders of record of our common stock on September 15, 2009. This amount includes nominees who hold our common stock for investors in "street name." We did not sell unregistered shares of our common stock and we did not repurchase shares of our common stock during the fourth quarter of fiscal 2009.

                             STOCK PERFORMANCE GRAPH

     The following graph compares the percentage change in cumulative total stockholder return on our common stock during the five-years ended July 31, 2009 with the cumulative total return on the Russell 2000 Index and on the S&P Financials Index. The comparison assumes $100 was invested on July 31, 2004 in each index and all dividends were reinvested. Historical returns are not indicative of future returns.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

                                   7/04    7/05    7/06    7/07    7/08    7/09
                                  -----   -----   -----   -----   -----   -----
Financial Federal Corporation     100.0   120.7   128.0   137.7   114.8   103.9
Russell 2000                      100.0   124.8   130.1   145.8   136.1    98.4
S&P Financials                    100.0   109.7   124.4   128.4    86.0    53.7

Copyright (C) 2009, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

     The financial data presented below (dollars in thousands, except per share amounts) should be read with the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our Consolidated Financial Statements and accompanying notes in Item 8, "Financial Statements and Supplementary Data."

===============================================================================================
Years Ended July 31,                   2009         2008         2007         2006         2005
===============================================================================================
Finance receivables - net        $1,511,391   $1,916,023   $2,104,361   $1,967,588   $1,641,854
Total assets                      1,548,114    1,942,868    2,120,074    1,988,344    1,661,845
Debt                              1,052,000    1,467,000    1,660,600    1,527,661    1,259,700
Stockholders' equity                452,046      414,872      387,753      390,379      342,114
Finance income                      157,488      188,402      191,254      162,475      126,643
Interest expense                     51,407       75,473       84,828       67,402       43,748
Net interest margin                 106,081      112,929      106,426       95,073       82,895
Provision for credit losses           7,900        4,000           --           --        1,500
Salaries and other expenses          29,537       27,323       24,945       23,676       21,477
Net income                           43,148       50,084       50,050       43,619       36,652
Earnings per common share,
   diluted                             1.72         2.01         1.90         1.65         1.41
Earnings per common share,
   basic                               1.75         2.05         1.94         1.68         1.44
Cash dividends per common share        0.60         0.60         0.55         0.37         0.20

Leverage                               2.33         3.54         4.28         3.91         3.68

Available liquidity              $  579,000   $  357,000   $  240,300   $  201,400   $   88,000
Non-performing assets                87,043       46,724       21,159       14,559       25,330
Delinquent receivables               37,998       22,901        9,868        8,619       10,171
Net charge-offs                       7,662        3,223          108          125        1,356

Loss ratio                             0.43%        0.16%        0.01%        0.01%        0.09%
Net interest margin                    5.95         5.48         5.15         5.20         5.37
Net interest spread                    4.86         4.39         3.89         4.04         4.41
Expense ratio                          1.66         1.33         1.21         1.30         1.39
Efficiency ratio                      27.80        24.20        23.40        24.90        25.90
Return on equity                      10.00        12.50        12.90        11.90        11.30
===============================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Financial Federal Corporation ("FFC") is an independent financial services holding company operating in the United States primarily through one subsidiary. We do not have any unconsolidated subsidiaries, partnerships or joint ventures. We also do not have any off-balance sheet assets or liabilities (other than commitments to extend credit), goodwill, other intangible assets or pension obligations, and we are not involved in income tax shelters. We have two fully consolidated special purpose entities for our on-balance-sheet asset securitization facilities.

     We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms between two and five years and require monthly payments. The average transaction size is approximately $250,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend. Therefore, liquidity (money currently available for us to borrow) is very important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 70% of our finance receivables were funded with debt at July 31, 2009.

     Our main areas of focus are (i) asset quality (ii) liquidity (iii) net interest spread (the difference between the rates we earn on our receivables and the rates we incur on our debt) and (iv) interest rate risk. Changes in the asset quality of our finance receivables can affect our profitability significantly. Classifying receivables as impaired, incurring write-downs and incurring costs associated with non-performing assets can have an adverse affect on our finance income, provisions for credit losses and operating expenses. Changes in market interest rates can also affect our profitability significantly because the interest rates on our finance receivables were 92% fixed and 8% floating, and the interest rates on our debt were 62% fixed and 38% floating at July 31, 2009. We use various strategies to manage our credit risk and interest rate risk. These four areas are integral to our long-term profitability and we discuss them in detail in separate sections of this discussion.

     Our key operating statistics are net charge-offs, loss ratio, non-performing assets, delinquencies, leverage, available liquidity, receivables growth, return on equity, net interest margin and net interest spread, and expense and efficiency ratios.

Significant events

     We obtained a new $100.0 million asset securitization facility in April 2009. The facility provides for committed revolving financing through April 2010. We also renewed our existing $325.0 million securitization facility for one year in June 2009. This facility now expires in June 2010. We discuss these facilities in the Liquidity and Capital Resources section.

     We repaid the entire $175.0 million of 2.0% convertible debentures in fiscal 2009. We repaid $132.7 million at their principal amount in April 2009 because all holders chose to exercise their first five-year put option as we expected and we purchased $42.3 million of the debentures in the open market in the second quarter of fiscal 2009 for $40.6 million. This resulted in a $1.6 million debt retirement gain (net of $0.1 million of unamortized deferred debt issuance costs).

     In July 2009, we offered to prepay, for their principal amount, (i) the $25.0 million of seven-year 4.96% term notes maturing in April and June 2010 and
(ii) the $250.0 million of five-year 5.00% term notes maturing in May and August 2010. All holders of the seven-year 4.96% term notes accepted the offer and we repaid the notes in July 2009, and holders of $168.6 million of the five-year 5.00% term notes accepted the offer and we repaid $168.6 million of the notes in August 2009. There was no gain or loss on these prepayments. The note holders accepted our offer to prepay these notes at principal even though they were entitled to a prepayment premium.

     We decided to prepay these term notes because (i) their rates were significantly higher than the rates on borrowings available under our unused bank credit and asset securitization facilities (ii) they had short maturities of nine and twelve months and (iii) we had over $580.0 million of available liquidity. Based on this liquidity level, our outlook for the economy and the level of receivables originations expected for fiscal 2010, and the relatively small amount of credit facilities expiring in fiscal 2010, we determined we did not need this debt. We financed the prepayment with borrowings under our committed bank credit facilities. The interest rates on these bank borrowings were 425 bps (4.25%) lower than the rates on the term notes.

     It is still difficult and expensive for finance companies to obtain or renew financing because of the crisis in credit markets that began approximately two years ago, although conditions appear to be improving. Most banks and other lenders, including all of our funding sources, are lending selectively and are charging much higher credit spreads. Credit spread is the percentage amount lenders charge above a base market interest rate. Our cost of debt will increase considerably as we obtain or renew financing if credit spreads persist at these levels. The credit spread on our new and renewed asset securitization facilities are higher than the credit spread we were previously charged.

     The U.S. government has taken unprecedented, drastic steps to support credit markets and improve the flow of capital. The Federal Reserve has lowered its target Federal Funds Rate ten times since September 2007 to between 0.00% and 0.25%; the lowest level in history. This includes three decreases totaling 175 basis points in fiscal 2009. The government has also injected over $1.0 trillion into the financial system through several programs to prevent it from failing and to encourage lending.

     Our available liquidity has increased by $339.0 million to $579.0 million at July 31, 2009 from $240.0 million at July 31, 2007 (the approximate start of the credit markets crisis). The increase resulted from significantly lower receivable originations, our ability to obtain and renew financing and strong operating cash flows. Our liquidity was $410.4 million after the August 2009 repayment of term notes. Based on the amount of our available liquidity, the maturity and expiration dates of our debt and credit facilities, and receivable originations and collections continuing at recent levels, we do not anticipate a need for any new financing until the third quarter of fiscal 2011. We discuss our liquidity and debt in the Liquidity and Capital Resources section.

     In addition, our cost of debt has decreased during the crisis because (i) short-term market interest rates decreased significantly (ii) the relatively small amount and timing of expiring credit facilities and maturing debt have limited the impact of higher credit spreads and (iii) we have $455.0 million of low-cost committed bank credit facilities without any restrictions on borrowing the full amount. Our cost of debt was 4.12% in the fourth quarter of fiscal 2009 compared to 5.35% in the fourth quarter of fiscal 2007 (the quarter before the crisis started). The repayment of $193.6 million of term notes in July and

August 2009 will lower our cost of debt in fiscal 2010, but we otherwise expect our cost of debt to increase because short-term market interest rates are at historic lows and we have been and will be charged higher credit spreads as we renew or obtain financing. We discuss our cost of debt in the Market Interest Rate Risk and Sensitivity section.

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

Allowance for Credit Losses

     The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total receivables, net charge-off experience, impaired and delinquent receivables and our current assessment of the risks inherent in our receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. We would need to record a $1.5 million provision for each 0.10% required increase in the allowance. The allowance was $25.0 million (1.63% of finance receivables) at July 31, 2009 including $1.1 million specifically allocated to impaired receivables.

     The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in finance receivables not impaired (the "general allowance"). We evaluate the fair values of impaired receivables and compare them to the carrying amounts. The carrying amount is the amount receivables are recorded at when we evaluate them and may include prior write-downs or a specific allowance. If our fair value estimate is lower than the carrying amount, we record a write-down or establish a specific allowance depending on (i) how we determined fair value (ii) how certain we are of our fair value estimate and (iii) the level and type of factors and items other than the primary collateral supporting our fair value estimate, such as guarantees and secondary collateral. We do not have a fixed formula or a pre-determined period of past due status to record write-downs or specific reserves and we do not write-off our entire net investment because our receivables are secured by collateral that retains value, and we do not lend to consumers.

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

Non-Performing Assets

     We record impaired finance receivables and repossessed equipment (assets received to satisfy receivables) at the lower of their current estimated fair value or their carrying amount. We estimate fair value of these non-performing assets by evaluating the market value and condition of the collateral or assets and the expected cash flows of impaired receivables. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Non-performing assets were $87.0 million (5.7% of finance receivables) at July 31, 2009.

Residual Values

     We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not realize the full amount of recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values were $31.5 million (2.0% of finance receivables) at July 31, 2009. Historically, we have realized recorded residual values on disposition.

Income Taxes

     We record a liability for uncertain income tax positions by (i) identifying the uncertain tax positions we take on our income tax returns (ii) determining if these positions would more likely than not be allowed by a taxing authority and (iii) estimating the amount of tax benefit to record if these tax positions pass the more-likely-than-not test. Therefore, we record a liability for tax benefits from positions failing the test and from positions we do not expect to realize all of the tax benefits. Identifying uncertain tax positions, determining if they pass the test and determining the liability to record requires significant judgment because tax laws are complicated and subject to interpretation, and because we have to assess the likely outcome of hypothetical challenges to these positions by taxing authorities. Actual outcomes of challenges to these uncertain tax positions differing from our assessments significantly and taxing authorities examining positions we did not consider uncertain could require us to record additional income tax expense including interest and penalties. This would lower net income. The gross liability recorded for uncertain tax positions was $1.3 million at July 31, 2009 and we do not expect this amount to change significantly in fiscal 2010.

Stock-Based Compensation

     We record compensation expense only for stock-based awards expected to vest. Therefore, we must estimate expected forfeitures of stock awards. This requires significant judgment and an analysis of historical data. We would need to record more compensation expense for stock awards if expected forfeitures exceed actual forfeitures. Our average expected annual rate of forfeitures on all stock awards was 2.3% at July 31, 2009 resulting in 0.2 million stock awards expected to be forfeited.


RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2009 TO FISCAL 2008

     ==========================================================================
                                     Years Ended July 31,
     ($ in millions, except          --------------------
     per share amounts)                    2009      2008   $ Change   % Change
     ==========================================================================
     Finance income                      $157.5    $188.4    $ (30.9)      (16)%
     Interest expense                      51.4      75.5      (24.1)      (32)
     Net finance income before
       provision for credit losses        106.1     112.9       (6.8)       (6)
     Provision for credit losses            7.9       4.0        3.9        98
     Gain on debt retirement                1.6        --        1.6       100
     Salaries and other expenses           29.6      27.3        2.3         8
     Provision for income taxes            27.1      31.5       (4.4)      (14)
     Net income                            43.1      50.1       (7.0)      (14)

     Diluted earnings per share            1.72      2.01      (0.29)      (14)
     Basic earnings per share              1.75      2.05      (0.30)      (15)

     Return-on-equity                      10.0%     12.5%

     Excluding the debt retirement gain:
     -----------------------------------
        Net income                        $42.1     $50.1     $ (8.0)      (16)%

        Diluted earnings per share         1.68      2.01      (0.33)      (16)
        Basic earnings per share           1.71      2.05      (0.34)      (17)

        Return-on-equity                    9.7%     12.5%
     ==========================================================================

     Net income decreased by 14% to $43.1 million in fiscal 2009 from $50.1 million in fiscal 2008. Without the $1.0 million after-tax debt retirement gain, net income decreased by 16%. Net income without the after-tax debt retirement gain decreased because the effects of the 14% decrease in average receivables and higher non-performing assets exceeded the effects of lower short-term market interest rates.

     Finance income decreased by 16% to $157.5 million in fiscal 2009 from $188.4 million in fiscal 2008 because (i) average finance receivables decreased 14% ($280.0 million) to $1.78 billion from $2.06 billion (ii) the yield on finance receivables decreased to 8.84% from 9.14% mostly due to the prime rate averaging 270 basis points (2.70%) lower and, to a lesser extent, (iii) higher impaired receivables.

     Interest expense (incurred on debt used to fund finance receivables) decreased by 32% to $51.4 million in fiscal 2009 from $75.5 million in fiscal 2008 because our average debt decreased 19% ($300.0 million) and our cost of debt decreased to 3.98% from 4.75%. Lower short-term market interest rates caused the decrease in our cost of debt because the interest rates on over 40% of our debt were indexed to short-term market interest rates. We discuss this in the Market Interest Rate Risk and Sensitivity section.

     Net finance income before provision for credit losses on finance receivables decreased by 6% to $106.1 million in fiscal 2009 from $112.9 million in fiscal 2008. Net interest margin (net finance income before provision for credit losses expressed as a percentage of average finance receivables) increased to 5.95% from 5.48% because of lower short-term market interest rates.

     The provision for credit losses on finance receivables was $7.9 million in fiscal 2009 and $4.0 million in fiscal 2008. Net charge-offs (write-downs of finance receivables less recoveries) increased to $7.7 million in fiscal 2009 from $3.2 million in fiscal 2008, and the loss ratio (net charge-offs expressed as a percentage of average finance receivables) increased to 0.43% from 0.16%. Net charge-offs have been increasing because of higher non-performing assets, the recession and declining collateral values. We discuss the allowance and net charge-offs further in the Finance Receivables and Asset Quality section.

     Salaries and other expenses increased by 8% to $29.6 million in fiscal 2009 from $27.3 million in fiscal 2008 because of higher non-performing asset costs and, to a lesser extent, because we deferred a lower percentage of salary costs as a result of the decrease in receivables originated. The expense ratio (salaries and other expenses expressed as a percentage of average finance receivables) worsened to 1.66% from 1.33% because expenses increased and receivables decreased. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) worsened to 27.8% from 24.2% because expenses increased and net finance income before provision for credit losses decreased.

     The provision for income taxes decreased to $27.1 million in fiscal 2009 from $31.5 million in fiscal 2008 because of the decrease in net income. Our effective tax rate was 38.6% in fiscal 2009 and 2008.

     Diluted earnings per share decreased by 14% to $1.72 in fiscal 2009 from $2.01 in fiscal 2008 and basic earnings per share decreased by 15% to $1.75 from $2.05 because of the decrease in net income. The $1.0 million after-tax debt retirement gain increased diluted and basic earnings per share by $0.04 in fiscal 2009. Without this gain, diluted earnings per share decreased by 16% and basic earnings per share decreased by 17%.

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


COMPARISON OF FISCAL 2008 TO FISCAL 2007

     ==========================================================================
                                     Years Ended July 31,
     ($ in millions, except          --------------------
     per share amounts)                    2008      2007   $ Change   % Change
     ==========================================================================
     Finance income                      $188.4    $191.2      $(2.8)       (1)%
     Interest expense                      75.5      84.8       (9.3)      (11)
     Net finance income before
       provision for credit losses        112.9     106.4        6.5         6
     Provision for credit losses            4.0        --        4.0       100
     Salaries and other expenses           27.3      24.9        2.4        10
     Provision for income taxes            31.5      31.4        0.1        --
     Net income                            50.1      50.1         --        --

     Diluted earnings per share            2.01      1.90       0.11         6
     Basic earnings per share              2.05      1.94       0.11         6

     Return-on-equity                      12.5%     12.9%
     ==========================================================================

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

     Interest expense decreased by 11% to $75.5 million in fiscal 2008 from $84.8 million in fiscal 2007 because our cost of debt declined to 4.75% in fiscal 2008 from 5.36% in fiscal 2007. Lower short-term market interest rates caused the decline because 50% of our debt was indexed to short-term market interest rates in fiscal 2008. The change in average debt was not significant.

     Net finance income before provision for credit losses on finance receivables increased by 6% to $112.9 million in fiscal 2008 from $106.4 million in fiscal 2007. Net interest margin increased to 5.48% in fiscal 2008 from 5.15% in fiscal 2007 because of lower short-term market interest rates.

     We recorded a $4.0 million provision for credit losses on finance receivables in fiscal 2008. We did not record a provision in fiscal 2007. The provision for credit losses is the amount needed to change the allowance for credit losses to our estimate of losses inherent in finance receivables. Net charge-offs increased to $3.2 million in fiscal 2008 from $108,000 in fiscal 2007, and the loss ratio increased to 0.16% in fiscal 2008 from less than 0.01% in fiscal 2007. Net charge-offs have been increasing because of higher non-performing assets.

     Salaries and other expenses increased by 10% to $27.3 million in fiscal 2008 from $24.9 million in fiscal 2007. The increase resulted from higher non-performing asset costs and, to a lesser extent, salary increases. The expense ratio worsened to 1.33% in fiscal 2008 from 1.21% in fiscal 2007 because of the increase in expenses. The efficiency ratio worsened to 24.2% in fiscal 2008 from 23.4% in fiscal 2007 because the percentage increase in expenses exceeded the percentage increase in net finance income before provision for credit losses.

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

     ========================================================================
                                     July 31,   July 31,
     ($ in millions)                   2009 *     2008 *   $ Change  % Change
     ========================================================================
     Finance receivables             $1,536.4   $1,940.8    $(404.4)      (21)%
     Allowance for credit losses         25.0       24.8        0.2         1
     Non-performing assets               87.0       46.7       40.3        86
     Delinquent finance receivables      38.0       22.9       15.1        66
     Net charge-offs                      7.7        3.2        4.5       138

     As a percentage of receivables:
     -------------------------------
     Allowance for credit losses         1.63%      1.28%
     Non-performing assets               5.67       2.41
     Delinquent finance receivables      2.47       1.18
     Net charge-offs  (loss ratio)       0.43       0.16
     ========================================================================
     * as of and for the year ended

     Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 91% ($1.41 billion) of finance receivables and leases were 9% ($131 million) at July 31, 2009. Finance receivables decreased $404.4 million or 21% in fiscal 2009 because of lower originations.

     We originated $487.7 million of finance receivables in fiscal 2009 compared to $923.8 million in fiscal 2008. Originations decreased because the recession has reduced equipment financing demand significantly and because we are approving transactions selectively to preserve asset quality. We collected $861.9 million of finance receivables and repossessions in fiscal 2009 compared to $1.08 billion in 2008. Collections decreased because of lower receivables, fewer prepayments and the increase in delinquent receivables.

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

     Our underwriting policies also limit our credit exposure with any customer. The limit was $40.0 million at July 31, 2009. Our ten largest customers accounted for 8.0% ($125.0 million) of total finance receivables at July 31, 2009 compared to 6.4% ($125.0 million) at July 31, 2008.

     Our allowance for credit losses was $25.0 million at July 31, 2009 compared to $24.8 million at July 31, 2008, and the allowance level increased to 1.63% of finance receivables from 1.28%. The allowance is our estimate of losses inherent in our finance receivables. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors. Our estimates of inherent losses increased during fiscal 2009 because of higher net charge-offs, delinquencies and non-performing assets.

     Net charge-offs of finance receivables (write-downs less recoveries) were $7.7 million in fiscal 2009 compared to $3.2 million in fiscal 2008 and the loss ratios were 0.43% and 0.16%. Net charge-offs have been increasing because the recession is having an adverse impact on our customers' cash flows and collateral values.

     The net investments in impaired finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

      =========================================================================
      July 31,                                                2009         2008
      =========================================================================
      Impaired receivables *                                $ 64.5       $ 33.5
      Repossessed equipment                                   22.5         13.2
      -------------------------------------------------------------------------
         Total non-performing assets                        $ 87.0       $ 46.7
      =========================================================================
      Delinquent receivables                                $ 38.0       $ 22.9
      =========================================================================
      Impaired receivables not delinquent                       60%          52%
      =========================================================================
      * before specifically allocated allowance of $1.1 million at July 31, 2009 and $0.9 million at July 31, 2008

     We expect the trend of increases in net charge-offs, impaired and delinquent receivables and repossessed equipment to continue because of the recession's worsening impact on our customers. This could require us to record higher provisions for credit losses.

     Our finance receivables contain industry and geographic concentrations of credit risk. These concentrations result from customers having similar economic characteristics that could cause their ability to repay us to be affected by changes in economic or other conditions similarly. Our industry concentrations were construction related-44%, road transportation-36% and refuse-13%, and our U.S. regional geographic concentrations were Southwest-30%, Southeast-25%, Northeast-19%, Central-13% and West-13% at July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

     We describe our need for raising capital (debt and equity), our need to maintain a substantial amount of liquidity (money currently available for us to borrow), how we manage liquidity and our funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity, credit ratings and debt maturities. Our leverage is low for a finance company, we have ample liquidity available, we have been successful in issuing debt and our debt is diversified with maturities staggered over five years. We are not dependent on any of our funding sources or providers.

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

     Funding sources usually available to us include operating cash flow, private and public issuances of term debt, committed unsecured revolving bank credit facilities, conduit and term securitizations of finance receivables, secured term financings, dealer placed and direct issued commercial paper and sales of common and preferred equity. The external funding sources may not be available to us currently or may only be available at unfavorable terms because of credit markets conditions. However, we have $410.4 million available to borrow under our committed revolving bank and asset securitization facilities (after subtracting commercial paper outstanding) at July 31, 2009 (as adjusted for the $168.6 million August 2009 repayment of term notes). Therefore, we do not have a current need for additional financing.

     Changes in our liquidity for fiscal 2009 and 2008 are summarized below:

     ==========================================================================
     July 31,                                                 2009         2008
     ==========================================================================
     Liquidity - beginning of year                         $ 357.0      $ 240.3
       Decrease in receivables (excludes non-cash items)     374.2        158.9
       New financing                                         100.0        100.0
       Operating cash flow                                    54.0         72.8
       Debt repaid and expired credit facilities            (291.3)      (179.3)
       Dividends paid and common stock repurchased           (16.3)       (33.8)
       Other                                                   1.4         (1.9)
     --------------------------------------------------------------------------
     Liquidity - end of year                                 579.0        357.0
       Debt prepaid in August 2009                          (168.6)          --
     --------------------------------------------------------------------------
     Liquidity, as adjusted                                $ 410.4      $ 357.0
     ==========================================================================
     Increase in liquidity, as adjusted                    $  53.4      $ 116.7
     ==========================================================================

     Our term notes are rated 'BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and our commercial paper is rated 'F2' by Fitch. Fitch affirmed these investment grade ratings in March 2009 and maintained its stable outlook. As a condition of our 'F2' credit rating, commercial paper outstanding is limited to the unused amount of our committed bank and securitization credit facilities. Our ability to obtain or renew financing and our credit spreads can be dependent on these investment grade credit ratings.

     We obtained all of our debt and credit facilities through our major operating subsidiary except for the convertible debentures (issued by FFC). The subsidiary's debt agreements have restrictive covenants limiting its indebtedness, encumbrances, investments, sales of assets, mergers and other business combinations, capital expenditures, interest coverage, net worth and dividends and other distributions to FFC. The subsidiary has always complied with all debt covenants and restrictions. None of the agreements or facilities has a material adverse change clause and all of our debt is senior.

     Our leverage (debt-to-equity ratio) has decreased to 2.3 at July 31, 2009 from 3.5 at July 31, 2008 and from 4.3 at July 31, 2007 because we have remained profitable while contracting during the credit markets crisis and recession. As a result, debt decreased by 28% ($415.0 million) to $1.05 billion from $1.47 billion during fiscal 2009 and stockholders' equity increased by 9% ($37.0 million) to $452.0 million from $415.0 million. Our low leverage level allows for substantial asset growth and equity distributions and repurchases.

     Debt comprised the following ($ in millions):

     ==========================================================================
                                          July 31, 2009           July 31, 2008
                                     ------------------      ------------------
                                       Amount   Percent        Amount   Percent
     ==========================================================================
     Term notes                      $  650.0        62%     $  675.0        46%
     Bank borrowings                    197.0        19         369.0        25
     Commercial paper                   104.0        10          79.0         5
     Asset securitization
        borrowings - term               101.0         9         169.0        12
     Convertible debentures                --        --         175.0        12
     --------------------------------------------------------------------------
          Total debt                 $1,052.0       100%     $1,467.0       100%
     ==========================================================================

Term Notes

     We issued the term notes between fiscal 2005 and 2008. They are five and seven year fixed rate notes with principal due at maturity between May 2010 and April 2014. We prepaid $168.6 million of the term notes in August 2009. Interest is payable semiannually. Maturity information for the notes is in the Contractual Obligations section below.

Bank Credit Facilities

     We have $455.0 million of committed unsecured revolving credit facilities from ten banks with original terms between two and five years, and $258.0 million was unused and available for us to borrow at July 31, 2009. The facilities range from $15.0 million to $110.0 million. Borrowings under the facilities can mature between 1 and 270 days. We borrow amounts for one day, one week or one month depending on interest rates, and roll the borrowings over when they mature depending on our financing needs and whether we issue or repay other debt. Borrowings outstanding at July 31, 2009 matured in August 2009, were reborrowed and remain outstanding. The facilities expire as follows
(in millions):

     ==========================================================================
     Fiscal:                    2010          2011           2012          2013
     ==========================================================================
                               $95.0         $85.0         $260.0         $15.0
     ==========================================================================

     These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility immediately. None of the facilities are for commercial paper back-up only and the facilities do not have usage fees. These facilities might be renewed, extended or increased before they expire. Bank credit facility activity is summarized below ($ in millions):

     ===========================================================================
     Years Ended July 31,                            2009                   2008
     ===========================================================================
                                                     # of                   # of
                                          Amount    Banks        Amount    Banks
     ===========================================================================
     Total - beginning of year           $ 480.0       10       $ 580.0       11
        Expired not renewed                (25.0)       1         (25.0)       1
        Converted into term notes             --       --         (75.0)       2
     -------------------------------------------                -------
     Total - end of year                 $ 455.0       10       $ 480.0       10
     ===========================================================================
     Renewed at expiration               $  30.0        1       $  25.0        1
     ===========================================================================
     Term extended before expiration     $  15.0        1       $  15.0        1
     ===========================================================================

Asset Securitization Borrowings

     We have $425.0 million of asset securitization facilities that provide for committed revolving financing during their term and we can convert borrowings into amortizing term debt if the facilities are not renewed. The amortizing term debt would be repaid monthly from collections of securitized receivables and would be repaid substantially within two years. The full amount of the facilities was unused and available for us to borrow at July 31, 2009. Borrowings under these facilities and the amortizing term debt are without recourse.

     We converted $200.0 million of revolving asset securitization borrowings into amortizing term debt in fiscal 2008 and are repaying the remaining $101.0 million monthly from collections of securitized receivables. The monthly repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under our $325.0 million facility, and would increase if we borrow under this facility or convert it into amortizing term debt upon nonrenewal. The term debt would be repaid substantially in two years based on the amount of securitized receivables at July 31, 2009 and not borrowing under this facility.

     Finance receivables included $167.0 million of securitized receivables at July 31, 2009 and $410.0 million at July 31, 2008. The amount of receivables we can securitize is limited to 50% of our major operating subsidiary's receivables because of restrictions in its other debt agreements. This limit was $760.0 million at July 31, 2009. Borrowings under these facilities and the amortizing term debt are limited to 90% of securitized receivables classified as eligible. Securitized receivables classified as impaired or with terms outside of defined limits are not eligible.

     These facilities would terminate if net charge-offs of securitized receivables or if delinquent receivables exceed certain levels. This would convert borrowings outstanding into amortizing term debt required to be repaid monthly from collections of securitized receivables.

Commercial Paper

     We issue commercial paper direct and through a $500.0 million dealer program with maturities between 1 and 270 days. The amount of commercial paper we could issue is limited to the lower of $500.0 million and the unused amount of our committed credit facilities ($683.0 million at July 31, 2009).

     There is still reduced demand for and higher credit spreads on our commercial paper because of credit market conditions. As a result, our commercial paper was $104.0 million at July 31, 2009 compared to $289.7 million at July 31, 2007.

     Information on the combined amounts of bank borrowings and commercial paper follows (in millions):

     ===========================================================================
     Years Ended July 31,                             2009       2008       2007
     ===========================================================================
     Maximum outstanding during the year           $ 446.0    $ 630.0    $ 393.7
     Average outstanding during the year             366.0      469.0      329.6
     Outstanding at end of year                      301.0      448.0      339.7
     ===========================================================================

Contractual Obligations

     Our long-term contractual obligations and other information at July 31, 2009 are summarized below ($ in millions):

     ================================================================================================
                                                                         Payments Due by Fiscal Years
                                                                                     2015 -
                                2010       2011       2012       2013       2014       2020     Total
     ------------------------------------------------------------------------------------------------
     Term notes              $ 225.0   $  185.0   $   75.0   $  115.0   $   50.0   $     --   $ 650.0
     Asset securitization
       borrowings - term        58.0       43.0         --         --         --         --     101.0
     Operating leases            1.4        1.6        1.1        0.6        0.5        2.1       7.3
     ------------------------------------------------------------------------------------------------
          Total payments     $ 284.4   $  229.6   $   76.1   $  115.6   $   50.5   $    2.1   $ 758.3
     ================================================================================================
     Percentage                   38%        30%        10%        15%         7%        --%      100%
     ================================================================================================
     Other debt              $ 301.0   $     --   $     --   $     --   $     --   $     --   $ 301.0
     ================================================================================================
     Cumulative payments     $ 585.4   $  815.0   $  891.1   $1,006.7   $1,057.2   $1,059.3
     ================================================================================================
     Cumulative scheduled
       collections of
       finance receivables   $ 621.4   $1,065.7   $1,352.3   $1,476.8   $1,519.5   $1,536.4
     ================================================================================================

     The average maturity of our term notes (excluding the $168.6 million of term notes prepaid in August 2009) was 2.5 years at July 31, 2009 and 2008. The term notes and term asset securitization borrowings are discussed in Note 3 to the Consolidated Financial Statements and operating leases in Note 10. Other debt is bank borrowings and commercial paper that we can refinance under our long-term committed bank and asset securitization credit facilities expiring on various dates through fiscal 2013. As shown in the table, cumulative scheduled collections of finance receivables exceed cumulative payments under contractual obligations each year.

Stockholders' Equity

     We increased the amount authorized under our common stock and convertible debt repurchase program by $58.5 million in fiscal 2009. We also purchased $42.3 million of our convertible debentures under the program for $40.6 million and 37,000 shares of our common stock for $0.8 million, leaving $43.9 million authorized for future repurchases at July 31, 2009. We established the program in fiscal 2007 and it does not have an expiration date. Repurchases are discretionary and contingent upon many conditions.

     The amount of equity we can distribute to stockholders is limited, indirectly, because the amount of funds we can obtain from our major operating subsidiary is restricted by its debt agreements. As a result, the amount of stockholders' equity we could distribute at July 31, 2009 was limited to $144.0 million.

     We paid $15.5 million and $15.4 million of cash dividends and we received $1.3 million and $6.4 million from stock option exercises in fiscal 2009 and 2008, respectively.


MARKET INTEREST RATE RISK AND SENSITIVITY

     We discuss how changes in market interest rates and credit spreads affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

     ==========================================================================
     Years Ended July 31,                            2009       2008       2007
     ==========================================================================
     Net yield of finance receivables                8.84%      9.14%      9.25%
     Cost of debt                                    3.98       4.75       5.36
     --------------------------------------------------------------------------
          Net interest spread                        4.86%      4.39%      3.89%
     ==========================================================================

     Our net interest spread was 47 basis points (0.47%) higher in fiscal 2009 compared to fiscal 2008 because decreases in market interest rates lowered our cost of debt more than they lowered the net yield on our finance receivables as explained below. Short-term market interest rates have decreased significantly since July 2007 because the Federal Reserve lowered its target Federal Funds Rate more than 500 basis points (5.00%) in response to credit market and economic conditions. Short-term LIBOR rates decreased on average 490 basis points (4.90%) with overnight LIBOR decreasing more than 500 basis points to 0.23% at July 31, 2009. Interest rates on most of our floating rate debt are indexed to short-term LIBOR rates. This is the primary reason our cost of debt decreased in fiscal 2009. Decreases in short-term market interest rates also lowered the net yield because the rates on our floating rate receivables are indexed to the prime rate. The prime rate also decreased by 500 basis points since July 2007. Long-term market interest rates also decreased significantly. Lower long-term market interest rates normally would decrease the cost of new fixed-rate term debt and result in lower yields on finance receivable originations, but these effects have been offset largely by significantly higher credit spreads.

     Our net interest spread is sensitive to changes in short and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread and decreases in short-term rates increase it because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 38% of our debt is floating rate compared to floating rate receivables of only 8%.

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

     Our income is subject to the risk of rising short-term market interest rates and changes in the yield curve because floating rate debt exceeded floating rate receivables by $279.8 million at July 31, 2009 as shown in the table below and by $448.4 million as adjusted for the $168.6 million August 2009 repayment of fixed rate term notes. The terms and prepayment experience of fixed rate receivables mitigate this risk. We collect receivables monthly over short periods of two to five years. Fixed rate receivables have an average remaining life excluding prepayments of approximately eighteen months at July 31, 2009 and scheduled collections of $570.0 million (40%) in fiscal 2010. Historically, annual collections have exceeded 50% of average receivables because of prepayment activity. We do not match the maturities of our debt to our receivables.

     We monitor our exposure to potential adverse changes in market interest rates by comparing the fixed and floating rate percentages of our receivables and debt and by determining the potential impact adverse changes in market interest rates could have on our net income. We may hedge our exposure to this interest rate risk by entering into derivatives on existing debt or debt we expect to issue, and we may change the proportion of our fixed and floating rate debt. We do not speculate with or trade derivatives. We had no derivatives outstanding in fiscal 2009.

     We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce annual net income by approximately $1.3 million at July 31, 2009 based on the scheduled repricing of floating rate debt, fixed rate debt maturing within one year, the expected effects on the yield of new receivables and including the prepayment of $168.6 million of fixed rate term notes in August 2009. This amount increases to $2.6 million excluding the effects on the yield of new receivables. We believe these amounts are acceptable considering the cost of floating rate debt is lower than fixed rate debt. Actual future changes in market interest rates and their effect on net income may differ from these amounts materially. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation. These hypothetical reductions of net income at July 31, 2008 were $1.5 million with the effects on the yield of new receivables and $3.0 million without the effects on the yield of new receivables. The impact of this hypothetical increase in rates was lower at July 31, 2009 because our floating rate debt decreased by 35% to $402.0 million from $617.0 million at July 31, 2008.

     The fixed and floating rate amounts and percentages of our receivables and capital at July 31, 2009 follow ($ in millions):

     ===========================================================================
                                    Fixed Rate        Floating Rate
                             -----------------      ---------------
                               Amount  Percent      Amount  Percent        Total
     ===========================================================================
     Finance receivables     $1,414.2       92%     $122.2        8%    $1,536.4
     ===========================================================================
     Debt *                  $  650.0       62%     $402.0       38%    $1,052.0
     Stockholders' equity       452.0      100          --       --        452.0
     ---------------------------------------------------------------------------
        Capital *            $1,102.0       73%     $402.0       27%    $1,504.0
     ===========================================================================
     * the percentages of fixed and floating rate debt are 46% and 54%, respectively, after the August 2009 prepayment of $168.6 million of fixed rate term notes, and the percentages of fixed and floating rate capital are 62% and 38%, respectively.

     The fixed and floating rate amounts and percentages of our receivables and capital at July 31, 2008 follow ($ in millions):

     ===========================================================================
                                    Fixed Rate        Floating Rate
                             -----------------      ---------------
                               Amount  Percent      Amount  Percent        Total
     ===========================================================================
     Finance receivables     $1,772.0       91%     $168.8        9%    $1,940.8
     ===========================================================================
     Debt                    $  850.0       58%     $617.0       42%    $1,467.0
     Stockholders' equity       414.9      100          --       --        414.9
     ---------------------------------------------------------------------------
        Capital              $1,264.9       67%     $617.0       33%    $1,881.9
     ===========================================================================

     Floating rate debt comprises bank borrowings, commercial paper and term asset securitization borrowings, and reprices (interest rates change based on current short-term market interest rates) after July 31, 2009 as follows: $357.0 million (89%) in one month and $45.0 million (11%) in two to three months. Floating rate receivables only reprice when the prime rate changes. Repricing frequencies of floating rate debt follow ($ in millions):

     ===========================================================================
                                  Balance          Repricing Frequency
     ===========================================================================
     Bank borrowings              $ 197.0          1 to 30 days
     Commercial paper               104.0          1 to 90 days (30 day average)
     Asset securitization
       borrowings - term            101.0          1 to 30 days
     ===========================================================================


NEW ACCOUNTING STANDARDS

     Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements.


FORWARD-LOOKING STATEMENTS

     Statements in this report containing the words or phrases "expect," "anticipate," "may," "might," "believe," "appears," "intend," "estimate," "could," "should," "would," "will," "if," "outlook," "likely," "unlikely" and other words and phrases expressing our expectations are "forward-looking statements." Actual results could differ from those contained in the forward-looking statements materially because they involve various assumptions and known and unknown risks and uncertainties. Information about risk factors that could cause actual results to differ materially is discussed in Part I,
Item 1A Risk Factors and other sections of this report. Risk factors include (i) an economic slowdown (ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity (iv) rising short-term market interest rates, higher credit spreads, and adverse changes in the yield curve (v) increased competition (vi) the inability to retain key employees and (vii) adverse conditions in the construction and road transportation industries. Forward-looking statements do not guarantee our future performance and apply only as of the date made. We are not required to update or revise them for future or unanticipated events or circumstances.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7, Market Interest Rate Risk and Sensitivity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Stockholders
Financial Federal Corporation:


We have audited the accompanying consolidated balance sheets of Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") as of July 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Federal as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Financial Federal's internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 22, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ KPMG LLP

New York, New York
September 22, 2009

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

=========================================================================================
July 31,                                                              2009           2008
=========================================================================================
ASSETS
Finance receivables                                            $ 1,536,398    $ 1,940,792
Allowance for credit losses                                        (25,007)       (24,769)
-----------------------------------------------------------------------------------------
     Finance receivables - net                                   1,511,391      1,916,023
Cash                                                                 8,038          8,232
Other assets                                                        28,685         18,613
-----------------------------------------------------------------------------------------
          TOTAL ASSETS                                         $ 1,548,114    $ 1,942,868
=========================================================================================

LIABILITIES
Debt:
   Long-term ($5,400 at July 31, 2009 and $1,400 at
     July 31, 2008 owed to related parties)                    $   932,000    $ 1,189,000
   Short-term                                                      120,000        278,000
Accrued interest, taxes and other liabilities                       20,768         34,260
Deferred income taxes                                               23,300         26,736
-----------------------------------------------------------------------------------------
     Total liabilities                                           1,096,068      1,527,996
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                 --             --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 25,889 at July 31, 2009 and 25,673 at
   July 31, 2008                                                    12,945         12,836
Additional paid-in capital                                         148,501        139,490
Retained earnings                                                  292,604        265,026
Accumulated other comprehensive loss                                (2,004)        (2,480)
-----------------------------------------------------------------------------------------
     Total stockholders' equity                                    452,046        414,872
-----------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,548,114    $ 1,942,868
=========================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)

=========================================================================================
Years Ended July 31,                                       2009         2008         2007
=========================================================================================
Finance income                                         $157,488     $188,402     $191,254

Interest expense                                         51,407       75,473       84,828
-----------------------------------------------------------------------------------------

   Net finance income before provision for credit
      losses on finance receivables                     106,081      112,929      106,426

Provision for credit losses on finance receivables        7,900        4,000           --
-----------------------------------------------------------------------------------------

   Net finance income                                    98,181      108,929      106,426

Gain on debt retirement                                   1,588           --           --
Salaries and other expenses                             (29,537)     (27,323)     (24,945)
-----------------------------------------------------------------------------------------

   Income before income taxes                            70,232       81,606       81,481

Provision for income taxes                               27,084       31,522       31,431
-----------------------------------------------------------------------------------------

          NET INCOME                                   $ 43,148     $ 50,084     $ 50,050
=========================================================================================

EARNINGS PER COMMON SHARE:
          Diluted                                      $   1.72     $   2.01     $   1.90
=========================================================================================
          Basic                                        $   1.75     $   2.05     $   1.94
=========================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

======================================================================================================
                                                                                Accumulated
                                      Common Stock   Additional                       Other
                                 -----------------      Paid-In    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings   (Loss) Income      Total
======================================================================================================
BALANCE - JULY 31, 2006          27,216    $13,608     $123,091    $253,128         $   552   $390,379
Net income                           --         --           --      50,050              --     50,050
Unrealized gain on cash flow
  hedge, after $455 of tax           --         --           --          --             720        720
Reclassification of realized
  gain in net income, after
  $(134) of tax                      --         --           --          --            (212)      (212)
                                                                                              --------
    Comprehensive income                                                                        50,558
                                                                                              --------
Stock repurchased and retired    (2,031)    (1,016)     (10,188)    (43,744)             --    (54,948)
Stock plan activity:
  Shares issued                     584        292        7,869          --              --      8,161
  Shares canceled                    (9)        (4)           4          --              --         --
  Compensation recognized            --         --        6,867          --              --      6,867
  Excess tax benefits                --         --        1,524          --              --      1,524
Common stock cash dividends          --         --           --     (14,788)             --    (14,788)
------------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2007          25,760     12,880      129,167     244,646           1,060    387,753
Net income                           --         --           --      50,084              --     50,084
Unrealized loss on cash flow
  hedge, after $(2,291) of tax       --         --           --          --          (3,624)    (3,624)
Reclassification of realized
  net loss to net income,
  after $49 of tax                   --         --           --          --              84         84
                                                                                              --------
    Comprehensive income                                                                        46,544
                                                                                              --------
Stock repurchased and retired      (713)      (357)      (3,782)    (14,317)             --    (18,456)
Stock plan activity:
  Shares issued                     626        313        5,634          --              --      5,947
  Compensation recognized            --         --        7,966          --              --      7,966
  Excess tax benefits                --         --          505          --              --        505
Common stock cash dividends          --         --           --     (15,387)             --    (15,387)
------------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2008          25,673     12,836      139,490     265,026          (2,480)   414,872
Net income                           --         --           --      43,148              --     43,148
Reclassification of realized
  net loss to net income,
  after $300 of tax                  --         --           --          --             476        476
                                                                                              --------
    Comprehensive income                                                                        43,624
                                                                                              --------
Stock repurchased and retired       (37)       (18)        (722)        (36)             --       (776)
Stock plan activity:
  Shares issued                     265        133        1,177          --              --      1,310
  Shares canceled                   (12)        (6)           6          --              --         --
  Compensation recognized            --         --        8,550          --              --      8,550
Common stock cash dividends          --         --           --     (15,534)             --    (15,534)
------------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2009          25,889    $12,945     $148,501    $292,604         $(2,004)  $452,046
======================================================================================================

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

=============================================================================================
Years Ended July 31,                                           2009         2008         2007
=============================================================================================
Cash flows from operating activities:
  Net income                                              $  43,148   $   50,084   $   50,050
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization of deferred origination costs and fees      16,601       17,733       15,951
    Provision for credit losses on finance receivables        7,900        4,000           --
    Stock-based compensation                                  5,142        4,839        3,992
    Depreciation and amortization                             1,491          918          437
    Deferred income taxes                                    (3,736)       3,210        5,738
    Gain on debt retirement                                  (1,588)          --           --
    (Increase) decrease in other assets                      (1,502)       1,294        1,976
    Decrease in accrued interest, taxes and other
     liabilities                                            (13,492)      (8,788)        (116)
    Excess tax benefits from stock-based awards                  --         (505)      (1,524)
---------------------------------------------------------------------------------------------
     Net cash provided by operating activities               53,964       72,785       76,504
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                           (487,685)    (923,809)  (1,208,161)
  Finance receivables collected and repossessed assets
   sales proceeds                                           861,870    1,082,701    1,058,312
---------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities    374,185      158,892     (149,849)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Commercial paper, net increase (decrease)                  25,000     (210,700)     170,861
  Repayments of convertible debentures                     (173,343)          --           --
  Bank borrowings, net (decrease) increase                 (172,000)     318,950     (109,672)
  Repayments of term asset securitization borrowings        (68,000)     (31,000)          --
  Asset securitization borrowings - revolving, net
   decrease                                                      --     (225,000)          --
  Proceeds from term notes                                       --       75,000      125,000
  Repayments of term notes                                  (25,000)    (123,250)     (56,250)
  (Payments) proceeds from settlement of interest rate
   locks                                                         --       (5,915)       1,175
  Proceeds from stock option exercises                        1,265        5,902        8,116
  Common stock issued                                            45           45           45
  Common stock cash dividends                               (15,534)     (15,387)     (14,788)
  Common stock repurchased                                     (776)     (18,456)     (54,948)
  Excess tax benefits from stock-based awards                    --          505        1,524
---------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities   (428,343)    (229,306)      71,063
---------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                (194)       2,371       (2,282)
Cash - beginning of year                                      8,232        5,861        8,143
---------------------------------------------------------------------------------------------
CASH - END OF YEAR                                        $   8,038   $    8,232   $    5,861
=============================================================================================
Supplemental disclosures of cash flow information:
   Interest paid                                          $  52,786   $   76,521   $   82,278
   Income taxes paid                                         32,026       27,632       21,654
=============================================================================================

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

     The Financial Accounting Standards Board ("FASB") implemented the FASB Accounting Standards Codification ("ASC") on July 1, 2009. The FASB ASC is a major restructuring of accounting standards and is now the only source of GAAP. It replaced all prior accounting standards previously referred to as FASBs, EITFs, APBs, FSPs, etc. All public companies will be required to refer to appropriate FASB ASC sections instead of the original accounting standards formerly disclosed starting with the first fiscal quarter ending after September 15, 2009. It takes effect for us for the quarter ending October 31, 2009, but we are providing both references below to ease the transition. The FASB ASC does not change GAAP.

Use of Estimates

     GAAP requires us to make significant estimates and assumptions to record the amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets, residual values, income taxes and stock-based compensation. Actual results could differ from these estimates significantly.

Finance Receivables

     Finance receivables comprise loans and other financings and noncancelable leases. All leases are accounted for as direct financing leases, where total lease payments, plus any residual values, less the cost of the leased equipment is recorded as unearned finance income. We record residual values at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease.

Income Recognition

     We recognize interest income earned on finance receivables over the term of receivables using the interest method. Costs incurred to originate receivables and nonrefundable fees earned on receivables are deferred and recognized in finance income over the term of receivables using the interest method. We stop recognizing income and net deferred costs when we classify receivables as impaired. We classify receivables as impaired when we believe collecting all principal and interest due is doubtful. This typically occurs when (i) a contractual payment is 90 days or more past due (unless we expect this to be temporary) (ii) the customer is subject to a bankruptcy proceeding or (iii) the collateral is being liquidated, and the value of the collateral does not exceed our net investment. We resume recognizing income and net deferred costs after we believe collecting all amounts contractually due is probable.

Allowance for Credit Losses

     The allowance for credit losses on finance receivables is our estimate of losses inherent in our receivables. We record a provision for credit losses on finance receivables to adjust the allowance to the estimated amount. The allowance is a significant estimate we determine based on total receivables, net charge-off experience, impaired and delinquent receivables and our current assessment of the risks inherent in our receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. Changes in the allowance level may be necessary based on unexpected changes in these factors.

     Impaired finance receivables are written-down to our estimate of their fair value by a charge to (decrease in) the allowance for credit losses. Write-downs subsequently recovered are credited to (increase) the allowance. Assets received to satisfy finance receivables (repossessed equipment, included in other assets) are initially written-down to our estimate of fair value by a charge to the allowance for credit losses and any subsequent write-downs and recoveries are recorded in earnings.

     We measure fair value of these non-performing assets by using significant other observable inputs; primarily quoted prices in active markets for identical or similar assets adjusted for their condition. These are Level 2 inputs under the fair value hierarchy of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", (FASB ASC 820-10).

Derivative Financial Instruments

     Derivative financial instruments are used to manage the exposure to the effects of changes in market interest rates. Derivatives are recorded at fair value as an asset or liability. Derivatives can be designated as a fair value or cash flow hedge, or not designated as a hedge. We do not speculate with or trade derivatives.

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

     Derivatives designated as a hedge must be linked to a specific asset, liability, forecast transaction or firm commitment depending on the type of hedge, and the risk management objective and strategy and the method to be used to determine hedge effectiveness and measure ineffectiveness must be documented at the hedging relationship's inception. Changes in the fair value of derivatives not designated as a hedge are recorded in earnings immediately.

Stock-Based Compensation Expense

     We record the fair value of shares of restricted stock and stock units as compensation expense over the awards' vesting periods using the straight-line method for awards without a performance condition and the graded-vesting method for awards with a performance condition and multiple vesting dates. The fair value of these awards is the market value of our common stock on the date of award.

     We record the fair value of options as compensation expense over the options' vesting periods using straight-line or graded-vesting (accelerated) methods. We use the Black-Scholes option-pricing model to calculate fair value. We use the straight-line method to recognize compensation expense for options granted after July 31, 2005 and we used the graded-vesting method for options unvested on August 1, 2005.

     We only record compensation expense for stock-based awards expected to vest. Therefore, we estimate how many awards will be forfeited and periodically review our estimates based on actual forfeitures and revise them cumulatively as necessary. We also defer a portion of stock-based compensation considered a cost of originating receivables.

     We record tax benefits (reductions of the provision for income taxes) on compensation expense for shares of restricted stock, stock units and non-qualified stock options, and for incentive stock options when employees exercise and subsequently sell the shares within one year. We realize excess tax benefits when the compensation expense for stock-based awards deducted in our income tax returns exceeds the expense recorded in our financial statements, and we incur tax shortfalls when the financial statement expense exceeds the tax deduction. We record excess tax benefits by increasing additional paid-in capital and by reducing income taxes currently payable. We record tax shortfalls by increasing income taxes currently payable and by (i) reducing additional paid-in capital for the amount of the shortfall exceeded by any net excess tax benefits recorded previously and (ii) increasing the provision for income taxes for the amount of the shortfall exceeding net excess tax benefits recorded previously.

Earnings Per Common Share

     Basic earnings per share equals net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share equals net income divided by the weighted-average number of common shares plus potential common shares from the assumed conversion of dilutive securities. Dilutive securities are shares of restricted stock, stock options, stock units and convertible debt.

Income Taxes

     We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the financial statement and tax return amounts of assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is "more likely than not" the assets will not be realized.

     We record tax benefits for positions we take on our income tax returns that lower the amount of tax currently due. If we determine a tax position does not pass a more-likely-than-not test of a taxing authority allowing it, we reverse the tax benefits by recording a liability for uncertain tax positions. We also record a liability for the portion of the tax benefits from tax positions passing this test that we may not realize upon a taxing authority's challenge. We also record a liability for any interest and penalties we may incur on uncertain tax positions. The liability we record for uncertain tax positions, including interest and penalties, increases the provision for income taxes. We would reduce this liability and the provision for income taxes when we determine a tax position is no longer uncertain. This would result from an examination by a taxing authority, a change in tax law or the statute of limitations elapsing.

New Accounting Standards

     SFAS No. 157, and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", (FASB ASC 825-10) became effective for us on August 1, 2008. SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but did not create any new fair value measurements. SFAS
No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates and to report unrealized gains and losses on these items in earnings at each subsequent reporting date. We did not choose to measure any financial instruments or other items at fair value. The only items we measure at fair value are impaired finance receivables and assets received to satisfy finance receivables (repossessed equipment, included in other assets). We were required to measure these items at fair value before these FASBs took effect and they did not change how we determine their fair value materially. Therefore, applying these FASBs did not have a material impact on our consolidated financial statements.

     The FASB issued Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", (FASB ASC 260-10) in June 2008. Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable dividend rights meet the definition of participating securities. Participating securities require the "two-class" method to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. We have 1,273,000 unvested shares of restricted stock and stock units with nonforfeitable rights to dividends. Based on this amount, our current dividend rate and number of shares of common stock outstanding, we estimate applying this FSP would reduce annual basic earnings per common share by $0.08. This FSP will not affect diluted earnings per share or net income.

     The FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)", (FASB ASC470-20) in May 2008. This FSP requires a portion of this type of convertible debt to be recorded as equity and interest expense to be recorded on the debt portion at a rate that would have been charged on non-convertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will take effect for us on August 1, 2009. This FSP will apply to our 2.0% convertible debentures retrospectively for fiscal 2009 and 2008 but will not affect our consolidated financial statements for periods after April 30, 2009 because we repaid the convertible debentures in April 2009.

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

     The FASB issued SFAS No. 165, "Subsequent Events", (FASB ASC 855-10) in May 2009. SFAS No. 165 establishes accounting and disclosure requirements for subsequent events and requires disclosure of the date subsequent events were evaluated through. This FASB became effective for us on July 31, 2009 and did not have a material impact on our consolidated financial statements. We evaluated subsequent events through September 22, 2009; the date we issued the consolidated financial statements.

     The FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets", (FASB ASC 860) and SFAS No. 167, "Amendments to FASB Interpretation No.
(46R)", (FASB ASC 810-10) in June 2009. SFAS No. 166 requires additional disclosures for securitization transactions and changes how special purpose entities are consolidated. SFAS No. 167 changes how companies determine to consolidate variable interest entities. These FASBs take effect for fiscal years beginning after November 15, 2009 and will take effect for us on August 1, 2010 (fiscal 2011). These FASBs should not have a material impact on our consolidated financial statements because we already consolidate our two special purpose entities and we did not have any interests in variable interest entities at July 31, 2009.


NOTE 2 - FINANCE RECEIVABLES

     Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating interest rates, and direct financing leases as follows:

     ==========================================================================
     July 31,                                             2009             2008
     ==========================================================================
     Loans:
        Fixed rate                                  $1,283,561       $1,592,839
        Floating rate (indexed to the prime rate)      122,234          168,793
     --------------------------------------------------------------------------
           Total loans                               1,405,795        1,761,632
     Direct financing leases                           130,603          179,160
     --------------------------------------------------------------------------
             Finance receivables                    $1,536,398       $1,940,792
     ==========================================================================

     Direct financing leases comprised the following:

     ==========================================================================
     July 31,                                             2009             2008
     ==========================================================================
     Minimum lease payments receivable              $  120,838       $  163,597
     Residual values                                    31,459           42,275
     Unearned finance income                           (21,694)         (26,712)
     --------------------------------------------------------------------------
             Direct financing leases                $  130,603       $  179,160
     ==========================================================================

     Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused amount of these commitments was $14,200 at July 31, 2009 and $21,600 at July 31, 2008. The weighted-average interest rate on fixed rate loans was 9.6% at July 31, 2009 and 9.0% at July 31, 2008.

     Finance receivables generally require monthly installments of equal or varying amounts over two to five years. Annual contractual maturities at July 31, 2009 follow:

     ==========================================================================
                                                                         Direct
                                               Fixed      Floating    Financing
     Fiscal Year Due:                     Rate Loans    Rate Loans       Leases
     ==========================================================================

     2010                                 $  520,600    $   52,596    $  51,534
     2011                                    374,307        34,256       35,050
     2012                                    234,156        23,933       22,623
     2013                                    103,743         8,012        9,776
     2014                                     34,263         3,101        1,855
     Thereafter                               16,492           336           --
     --------------------------------------------------------------------------
        Total                             $1,283,561    $  122,234    $ 120,838
     ==========================================================================

     Allowance for credit losses activity is summarized below:

     ==========================================================================
     Years Ended July 31,                        2009         2008         2007
     ==========================================================================
     Allowance - beginning of year           $ 24,769     $ 23,992     $ 24,100
        Provision                               7,900        4,000           --
        Write-downs                           (10,321)      (6,010)      (2,778)
        Recoveries                              2,659        2,787        2,670
     --------------------------------------------------------------------------
     Allowance - end of year                 $ 25,007     $ 24,769     $ 23,992
     ==========================================================================
     Allowance - end of year as a
        percentage of finance receivables        1.63%        1.28%        1.13%
     ==========================================================================
     Net charge-offs *                       $  7,662     $  3,223     $    108
     ==========================================================================
     Loss ratio **                               0.43%        0.16%        0.01%
     ==========================================================================
     *   write-downs less recoveries
     ** net charge-offs over average finance receivables

     Non-performing assets comprise impaired finance receivables and assets received to satisfy finance receivables as follows:

     ==========================================================================
     July 31,                                                 2009         2008
     ==========================================================================
     Impaired finance receivables                         $ 64,507     $ 33,542
     Assets received to satisfy finance receivables         22,536       13,182
     --------------------------------------------------------------------------
        Non-performing assets                             $ 87,043     $ 46,724
     ==========================================================================

     The allowance for credit losses included $1,100 at July 31, 2009 and $900 at July 31, 2008 specifically allocated to $11,900 and $9,400 respectively, of impaired finance receivables. We did not recognize any income in fiscal 2009, 2008 or 2007 on impaired finance receivables before collecting our net investment. The net investment in impaired loans was $62,600 at July 31, 2009 and $31,200 at July 31, 2008. The average net investment in impaired loans was $38,100 in fiscal 2009, $28,300 in fiscal 2008 and $13,800 in fiscal 2007. We repossessed assets to satisfy $62,900, $46,900 and $12,500 of finance receivables in fiscal 2009, 2008 and 2007, respectively. We recorded $12,500 of impaired finance receivables based on the fair value of the collateral and $7,200 of assets received to satisfy receivables at fair value at July 31, 2009.

     We manage our exposure to the credit risk associated with our finance receivables by adhering to disciplined and established underwriting policies and procedures. Our underwriting policies and procedures require obtaining a first lien on equipment financed. We focus on financing equipment with a remaining useful life longer than the term financed, historically low levels of technological obsolescence, use in more than one type of business, ease of access and transporting, and broad, established resale markets. Securing our receivables with equipment having these characteristics can mitigate potential net charge-offs. We may also obtain additional equipment or other collateral, third-party guarantees, advance payments or hold back a portion of the amount financed.

     Our finance receivables reflect industry and geographic concentrations of credit risk. Concentrations of credit risk result when customers have similar economic characteristics that would cause their ability to meet contractual obligations to be affected by changes in economic or other conditions similarly. We do not have a significant concentration of credit risk with any customer. The major concentrations of credit risk, grouped by industry and U.S. geographic region, expressed as percentages of finance receivables, follow:

     ====================================       ===============================
     July 31,                2009    2008       July 31,           2009    2008
     ====================================       ===============================
     Industry:                                  Geographic region:
     ---------                                  ------------------
     Construction related      44%     44%      Southwest            30%     30%
     Road transportation       36      38       Southeast            25      26
     Refuse                    13      12       Northeast            19      17
     Other (none more than 3%                   Central              13      13
       in 2009 and 2% 2008)     7       6       West                 13      14
     ====================================       ===============================

NOTE 3 - DEBT

     Debt is summarized below:

     ===========================================================================
     July 31,                                                2009           2008
     ===========================================================================
     Fixed rate term notes:
        4.31% - 4.60% due 2013                         $   75,000     $   75,000
        4.96% - 5.00% due 2010 - 2011                     250,000        275,000
        5.45% - 5.57% due 2011 - 2014                     325,000        325,000
     ---------------------------------------------------------------------------
          Total fixed rate term notes                     650,000        675,000
     Asset securitization borrowings - term               101,000        169,000
     2.0% convertible debentures due 2034                      --        175,000
     ---------------------------------------------------------------------------
            Total term debt                               751,000      1,019,000
     Bank borrowings                                      197,000        369,000
     Commercial paper                                     104,000         79,000
     ---------------------------------------------------------------------------
               Total debt                              $1,052,000     $1,467,000
     ===========================================================================

Term Notes

     In July 2009, we repaid the $25,000 of seven-year 4.96% term notes maturing in April and June 2010, and in August 2009, we repaid $168,600 of the five-year 5.00% term notes maturing in May and August 2010. There was no gain or loss on these prepayments. In late September 2009, we also repaid $60,000 of the five-year 5.45% term notes maturing in March 2011 also at no gain or loss.

     We issued the term notes outstanding at July 31, 2009 between fiscal 2005 and 2008. They are five and seven year fixed rate notes with principal due at maturity between May 2010 and April 2014. Their average maturity was 2.5 years at July 31, 2009 (excluding the notes prepaid in August 2009). Interest is payable semiannually. Prepayments are subject to a premium based on yield maintenance formulas. The average interest rate on the notes was 5.2% at July 31, 2009 (excluding the notes prepaid in August 2009) and 5.2% at July 31, 2008.

     We converted $75,000 of bank credit facilities scheduled to expire in February 2008, March 2010 and January 2012 into five-year fixed rate term notes in fiscal 2008. The notes are due at maturity in February 2013 and the average interest rate is 4.43%. We repaid $118,250 of fixed rate term notes swapped to floating rates at maturity in fiscal 2008. The average floating rate on these notes was 5.90%. We also repaid a 6.80% $5,000 term note at maturity in fiscal 2008.

     We issued $125,000 of fixed rate term notes in fiscal 2007. The notes comprise $75,000 of five-year, 5.48% notes and $50,000 of seven-year, 5.57% notes due at maturity in April 2012 and 2014. We also converted a $10,000 floating rate term note due in fiscal 2008 to a $15,000 three-year committed unsecured revolving bank credit facility in fiscal 2007.

Convertible Debentures

     We purchased $42,300 of the debentures in the open market under our common stock and convertible debt repurchase program in November 2008 and January 2009 for $40,643 resulting in a $1,588 debt retirement gain (net of $69 of unamortized deferred debt issuance costs). All holders of the remaining $132,700 of debentures exercised their first five-year put option requiring us to repay the debentures at their principal amount in April 2009.

     We issued the convertible debentures in fiscal 2004. The debentures had a 2.0% fixed annual interest rate and interest was due semiannually. The debentures were due at maturity in April 2034, but we had the ability to redeem them anytime starting in April 2009 by paying the principal amount in cash and debenture holders had the ability to require us to repurchase them on each five-year anniversary of issuance or when a specified corporate transaction occurred paying the principal amount in cash. Debenture holders also had the ability to convert the debentures before maturity into cash and common stock.

     We irrevocably elected (under the debentures' original terms and without modifying them) in fiscal 2005 to pay the value of converted debentures, not exceeding their principal, in cash instead of issuing shares of our common stock. The value of converted debentures equaled the number of convertible shares multiplied by the market value of our common stock. We would have only issued shares if the value of converted debentures exceeded their principal. Shares of common stock needed to pay any value over principal would have equaled the difference between the conversion date closing price of our common stock and the conversion price, divided by the conversion date closing price and multiplied by the number of convertible shares. There were 4,928,000 convertible (but not issuable) shares, the adjusted conversion price was $26.93 per share and the adjusted conversion rate was 37.14 shares for each $1 (one thousand) of principal when we repaid the debentures.

     The conversion rate, number of convertible shares and conversion price changed when specified corporate transactions (including dividend payments and stock splits) occurred. The conversion rate and number of convertible shares increased and the conversion price decreased when we declared cash dividends on our common stock. The conversion rate, conversion price and number of convertible shares were 36.35, $27.51 and 6,361,000, respectively at July 31, 2008.

Asset Securitization Borrowings

     We obtained a new $100,000 asset securitization facility in April 2009 and we renewed our $325,000 asset securitization facility in June 2009. The $100,000 facility expires in April 2010 and the $325,000 facility now expires in June 2010. The facilities provide for committed revolving financing during their one-year term and we can convert borrowings outstanding into amortizing term debt if they are not renewed. The amortizing term debt would be repaid monthly from collections of securitized receivables and would be repaid substantially within two years after being converted. The entire amount of the facilities was unused and available for us to borrow at July 31, 2009.

     We converted $200,000 of revolving asset securitization borrowings into amortizing term debt in fiscal 2008. This lowered the amount of the facility expiring in June 2010 to the current amount of $325,000. We are repaying the remaining $101,000 of these term borrowings monthly from collections of securitized receivables. The monthly repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under the $325,000 facility, and would increase if we borrow under this facility or convert this facility into amortizing term debt upon nonrenewal. The term debt will be repaid substantially in two years based on the amount of securitized receivables at July 31, 2009 and not borrowing under this facility.

     We structured the facilities to account for securitization proceeds as secured debt and not as sales of receivables. Therefore, we do not record gains on sales of securitized receivables and the debt and receivables remain on our balance sheet. Borrowings under these facilities and the amortizing term debt are without recourse. Finance receivables included $167,000 of securitized receivables at July 31, 2009 and $410,000 at July 31, 2008. The amount of receivables we can securitize is limited to 50% of our major operating subsidiary's receivables because of restrictions in its other debt agreements. This limit was $760,000 at July 31, 2009. Borrowings under these facilities and the amortizing term debt are limited to 90% of securitized receivables classified as eligible. Securitized receivables classified as impaired or with terms outside of defined limits are not eligible.

     These facilities would terminate if net charge-offs of securitized receivables or if delinquent receivables exceed certain levels. This would convert borrowings outstanding into amortizing term debt required to be repaid monthly from collections of securitized receivables.

     The average interest rates on borrowings at July 31, 2009 and 2008 were 1.5% and 3.7%, respectively. The average interest rates for the years ended July 31, 2009, 2008 and 2007 were 2.8%, 4.8% and 5.4%, respectively. The interest rates change daily on borrowings under the facilities and change daily and monthly on the term debt.

Bank Borrowings

     We have $455,000 of committed unsecured revolving credit facilities from ten banks with $95,000 expiring within one year and $360,000 expiring between September 2010 and February 2013, and $258,000 of these facilities was unused and available for us to borrow at July 31, 2009. Borrowings under these facilities can mature between 1 and 270 days and their interest rates are based on domestic money market rates or LIBOR. Borrowings outstanding at July 31, 2009 matured in August 2009, were reborrowed and remain outstanding. We incur a fee on the unused portion of the facilities. We renewed a $30,000 two-year facility for another two years in September 2008, and a $25,000 one-year facility expired in March 2009.

     The average interest rates on borrowings at July 31, 2009 and 2008 were 1.0% and 2.7%, respectively. The average interest rates for the years ended July 31, 2009, 2008 and 2007 were 1.5%, 4.1% and 5.7%, respectively.

Commercial Paper

     We issue commercial paper direct and through a $500,000 dealer program with maturities between 1 and 270 days. We increased the size of our program in fiscal 2007 from $350,000. The amount of commercial paper we can issue is limited to the lower of $500,000 and the unused amount of our committed bank and securitization credit facilities ($683,000 at July 31, 2009). The average maturity of commercial paper was 30 days at July 31, 2009 and 50 days at July 31, 2008.

     The average interest rates on commercial paper at July 31, 2009 and 2008 were 2.7% and 2.9%, respectively. The average interest rates for the years ended July 31, 2009, 2008 and 2007 were 3.1%, 4.5% and 5.5%, respectively.

Other

     We obtained all of our debt and credit facilities through our major operating subsidiary except for the convertible debentures (issued by FFC). The subsidiary's debt agreements have restrictive covenants limiting its indebtedness, encumbrances, investments, sales of assets, mergers and other business combinations, capital expenditures, interest coverage, net worth and dividends and other distributions to FFC. The subsidiary complied with all debt covenants and restrictions at July 31, 2009. None of the agreements or facilities has a material adverse change clause and all of our debt is senior.

     Long-term debt comprised the following:

     ===========================================================================
     July 31,                                                 2009          2008
     ===========================================================================
     Term notes                                         $  425,000    $  675,000
     Borrowings under bank credit facilities
        expiring after one year                            197,000       369,000
     Term notes refinanced in August 2009
        with borrowings under bank credit
        facilities expiring after one year                 163,000            --
     Commercial paper supported by long-term
        asset securitization facilities
        (July 31, 2009) and by long-term bank
        credit facilities (July 31, 2008)                  104,000        41,000
     Asset securitization borrowings - term                 43,000       104,000
     ---------------------------------------------------------------------------
             Total long-term debt                       $  932,000    $1,189,000
     ===========================================================================

     Long-term debt at July 31, 2009 matures or expires as follows:

     ===========================================================================
     Fiscal:                      2011          2012          2013          2014
     ===========================================================================
                              $363,000      $389,000      $130,000       $50,000
     ===========================================================================


NOTE 4 - DERIVATIVES

     We had no derivatives outstanding at July 31, 2009 and 2008 and we did not enter into any derivatives in fiscal 2009.

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

     ===========================================================================
     Years Ended July 31,                                2008               2007
     ===========================================================================
     Type of rate lock                         Treasury locks            Forward
                                                                  starting swaps
     Notional amount                                 $ 75,000           $150,000
     Settlement (payment) proceeds                     (5,915)             1,175
     Effective portion                                 (5,915)             1,075
     Ineffective portion                                   --                100
     Deferred income tax                               (2,291)               455
     ===========================================================================

     We determined these locks were highly effective. We recorded the effective amounts in stockholders' equity as accumulated other comprehensive (loss) income net of deferred income tax. We reclassify the after-tax amounts into net income over five years by increasing or reducing interest expense and deferred income tax. We reduced interest expense by the ineffective portion in fiscal 2007. Settlement payments increase interest expense and effectively increase the rate on the hedged debt and settlement proceeds reduce interest expense and the rate on the hedged debt.

     We expect to reclassify $476 (net of $300 of deferred income tax) of the $2,004 unrealized net after-tax loss from rate locks in accumulated other comprehensive loss at July 31, 2009 into net income in fiscal 2010.

     We also had fixed to floating interest rate swaps with a total notional amount of $143,250 at July 31, 2007. We terminated $25,000 of these swaps early and $118,250 expired when the hedged debt matured in fiscal 2008. The swaps had no value at termination or expiration.


NOTE 5 - STOCKHOLDERS' EQUITY

     We received 37,000 shares of common stock from employees at an average price of $21.00 per share for the payment of $776 of income tax due on vested shares of restricted stock in fiscal 2009. We repurchased 707,600 shares of our common stock in fiscal 2008 under our repurchase program for $18,345 at a $25.92 average price per share and we received 5,700 shares of common stock from employees at an average price of $19.59 per share for payment of $112 of income tax due on vested shares of restricted stock. We repurchased 2,014,000 shares of our common stock in fiscal 2007 under our repurchase programs for $54,480 at a $27.05 average price per share and we received 17,500 shares of common stock from employees at an average price of $26.70 per share for the payment of $467 of income tax due on vested shares of restricted stock.

     We established our common stock and convertible debt repurchase program in fiscal 2007 for an initial amount of $50,000. We increased the program by $58,533 in fiscal 2009 and $43,862 remained authorized for future repurchases at July 31, 2009. The program does not have an expiration date.

     We paid quarterly cash dividends on our common stock of $0.60 per share in fiscal 2009 and 2008 and $0.55 per share in fiscal 2007. We declared a quarterly cash dividend of $0.15 per share in September 2009 payable in October 2009. The amount of equity we can distribute to stockholders is limited, indirectly, because the amount of funds we can obtain from our major operating subsidiary is restricted by its debt agreements. As a result, the amount of stockholders' equity we could distribute at July 31, 2009 was limited to $144,000.


NOTE 6 - STOCK PLANS

     We have two stockholder approved stock plans; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan authorizes the issuance of 2,500,000 shares of restricted stock, non-qualified or incentive stock options, stock appreciation rights, stock units and common stock to officers, other employees and directors with annual participant limits, and expires in December 2016. Awards may be performance-based. The exercise price of stock options cannot be less than the fair market value of our common stock when granted and their term is limited to ten years. There were 1,679,000 shares available for future grants under the 2006 Plan at July 31, 2009. The Amended MIP authorizes the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and awards of performance-based cash or stock bonuses to our CEO and other selected officers. The Amended MIP expires in December 2011. There were 625,000 shares available for future grants under the Amended MIP at July 31, 2009.

     We have a Supplemental Retirement Benefit ("SERP") for our CEO. We awarded 150,000 stock units to our CEO in fiscal 2002 vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires after attaining age 62, and 131,000 units were vested at July 31, 2009.

     Restricted stock activity for fiscal 2009 is summarized below (shares in thousands):

     ==========================================================================
                                                               Weighted-Average
                                             Shares       Grant-Date Fair Value
     ==========================================================================
     Unvested - August 1, 2008                1,176                   $   26.20
        Granted                                 205                       19.14
        Vested                                 (180)                      22.15
        Forfeited                               (12)                      26.62
     ----------------------------------------------
     Unvested - July 31, 2009                 1,189                       25.59
     ==========================================================================

     Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

     ==========================================================================
     Years Ended July 31,                              2009      2008      2007
     ==========================================================================
     Number of shares vested                            180       167       142
     Total intrinsic value *                        $ 3,700   $ 3,400   $ 3,760
     Intrinsic value per share                        20.56     20.36     26.50
     Excess tax benefits (tax shortfall) realized        10       (39)      329
     ==========================================================================
     * shares vested multiplied by the closing prices of our common stock on the dates vested

     In fiscal 2009, we awarded 100,000 shares of performance-based restricted stock to executive officers under the 2006 Plan vesting 25% after two, three, four and five years, and 50,000 shares of performance-based restricted stock to our CEO under the Amended MIP vesting in October 2013. The performance condition for these shares, based on fiscal 2009 diluted earnings per share, was satisfied and all of the shares were earned. We also awarded 55,000 shares of restricted stock to other officers vesting annually in equal amounts over five years.

     We awarded 293,000 and 120,000 shares of restricted stock to employees in fiscal 2008 and 2007, respectively. Shares of restricted stock unvested at July 31, 2009 and awarded before fiscal 2009 are scheduled to vest as follows:

     o 324,000 shares awarded in fiscal 2002 through fiscal 2008 to executive officers and other employees vest annually in equal amounts over initial periods of three to eight years (seven year average)

     o 435,000 shares awarded in fiscal 2006 to executive officers vest when the officer's service terminates, other than upon a non-qualifying termination, after six months (i) after the executive officer attains age 62 or (ii) after August 2026 if earlier (twelve year average) and a portion based on the percentage of the vesting period elapsed would vest upon a qualifying employment termination

     o 225,000 shares awarded in fiscal 2008 to executive officers vest in October 2012

     Stock unit activity and related information for fiscal 2009 are summarized below (stock units in thousands):

     ==========================================================================
                                                               Weighted-Average
                                              Units       Grant-Date Fair Value
     ==========================================================================
     Outstanding - August 1, 2008               207                   $   23.71
        Granted                                  65                       18.47
        Converted into common stock              --                          --
     ----------------------------------------------
     Outstanding - July 31, 2009                272                       22.46
     ==========================================================================
     Vested - July 31, 2009                     188                   $   23.68
     ==========================================================================

     We awarded 55,000 restricted stock units to executive officers under the 2006 Plan in fiscal 2009 vesting six months after the officer's service terminates after (i) the officer attains age 62 or (ii) August 2026 if earlier (twelve-year average). Unvested units are subject to forfeiture and a portion (based on the percentage of the vesting period elapsed) of the units would vest upon certain qualifying employment terminations. Each unit represents the right to receive one share of common stock.

     We awarded 10,000 restricted stock units under the 2006 Plan to non-employee directors in fiscal 2009. These units are subject to forfeiture until they vest in fiscal 2010. We awarded 11,000 restricted stock units to non-employee directors in fiscal 2008 and 19,000 in fiscal 2007. These units were vested at July 31, 2009. Vested units will convert into shares of common stock when the director's service terminates. We issued 2,000 shares of common stock under the 2006 Plan in fiscal 2009, 2,000 shares in fiscal 2008 and 1,500 shares in fiscal 2007 as payment of annual director retainer fees at a director's election. The price of our common stock on the dates we issued these shares was $22.38, $22.08 and $28.73, respectively.

     All unvested shares of restricted stock and stock units are subject to forfeiture and would vest immediately upon the sale of the Company or the employee's or director's death or disability, and 538,000 of the shares of restricted stock unvested at July 31, 2009 would also vest upon a qualifying employment termination.

     We pay dividends on all unvested shares of restricted stock and make dividend equivalent payments on all stock units. Dividends and dividend equivalents paid are retained and not forfeited regardless of whether the shares of restricted stock or stock units vest. The restricted stock and stock unit agreements also allow employees and directors to pay income tax due by surrendering a portion of the shares or units.

     Stock option activity and related information for fiscal 2009 are summarized below (options and intrinsic value in thousands):

     ==============================================================================
                                               Weighted-Average
                                            -------------------
                                                      Remaining  Options
                                            Exercise       Term   in the  Intrinsic
                                   Options     Price     (years)   Money    Value *
     ==============================================================================
     Outstanding - August 1, 2008      892    $24.31
        Granted                         20     19.15
        Exercised                      (58)    21.71
        Expired unexercised            (94)    25.01
        Forfeited                      (27)    22.81
     -------------------------------------
     Outstanding - July 31, 2009       733     24.35        1.6       35       $ 50
     ==============================================================================
     Exercisable - July 31, 2009       543    $24.20        1.1       20       $ 10
     ==============================================================================

     * number of in-the-money options (options with an exercise price below the market price of our common stock) multiplied by the difference between their average exercise price and the $20.28 closing price of our common stock on July 31, 2009

     We granted 20,000, 118,000 and 131,000 non-qualified stock options to employees in fiscal 2009, 2008 and 2007, respectively. Of the 733,000 options outstanding at July 31, 2009, 366,000 were granted after fiscal 2005 with a five-year term vesting 25% after one, two, three and four years, and 367,000 were granted through fiscal 2005 with a six-year term vesting 25% after two, three, four and five years.

     Information on stock option exercises follows (in thousands, except intrinsic value per option):

     ===========================================================================
     Years Ended July 31,                          2009         2008        2007
     ===========================================================================
     Number of options exercised                     58          331         463
     Total intrinsic value *                     $  160       $2,490      $4,950
     Intrinsic value per option                    2.75         7.50       10.70
     (Tax shortfall) excess tax
        benefits realized                           (10)         544       1,195
     ===========================================================================
     * options exercised multiplied by the difference between their exercise prices and the closing prices of our common stock on the exercise dates

     The average grant date fair value and exercise price of options granted, and the significant assumptions we used to calculate fair values follow:

     ==========================================================================
     Years Ended July 31,                          2009        2008        2007
     ==========================================================================
     Average grant date fair value              $  4.12     $  3.62     $  4.75
     Average exercise price                       19.15       22.67       26.96
     Average assumptions:
        Expected life of options (years)            3.7         3.7         3.7
        Expected volatility                        35.0%       23.0%       22.0%
        Risk-free interest rate                     1.7%        3.4%        4.5%
        Dividend yield                              2.3%        2.8%        2.8%
     ==========================================================================

     We based our assumptions for the expected life of options granted on our analysis of historical exercise behavior and the average of their term and number of years to vest. These two methods produced similar results. We based our assumptions for expected volatility on historical stock prices for periods equal to the options' expected life.

     Future compensation expense (before deferral) for stock-based awards unvested at July 31, 2009 and expected to vest, and the average expense recognition periods follow:

     ===========================================================================
                                    Expense               Weighted-Average Years
     ===========================================================================
     Restricted stock               $15,700                                  5.3
     Stock units                        800                                  8.0
     Stock options                      600                                  1.8
     --------------------------------------
                 Total              $17,100                                  5.3
     ===========================================================================

     Compensation recorded, deferred, included in salaries and other expenses, and tax benefits recorded for stock-based awards follow:

     ===========================================================================
     Years Ended July 31,                               2009      2008      2007
     ===========================================================================
     Restricted stock                                 $7,293    $6,340    $5,093
     Stock units                                         712       909       684
     Stock options                                       545       717     1,090
     ---------------------------------------------------------------------------
        Total stock-based compensation                 8,550     7,966     6,867
     Stock-based compensation deferred                 3,408     3,127     2,875
     ---------------------------------------------------------------------------
        Net stock-based compensation in
          salaries and other expenses                 $5,142    $4,839    $3,992
     ===========================================================================
     Tax benefits                                     $1,871    $1,774    $1,418
     ===========================================================================

     Shares of restricted stock, stock units and stock options are the only incentive compensation we provide (other than a cash bonus for the CEO) and we believe these stock-based awards further align employees' and directors' interests with those of our stockholders. We do not have a policy to repurchase shares in the open market and we issue new shares when we award shares of restricted stock or when employees exercise stock options.


NOTE 7 - EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

     ===========================================================================
     Years Ended July 31,                               2009      2008      2007
     ===========================================================================
     Net income                                      $43,148   $50,084   $50,050
     ===========================================================================
     Weighted-average common shares outstanding
       (used for basic EPS)                           24,655    24,454    25,813
     Effect of dilutive securities:
       Shares of restricted stock and stock units        454       339       293
       Stock options                                      12        81       259
       Shares issuable from convertible debt              --        44        16
     ---------------------------------------------------------------------------
     Adjusted weighted-average common shares
       outstanding (used for diluted EPS)             25,121    24,918    26,381
     ===========================================================================
     Net income per common share:
        Diluted                                      $  1.72   $  2.01   $  1.90
     ===========================================================================
        Basic                                        $  1.75   $  2.05   $  1.94
     ===========================================================================
     Antidilutive shares of restricted stock,
        stock units and stock options *                  805       878       216
     ===========================================================================
     * excluded from the calculation because they would have increased diluted EPS


NOTE 8 - INCOME TAXES

     The provision for income taxes comprised the following:

     ===========================================================================
     Years Ended July 31,                          2009         2008        2007
     ===========================================================================
     Currently payable:
       Federal                                 $ 26,433     $ 23,976    $ 21,977
       State                                      4,387        4,336       3,716
     ---------------------------------------------------------------------------
         Total                                   30,820       28,312      25,693
     Deferred                                    (3,736)       3,210       5,738
     ---------------------------------------------------------------------------
           Provision for income taxes          $ 27,084     $ 31,522    $ 31,431
     ===========================================================================

     Net excess tax benefits from stock-based awards reduced income taxes currently payable and increased additional paid-in capital by $505 in fiscal 2008 and $1,524 in fiscal 2007.

     Income taxes calculated at statutory federal rates are reconciled to the provision for income taxes as follows:

     ===========================================================================
     Years Ended July 31,                         2009         2008         2007
     ===========================================================================
     Federal at statutory rates                $24,581      $28,562      $28,518
     State (after federal benefit)               2,393        2,791        2,664
     Nondeductible incentive stock
       options expense                              44           85          175
     Other                                          66           84           74
     ---------------------------------------------------------------------------
         Provision for income taxes            $27,084      $31,522      $31,431
     ===========================================================================

     Deferred income taxes comprised the tax effect of the following temporary differences:

     ==========================================================================
     July 31,                                                 2009         2008
     ==========================================================================
     Deferred tax liabilities:
       Taxable gain on retirement of
         convertible debentures                           $ 18,722     $     --
       Leasing transactions                                 12,520       16,937
       Original issue discount on
         convertible debentures                                 --       16,516
       Net deferred origination costs
         and nonrefundable fees                              8,362        8,150
       Other                                                 1,226        1,231
     --------------------------------------------------------------------------
          Total                                             40,830       42,834
     --------------------------------------------------------------------------
     Deferred tax assets:
       Allowance for credit losses                          (9,567)      (9,490)
       Cumulative compensation on unvested
         shares of restricted stock and
         unvested stock units                               (6,516)      (4,357)
       Unrealized net loss on cash flow hedges
         in accumulated other comprehensive loss            (1,263)      (1,563)
       Other                                                  (184)        (688)
     --------------------------------------------------------------------------
          Total                                            (17,530)     (16,098)
     --------------------------------------------------------------------------
             Deferred income taxes                        $ 23,300     $ 26,736
     ==========================================================================

     The gross liability recorded for unrecognized tax benefits on uncertain tax positions was $1,340 at July 31, 2009 and $1,175 at July 31, 2008, and includes $390 and $311 of interest and penalties, respectively. The entire liability at July 31, 2009, net of $450 of federal income tax benefits on state income taxes, would lower our effective tax rate if recognized. We do not expect these amounts to change significantly in fiscal 2010. We recognized $79 and $116 of interest and penalties in fiscal 2009 and 2008, respectively. The change in the gross liability is summarized below:

     ==========================================================================
     Years Ended July 31,                                       2009       2008
     ==========================================================================
     Balance - beginning of year                             $ 1,175    $ 1,163
        Increases from prior year tax positions                  140        127
        Increases from current year tax positions                 70         81
        Decreases from prior year tax positions                   --        (90)
        Reductions from lapsed statute of limitations            (45)      (106)
     --------------------------------------------------------------------------
     Balance - end of year                                   $ 1,340    $ 1,175
     ==========================================================================

     The IRS audited our fiscal 2005 and 2004 tax returns in fiscal 2007 and our fiscal 1996 and 1995 tax returns in fiscal 1997. These audits resulted in no changes to the tax we reported. We only take uncertain positions on our income tax returns when tax law is unclear and subject to interpretation, and we believe not taking the position would distort our income tax liability unfairly. We have no foreign operations, we are not involved in any questionable tax transactions and we file returns in almost every state with a corporate income tax. We have three open examinations with two states that account for most of the gross liability at July 31, 2009. The IRS can examine our federal tax returns for three years and States can audit our state tax returns for three to five years after we file them.

NOTE 9 - SALARIES AND OTHER EXPENSES

     Salaries and other expenses comprised the following:

     ===========================================================================
     Years Ended July 31,                           2009        2008        2007
     ===========================================================================
     Salaries and employee benefits              $16,196     $15,180     $14,403
     Other expenses                               13,341      12,143      10,542
     ---------------------------------------------------------------------------
           Total                                 $29,537     $27,323     $24,945
     ===========================================================================


NOTE 10 - LEASE COMMITMENTS

     We rent office space under leases expiring through fiscal 2020. Minimum future annual rentals due under these operating leases at July 31, 2009 are $1,400 in fiscal 2010, $1,600 in fiscal 2011, $1,100 in fiscal 2012, $600 in fiscal 2013, $500 in fiscal 2014 and $2,100 after fiscal 2014. Office rent expense was $1,800 in fiscal 2009, $1,610 in fiscal 2008 and $1,607 in fiscal 2007.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

     We estimate the fair value of our financial instruments; cash, finance receivables (excluding leases), commitments to extend credit under line of credit arrangements and debt, as described below.

     Carrying values of cash, commercial paper, bank borrowings and asset securitization borrowings approximated their fair values based on their short-term maturities and floating interest rates. Fair value of the term notes payable was $637,000 at July 31, 2009 and $652,000 at July 31, 2008, compared to their carrying amounts of $650,000 at July 31, 2009 and $675,000 at July 31, 2008. We calculated fair value based on the notes' cash flows discounted at current market interest rates. Fair value of the $175,000 of 2.0% convertible debentures was $173,700 at July 31, 2008 based on their quoted market price.

     It is not practicable for us to estimate the fair value of our finance receivables and commitments to extend credit. These financial instruments were not priced according to any set formulas, were not credit-scored and are not loan-graded. They are not traded on any market and we hold them to maturity. They have relatively short maturities that have been accelerated by significant full and partial prepayment activity. They comprise a large number of transactions with commercial customers in diverse businesses, are secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a receivable would be based on the terms of the sale, our and the buyer's views of economic and industry conditions, our and the buyer's tax considerations and other factors. We disclose information relevant to estimating the fair value of our receivables in Note 2.


NOTE 12 - SELECTED QUARTERLY DATA (UNAUDITED)

     ===========================================================================
                                                              Earnings per Share
                                                              ------------------
                                        Revenue   Net Income    Diluted    Basic
     ===========================================================================
     Fiscal 2009, three months ended:
     --------------------------------
        October 31, 2008                $42,993      $11,679     $ 0.47  $  0.48
        January 31, 2009 *               40,613       12,298       0.49     0.50
        April 30, 2009                   37,587       10,305       0.41     0.42
        July 31, 2009                    36,295        8,866       0.35     0.36

     Fiscal 2008, three months ended:
     --------------------------------
        October 31, 2007                $49,596      $12,666     $ 0.50  $  0.51
        January 31, 2008                 48,708       12,584       0.51     0.52
        April 30, 2008                   46,361       12,692       0.51     0.52
        July 31, 2008                    43,737       12,142       0.49     0.50
     ===========================================================================
     * net income includes $1,000 and diluted and basic EPS includes $0.04 from the gain on retirement of debt

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that affected or are reasonably likely to affect our internal control over financial reporting materially.

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

     Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" (commonly referred to as COSO). Based on its evaluation, our management concluded our internal control over financial reporting was effective at July 31, 2009. The effectiveness of our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on the next page.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Stockholders
Financial Federal Corporation:


We have audited Financial Federal Corporation and subsidiaries (the "Company" or "Financial Federal") internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Financial Federal as of July 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2009, and our report dated September 22, 2009 expressed an unqualified opinion on those consolidated financial statements.



/s/ KPMG LLP


New York, New York
September 22, 2009

ITEM 9B. OTHER INFORMATION

     We issued a press release on September 22, 2009 reporting our results for the quarter and year ended July 31, 2009. The press release is attached as
Exhibit 99.1. Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

     We issued a press release on September 22, 2009 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock. The press release is attached as Exhibit 99.2. The dividend is payable on October 23, 2009 to stockholders of record at the close of business on October 9, 2009. The dividend is the same as the previous quarter.


PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item, other than Executive Officers' biographies in Part I, Item 1 of this report and the information about our code of conduct discussed below, is incorporated herein by reference to the information in the "Section 16(a) Beneficial Ownership Reporting Compliance", "Nominees for Election as Directors", "Corporate Governance and Nominating Committee" and "Audit Committee" sections of our 2009 Definitive Proxy Statement to be filed according to Regulation 14A for our Annual Meeting of Stockholders to be held December 8, 2009.

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


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information in the "Compensation of Directors", "Executive Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" sections of our 2009 Definitive Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                               Equity Compensation Plan Information

      ====================================================================================
                                                                      Number of securities
                                            Number of                  remaining available
                                           securities      Weighted    for future issuance
                                                to be       average           under equity
                                          issued upon      exercise           compensation
                                          exercise of      price of       plans (excluding
                                          outstanding   outstanding   securities reflected
      Equity compensation plan category   options (a)   options (b)     in column (a)) (c)
      ====================================================================================
      Approved by security holders (1)        854,832        $24.35              2,304,288
      Not approved by security holders (2)    150,000            --                     --
      ------------------------------------------------------------------------------------
         Total                              1,004,832        $24.35              2,304,288
      ====================================================================================

     (1) Column (a) comprises 732,832 stock options and 122,000 restricted stock units. The stock units do not have an exercise price and were excluded in calculating the price in column (b). Column (c) comprises 1,679,288 shares of common stock issuable under our 2006 Stock Incentive Plan and 625,000 shares of common stock issuable under our Amended and Restated 2001 Management Incentive Plan.

     (2) The securities are restricted stock units granted to the CEO in fiscal 2002 under a Supplemental Retirement Benefit ("SERP") vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires after attaining age 62, and 131,250 units were vested at July 31, 2009.

     Other information required under this Item is incorporated herein by reference to the information in the "Security Ownership of Certain Beneficial Owners and Management" section of our 2009 Definitive Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     The information required by this Item is incorporated herein by reference to the information in the "Related Person Transactions" and "Independent and Non-Management Directors" sections of our 2009 Definitive Proxy Statement.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to information in the "Principal Accounting Fees and Services" and "Pre-Approval Policy and Procedures" sections of our 2009 Definitive Proxy Statement.


PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)  Documents filed in this report:
                                                                            Page
                                                                           -----
      1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:
         Report of Independent Registered Public Accounting Firm              21
         Consolidated Balance Sheets at July 31, 2009 and 2008                22
         Consolidated Income Statements for the fiscal years
           ended July 31, 2009, 2008 and 2007                                 23
         Consolidated Statements of Changes in Stockholders' Equity
           for the fiscal years ended July 31, 2009, 2008 and 2007            24
         Consolidated Statements of Cash Flows for the fiscal years
           ended July 31, 2009, 2008 and 2007                                 25
         Notes to Consolidated Financial Statements                        26-39

      2. FINANCIAL STATEMENT SCHEDULES
         Schedule I - Condensed Financial Information of Registrant
             (all other schedules were omitted because the required
             information is included in the Consolidated Financial
             Statements or accompanying notes)                             46-47

      3. EXHIBITS

Exhibit No.    Description of Exhibit
--------------------------------------------------------------------------------
   3.1  (a)    Articles of Incorporation
   3.2  (b)    Certificate of Amendment of Articles of Incorporation dated
               December 9, 1998
   3.3  (c)    Amended and Restated By-laws dated March 5, 2007
   4.1  (d)    Specimen Common Stock Certificate
  10.1  (e)    Form of Commercial Paper Dealer Agreement
 *10.2  (f)    Form of Restricted Stock Agreement dated March 1, 2002 between the Registrant and its CEO
 *10.3  (f)    Form of Restricted Stock Agreement between the Registrant and certain senior officers
 *10.4  (g)    Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
 *10.5  (g)    Agreement to Defer Restricted Stock dated February 26, 2004 between the Registrant and its CEO
 *10.6  (h)    Restricted Stock Agreement dated October 14, 2004 between the
               Registrant and its CEO

 *10.7  (i)    Restricted Stock Agreement dated September 28, 2005 between the
               Registrant and its CEO
 *10.8  (i)    Restricted Stock Agreement dated November 2, 2005 between the
               Registrant and its CEO
 *10.9  (j)    Amended and Restated Supplemental Retirement Benefit dated
               March 6, 2006 between the Registrant and its CEO (as amended and restated March 6, 2006)
*10.10  (j)    Form of Excise Tax Restoration Agreement between the Registrant and its directors and named executive officers dated
               March 6, 2006
*10.11  (j)    Form of Indemnity Agreement between the Registrant and its directors and named executive officers dated March 6, 2006

*10.12  (j)    Restricted Stock Agreement dated February 22, 2006 between the
               Registrant and its CEO
*10.13  (j)    Form of Restricted Stock Agreement between the Registrant and certain senior officers
*10.14  (c)    Amended and Restated 2001 Management Incentive Plan
*10.15  (c)    2006 Stock Incentive Plan
*10.16  (c)    2006 Stock Incentive Plan - Form of Stock Grant Agreement for
               Chief Executive Officer
*10.17  (c)    2006 Stock Incentive Plan - Form of Stock Grant Agreement for
               Executive Officers and Non-Employee Directors
*10.18  (c)    2006 Stock Incentive Plan - Form of Incentive Stock Option
               Agreement for Executive Officers
*10.19  (c)    2006 Stock Incentive Plan - Form of Nonstatutory Stock Option
               Agreement for Executive Officers
*10.20  (c)    Amended and Restated 2001 Management Incentive Plan - Form of
               Restricted Stock Agreement
*10.21  (c)    Amended and Restated 2001 Management Incentive Plan - Form of
               Stock Unit Award Agreement
*10.22  (k)    2006 Stock Incentive Plan - Form of Stock Unit Agreement for
               Non-Employee Directors
*10.23  (l)    Amendment dated December 9, 2008 to Restricted Stock Agreements dated March 1, 2002 and October 14, 2004, and to Agreements to
               Defer Restricted Stock dated February 26, 2004 between the
               Registrant and its CEO
*10.24  (l)    Form of Amendment dated December 9, 2008 to Restricted Stock
               Agreement dated March 1, 2002 between the Registrant and certain senior officers
*10.25  (l)    Form of Amendment dated December 9, 2008 to 2006 Stock Incentive
               Plan - Stock Unit Agreement for Non-Employee Directors
*10.26  (l)    Form of Amendment dated December 9, 2008 to Excise Tax
               Restoration Agreement between the Registrant and its directors and named executive officers dated March 6, 2006
*10.27  (m)    Amendment dated March 3, 2009 to Equity Awards between the
               Registrant and its CEO
*10.28  (m)    Form of Stock Unit Agreement between the Registrant and certain senior officers
  12.1  **     Computation of Debt-To-Equity Ratio
  21.1  **     Subsidiaries of the Registrant
  23.1  **     Consent of Independent Registered Public Accounting Firm
  31.1  **     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
  31.2  **     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
  32.1  **     Section 1350 Certification of Chief Executive Officer
  32.2  **     Section 1350 Certification of Chief Financial Officer
  99.1  **     Press release dated September 22, 2009
  99.2  **     Press release dated September 22, 2009

Previously filed with the Securities and Exchange Commission as an exhibit to our:
--------------------------------------------------------------------------------
  (a) Registration Statement on Form S-1 (Registration No. 33-46662) filed May 28, 1992
  (b)     Form 10-Q for the quarter ended January 31, 1999
  (c)     Form 10-Q for the quarter ended January 31, 2007
  (d) Registration Statement on Form S-3 (Registration No. 333-56651) filed June 11, 1998
  (e)     Form 10-K for the fiscal year ended July 31, 1996
  (f)     Form 10-Q for the quarter ended April 30, 2002
  (g)     Form 10-Q for the quarter ended January 31, 2003
  (h)     Form 10-Q for the quarter ended October 31, 2004
  (i)     Form 10-Q for the quarter ended October 31, 2005
  (j)     Form 10-Q for the quarter ended January 31, 2006
  (k)     Form 10-K for the fiscal year ended July 31, 2007
  (l)     Form 10-Q for the quarter ended January 31, 2009
  (m)     Form 10-Q for the quarter ended April 30, 2009

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


                              September 22, 2009
                              ------------------
                              Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Lawrence B. Fisher                                        September 22, 2009
--------------------------------------------------            ------------------
Director                                                      Date


/s/ Michael C. Palitz                                         September 22, 2009
--------------------------------------------------            ------------------
Director                                                      Date


/s/ Leopold Swergold                                          September 22, 2009
--------------------------------------------------            ------------------
Director                                                      Date


/s/ H. E. Timanus, Jr.                                        September 22, 2009
--------------------------------------------------            ------------------
Director                                                      Date


/s/ Michael J. Zimmerman                                      September 22, 2009
--------------------------------------------------            ------------------
Director                                                      Date


/s/ Steven F. Groth                                           September 22, 2009
--------------------------------------------------            ------------------
Senior Vice President and Chief Financial Officer             Date
(Principal Financial Officer)


/s/ David H. Hamm                                             September 22, 2009
--------------------------------------------------            ------------------
Vice President, Controller and Treasurer                      Date
(Principal Accounting Officer)

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          FINANCIAL FEDERAL CORPORATION

                          PARENT COMPANY BALANCE SHEETS
                        (In thousands, except par value)

================================================================================
July 31,                                                         2009       2008
================================================================================
ASSETS
Investments in and loans to consolidated subsidiaries        $467,488   $603,827
Cash and other assets                                           2,349      2,687
Interest receivable from consolidated subsidiaries                623      1,090
--------------------------------------------------------------------------------
          TOTAL ASSETS                                       $470,460   $607,604
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income taxes                                        $ 18,092   $ 16,112
Other liabilities                                                 322      1,620
2.0% convertible debentures due 2034                               --    175,000
--------------------------------------------------------------------------------
     Total liabilities                                         18,414    192,732
--------------------------------------------------------------------------------
Stockholders' equity                                          452,046    414,872
--------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $470,460   $607,604
================================================================================

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)

                          FINANCIAL FEDERAL CORPORATION

                        PARENT COMPANY INCOME STATEMENTS
                    (In thousands, except per share amounts)

============================================================================================
Years Ended July 31,                                            2009        2008        2007
============================================================================================
Equity in after-tax earnings of consolidated subsidiaries   $ 39,913    $ 46,976    $ 44,524
Interest income from loans to consolidated subsidiaries       10,546      13,610      17,705
Gain on debt retirement                                        1,588          --          --
Salaries and other expenses                                   (4,287)     (4,292)     (4,192)
Interest expense                                              (2,835)     (4,539)     (5,009)
--------------------------------------------------------------------------------------------
     Income before income taxes                               44,925      51,755      53,028

Provision for income taxes                                     1,777       1,671       2,978
--------------------------------------------------------------------------------------------
          NET INCOME                                        $ 43,148    $ 50,084    $ 50,050
============================================================================================

                          FINANCIAL FEDERAL CORPORATION

                     PARENT COMPANY STATEMENTS OF CASH FLOWS
                                 (In thousands)

============================================================================================
Years Ended July 31,                                            2009        2008        2007
============================================================================================
Cash flows from operating activities:
--------------------------------------------------------------------------------------------
      Net cash provided by operating activities            $   4,203    $  6,697    $ 12,916
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Cash dividend received from consolidated subsidiary        100,000          --          --
  Loans to consolidated subsidiaries, net decrease            84,125      29,414      57,996
--------------------------------------------------------------------------------------------
      Net cash provided by investing activities              184,125      29,414      57,996
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of convertible debentures                      (173,343)         --          --
  Commercial paper, net decrease                                  --      (8,200)     (9,340)
  Proceeds from stock option exercises                         1,265       5,902       8,116
  Common stock issued                                             45          45          45
  Common stock cash dividends                                (15,534)    (15,387)    (14,788)
  Common stock repurchased                                      (776)    (18,456)    (54,948)
--------------------------------------------------------------------------------------------
      Net cash used in financing activities                 (188,343)    (36,096)    (70,915)
--------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                  (15)         15          (3)
Cash - beginning of year                                          19           4           7
--------------------------------------------------------------------------------------------
CASH - END OF YEAR                                         $       4    $     19    $      4
============================================================================================