Form 10-Q
period 2009-10-31
FINANCIAL FEDERAL CORP
filed 2009-12-10
CIK 854711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 2009

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

                   730 Third Avenue, New York, New York 10017
                    (Address of principal executive offices)

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

The number of shares outstanding of the registrant's common stock on December 1, 2009 was 26,293,315.

================================================================================

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                     for the quarter ended October 31, 2009

                                TABLE OF CONTENTS

Part I - Financial Information                                          Page No.
---------------------------------------------------------------------   --------

Item 1.   Financial Statements:

          Consolidated Balance Sheets at October 31, 2009 (unaudited)
             and July 31, 2009 (audited)                                   1

          Consolidated Income Statements for the three months ended
             October 31, 2009 and 2008 (unaudited)                         2

          Consolidated Statements of Changes in Stockholders' Equity
             for the three months ended October 31, 2009 and 2008
             (unaudited)                                                   3

          Consolidated Statements of Cash Flows for the three months
             ended October 31, 2009 and 2008 (unaudited)                   4

          Notes to Consolidated Financial Statements (unaudited)           5-12

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          13-22

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      22

Item 4.   Controls and Procedures                                         22


Part II - Other Information
---------------------------------------------------------------------

Item 5.   Other Information                                               23

Item 6.   Exhibits                                                        23

Signatures                                                                24

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

===========================================================================================
                                                          October 31, 2009    July 31, 2009*
===========================================================================================
                                                               (Unaudited)

ASSETS
Finance receivables                                            $ 1,410,964      $ 1,536,398
Allowance for credit losses                                        (25,028)         (25,007)
-------------------------------------------------------------------------------------------
   Finance receivables - net                                     1,385,936        1,511,391
Cash                                                                 9,463            8,038
Other assets                                                        34,160           28,685
-------------------------------------------------------------------------------------------
      TOTAL ASSETS                                             $ 1,429,559      $ 1,548,114
===========================================================================================

LIABILITIES
Debt:
   Long-term ($6,600 at October 31, 2009 and $5,400 at
      July 31, 2009 owed to related parties)                   $   739,200      $   932,000
   Short-term                                                      185,800          120,000
Accrued interest, taxes and other liabilities                       41,249           44,068
-------------------------------------------------------------------------------------------
   Total liabilities                                               966,249        1,096,068
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value, authorized 5,000 shares                 --               --
Common stock - $.50 par value, authorized 100,000 shares,
   shares issued and outstanding (net of 1,696 treasury
   shares): 26,257 at October 31, 2009 and 25,889 at
   July 31, 2009                                                    13,129           12,945
Additional paid-in capital                                         162,761          159,501
Retained earnings                                                  287,975          281,604
Accumulated other comprehensive loss                                  (555)          (2,004)
-------------------------------------------------------------------------------------------
   Total stockholders' equity                                      463,310          452,046
-------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,429,559      $ 1,548,114
===========================================================================================

* Restated for the retrospective application of FASB ASC 470-20, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)." See Note 1.

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

===========================================================================================
Three Months Ended October 31,                                         2009            2008*
===========================================================================================
Finance income                                                      $33,138         $42,993
Interest expense                                                      8,666          16,286
-------------------------------------------------------------------------------------------

   Net finance income before provision for credit
      losses on finance receivables                                  24,472          26,707

Provision for credit losses on finance receivables                    2,500           1,400
-------------------------------------------------------------------------------------------

   Net finance income                                                21,972          25,307

Gain on debt retirement                                               2,400              --
Salaries and other expenses                                          (7,721)         (7,169)
-------------------------------------------------------------------------------------------

   Income before provision for income taxes                          16,651          18,138

Provision for income taxes                                            6,349           7,059
-------------------------------------------------------------------------------------------

      NET INCOME                                                    $10,302         $11,079
===========================================================================================

EARNINGS PER COMMON SHARE:
      Diluted                                                       $  0.41         $  0.44
===========================================================================================
      Basic                                                         $  0.39         $  0.43
===========================================================================================

* Restated for the retrospective application of FASB ASC 470-20 and FASB ASC 260-10 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." See Note 1.

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY *
                                 (In thousands)
                                   (Unaudited)

====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                 ----------------      Paid-In   Retained   Comprehensive
                                 Shares    Amount      Capital   Earnings            Loss      Total
====================================================================================================
BALANCE - JULY 31, 2008          25,673   $12,836     $150,490   $255,726         $(2,480)  $416,572
 Net income                          --        --           --     11,079              --     11,079
 Reclassification of realized
  net loss in net income,
  after $76 of tax                   --        --           --         --             121        121
                                                                                            --------
     Comprehensive income                                                                     11,200
                                                                                            --------
 Stock repurchased (retired)         (4)       (2)         (81)        --              --        (83)
 Stock plan activity:
  Shares issued                     170        85          369         --              --        454
  Compensation recognized            --        --        2,004         --              --      2,004
  Tax shortfall                      --        --          (13)        --              --        (13)
 Common stock cash dividends         --        --           --     (3,861)             --     (3,861)
----------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2008       25,839  $ 12,919    $ 152,769  $ 262,944         $(2,359) $ 426,273
====================================================================================================

====================================================================================================
                                                                              Accumulated
                                     Common Stock   Additional                      Other
                                 ----------------      Paid-In   Retained   Comprehensive
                                 Shares    Amount      Capital   Earnings            Loss      Total
====================================================================================================
BALANCE - JULY 31, 2009          25,889   $12,945     $159,501   $281,604         $(2,004)  $452,046
 Net income                          --        --           --     10,302              --     10,302
 Reclassification of realized
  net loss in net income,
  after $914 of tax                  --        --           --         --           1,449      1,449
                                                                                            --------
     Comprehensive income                                                                     11,751
                                                                                            --------
 Stock plan activity:
  Shares issued                     368       184        1,338         --              --      1,522
  Compensation recognized            --        --        1,922         --              --      1,922
 Common stock cash dividends         --        --           --     (3,931)             --     (3,931)
----------------------------------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2009       26,257   $13,129     $162,761   $287,975          $ (555)  $463,310
====================================================================================================

*  Restated for the retrospective application of FASB ASC 470-20.  See Note 1.

See accompanying notes to consolidated financial statements

                 FINANCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

===========================================================================================
Three Months Ended October 31,                                         2009            2008*
===========================================================================================
Cash flows from operating activities:
  Net income                                                      $  10,302       $  11,079
    Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization of deferred origination costs and fees            4,125           4,463
       Provision for credit losses on finance receivables             2,500           1,400
       Stock-based compensation                                       1,114           1,186
       Depreciation and amortization                                    165             382
       Amortization of debt discount on convertible debentures           --             900
       Gain on debt retirement                                       (2,400)             --
       Decrease in other assets                                       2,043             379
       Decrease in accrued interest, taxes and other liabilities     (3,733)         (3,458)
       Tax shortfall from stock-based awards                             --              13
-------------------------------------------------------------------------------------------
           Net cash provided by operating activities                 14,116          16,344
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Finance receivables originated                                    (64,122)       (225,007)
  Finance receivables collected and repossessed assets sales
    proceeds                                                        176,040         273,253
-------------------------------------------------------------------------------------------
           Net cash provided by investing activities                111,918          48,246
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank borrowings, net increase                                     175,600           8,000
  Commercial paper, net decrease                                    (14,800)        (49,000)
  Repayments of term asset securitization borrowings                (13,000)        (18,000)
  Repayments of term notes                                         (270,000)             --
  Proceeds from stock option exercises                                1,522             454
  Common stock cash dividends                                        (3,931)         (3,861)
  Common stock repurchased                                               --             (83)
  Tax shortfall from stock-based awards                                  --             (13)
-------------------------------------------------------------------------------------------
           Net cash used in financing activities                   (124,609)        (62,503)
-------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                  1,425           2,087
Cash - beginning of period                                            8,038           8,232
-------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                              $   9,463       $  10,319
===========================================================================================

*  Restated for the retrospective application of FASB ASC 470-20.  See Note 1.

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

Subsequent Event

     On November 22, 2009, we entered into an Agreement and Plan of Merger with People's United Financial, Inc. ("People's"), the holding company for People's United Bank, to be acquired by People's. The merger must be approved by our stockholders and is subject to other customary closing conditions. The merger is expected to close in the third quarter of fiscal 2010 and our stockholders will receive $11.27 in cash and one share of People's common stock for each share of our common stock under the terms of the merger agreement.

Basis of Presentation and Principles of Consolidation

     We prepared the accompanying Consolidated Financial Statements according to accounting principles generally accepted in the United States of America (GAAP). We eliminated all significant intercompany accounts and transactions. We do not have reportable operating segments. We have two fully consolidated special purpose entities for our on-balance-sheet asset securitization facilities. We evaluated subsequent events through December 8, 2009; the date we issued the consolidated financial statements.

     The Financial Accounting Standards Board ("FASB") implemented the FASB Accounting Standards Codification ("ASC") on July 1, 2009. The FASB ASC is a major restructuring of accounting standards and is now the only source of GAAP. It replaced all prior accounting standards previously referred to as FASBs, SFASs, EITFs, APBs, FSPs, etc. All public companies are required to refer to appropriate FASB ASC sections instead of the original accounting standards formerly disclosed starting with the first fiscal quarter ending after September 15, 2009; this quarter for us. We are providing references to the original accounting standards to ease the transition. The FASB ASC did not change GAAP.

     We prepared the accompanying unaudited Consolidated Financial Statements according to the Securities and Exchange Commission's rules and regulations. These rules and regulations permit condensing or omitting certain information and note disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America (GAAP). The July 31, 2009 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. However, we believe the disclosures are sufficient to make the information presented not misleading. These Consolidated Financial Statements and accompanying notes should be read with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

     In our opinion, the Consolidated Financial Statements include all adjustments (consisting of only normal recurring items) necessary to present fairly our financial position and results of operations for the periods presented. The results of operations for the three months ended October 31, 2009 may not be indicative of full year results.

     Certain amounts presented in the consolidated financial statements for the prior period have been restated for the retrospective application of FASB ASC 470-20 (formerly referred to as Staff Position APB 14-1), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)." Interest expense is $900 higher and income tax expense is $300 lower than originally reported for the three months ended October 31, 2008 resulting in net income being $600 lower and diluted and basic earnings per share $0.03 lower than originally reported. Additional paid-in capital is $11,000 higher and retained earnings is $11,000 lower than originally reported at July

31, 2009. Basic earnings per share is another $0.02 lower than originally reported for the three months ended October 31, 2008 because of the retrospective application of FASB ASC 260-10 (formerly referred to as Staff Position EITF 03-6-1), "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."

Use of Estimates

     GAAP requires us to make significant estimates and assumptions to record the amounts reported in the Consolidated Financial Statements and accompanying notes for the allowance for credit losses, non-performing assets, residual values, income taxes and stock-based compensation. Actual results could differ from these estimates significantly.

New Accounting Standards

     FASB ASC 260-10 became effective for us on August 1, 2009 and is applied retrospectively for all periods presented. It classifies unvested shares of restricted stock and stock units with nonforfeitable dividend rights as participating securities (securities participating in dividends with common stock according to a formula). Participating securities require the "two-class" method to calculate basic earnings per share. This method lowers basic earnings per common share but does not affect diluted earnings per share or net income. Basic earnings per share is net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Net income available to common stockholders is net income less dividends paid on and net income allocated to participating securities. Applying this FSP reduced basic earnings per common share by $0.02 for the three months ended October 31, 2009.

     FASB ASC 470-20 became effective for us on August 1, 2009 and is applied retrospectively for all periods presented. It requires a portion of convertible debt that can be settled in cash to be recorded as equity and interest expense to be recorded on the debt portion at a rate that would have been charged on non-convertible debt with the same terms. It applies retrospectively through April 30, 2009 to the $175,000 of 2.0% convertible debentures we repaid in April 2009 but will not affect current and future consolidated financial statements because we repaid the debentures.

     We determined we would have been charged 4.2% on five-year non-convertible term debt when we issued the convertible debentures in April 2004. As a result, we reclassified $6,200 of the convertible debentures net of $2,200 of deferred income taxes as equity as of August 1, 2007 (the beginning of the earliest fiscal period to be presented after the FASB ASC 470-20 took effect). The $6,200 was amortized as a debt discount and recorded as additional interest expense over the period August 1, 2007 to April 14, 2009 (the last day interest was due on the debentures) using the interest method. Therefore, net income for fiscal 2009 and 2008 presented in all current and future consolidated financial statements will be lower than originally reported. The effective interest rate on the debt portion was 4.70% (includes amortization of deferred debt issuance costs), and interest expense for the three months ended October 31, 2008 included $900 of amortization of the debt discount and $880 of contractual interest. The unamortized debt discount was $1,700 at October 31, 2008.

     The FASB issued ASC 860, "Accounting for Transfers of Financial Assets", (formerly referred to as SFAS No. 166) and ASC 810-10, "Amendments to FASB Interpretation No. (46R)", (formerly referred to as SFAS No. 167) in June 2009. ASC 860 requires additional disclosures for securitization transactions and changes how special purpose entities are consolidated. ASC 810-10 changes how companies determine how to consolidate variable interest entities. These ASCs take effect for fiscal years beginning after November 15, 2009 and will take effect for us on August 1, 2010 (fiscal 2011). They should not have a material impact on our consolidated financial statements because we already consolidate our two special purpose entities and we did not have any interests in variable interest entities at October 31, 2009.


NOTE 2 - FINANCE RECEIVABLES

     Finance receivables comprise installment sale agreements and secured loans (including line of credit arrangements), collectively referred to as loans, with fixed or floating interest rates, and direct financing leases as follows:

     ===========================================================================
                                              October 31, 2009     July 31, 2009
     ===========================================================================
     Loans:
        Fixed rate                                  $1,202,503        $1,283,561
        Floating rate (indexed to the
          prime rate)                                   86,785           122,234
     ---------------------------------------------------------------------------
            Total loans                              1,289,288         1,405,795
     Direct financing leases *                         121,676           130,603
     ---------------------------------------------------------------------------
                Finance receivables                 $1,410,964        $1,536,398
     ===========================================================================
     * includes residual values of $28,100 at October 31, 2009 and $31,500 at July 31, 2009

     Line of credit arrangements contain off-balance sheet risk and are subject to the same credit policies and procedures as other finance receivables. The unused amount of these commitments was $12,700 at October 31, 2009 and $14,200 at July 31, 2009.

     Allowance for credit losses activity is summarized below:

     ==========================================================================
     Three Months Ended October 31,                      2009              2008
     ==========================================================================
     Allowance - beginning of period                  $25,007           $24,769
        Provision                                       2,500             1,400
        Write-downs                                    (2,944)           (2,122)
        Recoveries                                        465               742
     --------------------------------------------------------------------------
     Allowance - end of period                        $25,028           $24,789
     ==========================================================================
     Allowance - end of year as a percentage
        of finance receivables                           1.77%             1.31%
     ==========================================================================
     Net charge-offs *                                $ 2,479           $ 1,380
     ==========================================================================
     Loss ratio **                                       0.67%             0.29%
     ==========================================================================
     *  write-downs less recoveries
     ** net charge-offs over average finance receivables, annualized

     Non-performing assets comprise impaired finance receivables and assets received to satisfy finance receivables as follows:

     ===========================================================================
                                               October 31, 2009    July 31, 2009
     ===========================================================================
     Impaired finance receivables                       $51,932          $64,507
     Assets received to satisfy finance
        receivables                                      30,256           22,536
     ---------------------------------------------------------------------------
            Non-performing assets                       $82,188          $87,043
     ===========================================================================

     The allowance for credit losses included $900 at October 31, 2009 and $1,100 at July 31, 2009 specifically allocated to $5,200 and $11,900, respectively, of impaired finance receivables. We did not recognize any income in the three months ended October 31, 2009 or 2008 on impaired receivables before collecting our net investment. We repossessed assets to satisfy $49,700 and $15,600 of finance receivables in the three months ended October 31, 2009 and 2008, respectively. We recorded $11,200 of impaired finance receivables based on the fair value of the collateral and $17,900 of assets received to satisfy receivables at fair value at October 31, 2009.


NOTE 3 - DEBT

     Debt is summarized below:

     ===========================================================================
                                               October 31, 2009    July 31, 2009
     ===========================================================================
     Fixed rate term notes:
        4.31% - 4.60% due 2013                         $ 30,000       $   75,000
        4.96% - 5.00% due 2010 - 2011                    81,400          250,000
        5.45% - 5.57% due 2011 - 2014                   265,000          325,000
     ---------------------------------------------------------------------------
           Total fixed rate term notes                  376,400          650,000
     Asset securitization borrowings - term              88,000          101,000
     ---------------------------------------------------------------------------
               Total term debt                          464,400          751,000
     Bank borrowings                                    371,400          197,000
     Commercial paper                                    89,200          104,000
     ---------------------------------------------------------------------------
                 Total debt                            $925,000       $1,052,000
     ===========================================================================

Term Notes

     In August 2009, we prepaid $168,600 of the five-year 5.00% term notes maturing in May and August 2010, and in September 2009, we prepaid $60,000 of the five-year 5.45% term notes maturing in March 2011. There was no gain or loss on these prepayments. In October 2009, we prepaid a $45,000 five-year 4.31% term note maturing in February 2013 for $41,400,and we prepaid a $15,000 million borrowing under a bank credit facility expiring in February 2013 for $13,800 and terminated the $15,000 bank credit facility. The prepayments resulted in a $2,400 debt retirement gain net of reclassifying an unrealized interest rate lock loss from accumulated other comprehensive income related to the $45,000 term note.

Asset Securitization Borrowings

     We have two asset securitization facilities totaling $425,000 expiring as follows: $100,000 in April 2010 and $325,000 in June 2010. The facilities provide for committed revolving financing during their one-year term and we can convert borrowings outstanding into amortizing term debt if they are not renewed. These facilities would terminate if net charge-offs of securitized receivables or if delinquent receivables exceed certain levels and any borrowings outstanding would convert into amortizing term debt. We would be required to repay the amortizing term debt monthly from collections of securitized receivables and it would be repaid substantially within two years. The entire amount of the facilities was unused and available for us to borrow at October 31, 2009.

     We are repaying the $88,000 of term asset securitization borrowings monthly from collections of securitized receivables. The monthly repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under the $325,000 facility, and would increase if we borrow under this facility or convert this facility into amortizing term debt upon nonrenewal. This term debt will be repaid substantially within two years based on the amount of securitized receivables at October 31, 2009 and no future borrowings under the facility.

     Finance receivables included $130,000 of securitized receivables at October 31, 2009 and $167,000 at July 31, 2009. The amount of receivables we can securitize is limited to 50% of our major operating subsidiary's receivables because of restrictions in its other debt agreements. This limit was $700,000 at October 31, 2009. Borrowings under these facilities and the amortizing term debt are limited to 90% of securitized receivables classified as eligible. Securitized receivables classified as impaired or with terms outside of defined limits are not eligible.

Bank Borrowings

     We have $440,000 of committed unsecured revolving credit facilities from nine banks with $125,000 expiring within one year and $315,000 expiring between November 2009 ($15,000) and April 2012, and $68,600 of these facilities was unused and available for us to borrow at October 31, 2009. Borrowings under these facilities can mature between 1 and 270 days with interest rates based on LIBOR or domestic money market rates. Borrowings outstanding at October 31, 2009 matured in November 2009, were reborrowed and remain outstanding. We incur a fee on the unused portion of the facilities.

     In November 2009, we amended and combined two $50,000 facilities set to expire in February 2010 and 2012 into a new $100,000 facility expiring in November 2012.

Other

     We obtained all of our debt and credit facilities through our major operating subsidiary. The subsidiary's debt agreements have restrictive covenants limiting its indebtedness, encumbrances, investments, sales of assets, mergers and other business combinations, capital expenditures, interest coverage, net worth and dividends and other distributions to FFC. The subsidiary complied with all debt covenants and restrictions at October 31, 2009. None of the agreements or facilities has a material adverse change clause and all of our debt is senior.

     Long-term debt comprised the following:

     ===========================================================================
                                               October 31, 2009    July 31, 2009
     ===========================================================================
     Term notes                                        $295,000         $425,000
     Borrowings under bank credit facilities
        expiring after one year                         315,000          197,000
     Commercial paper supported by long-term
        asset securitization facilities                  89,200          104,000
     Asset securitization borrowings - term              40,000           43,000
     Term notes refinanced in August 2009
        with borrowings under bank credit
        facilities expiring after one year                   --          163,000
     ---------------------------------------------------------------------------
                 Total long-term debt                  $739,200         $932,000
     ===========================================================================

NOTE 4 - STOCKHOLDERS' EQUITY

     We established a common stock and convertible debt repurchase program in fiscal 2007 for an initial amount of $50,000. We increased the program by $58,533 in fiscal 2009 and $43,862 remained authorized for future repurchases at October 31, 2009. The program does not have an expiration date.

     The amount of equity we can distribute to stockholders is limited, indirectly, because the amount of funds we can obtain from our major operating subsidiary is restricted by its debt agreements. As a result, the amount of stockholders' equity we could distribute at October 31, 2009 was limited to $147,000. The limit increases each quarter by a percentage of the subsidiary's net income.

     We reclassified $1,400 (net of $850 of deferred income tax) of the $2,004 unrealized net after-tax loss from interest rate locks in accumulated other comprehensive loss at July 31, 2009 into net income in the three months ended October 31, 2009 because we prepaid the related hedged debt.


NOTE 5 - STOCK PLANS

     We have two stockholder approved stock plans; the 2006 Stock Incentive Plan (the "2006 Plan") and the Amended and Restated 2001 Management Incentive Plan (the "Amended MIP"). The 2006 Plan authorizes the issuance of 2,500,000 shares of restricted stock, non-qualified or incentive stock options, stock appreciation rights, stock units and common stock to officers, other employees and directors with annual participant limits, and expires in December 2016. Awards may be performance-based. The exercise price of stock options cannot be less than the fair market value of our common stock when granted and their term is limited to ten years. There were 1,439,000 shares available for future grants under the 2006 Plan at October 31, 2009. The Amended MIP authorizes the issuance of 1,000,000 shares of restricted stock, with an annual participant limit of 200,000 shares, and awards of performance-based cash or stock bonuses to our CEO and other selected officers. The Amended MIP expires in December 2011. There were 565,000 shares available for future grants under the Amended MIP at October 31, 2009.

     We have a Supplemental Retirement Benefit ("SERP") for our CEO. We awarded 150,000 stock units to our CEO in fiscal 2002 vesting annually in equal amounts over eight years. Subject to forfeiture, our CEO will receive shares of common stock equal to the number of stock units vested when our CEO retires, and 131,000 units were vested at October 31, 2009.

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

     Restricted stock activity for the three months ended October 31, 2009 is summarized below (shares in thousands):

     ===========================================================================
                                                                Weighted-Average
                                          Shares           Grant-Date Fair Value
     ===========================================================================
     Unvested - August 1, 2009             1,189                          $25.59
        Granted                              300                           23.37
        Vested                               (10)                          26.06
        Forfeited                             --                              --
     -------------------------------------------
     Unvested - October 31, 2009           1,479                           25.14
     ===========================================================================

     Information on shares of restricted stock that vested follows (in thousands, except intrinsic value per share):

     ==========================================================================
     Three Months Ended October 31,                      2009              2008
     ==========================================================================
     Number of shares vested                               10                10
     Total intrinsic value *                           $  244            $  234
     Intrinsic value per share                          24.40             23.40
     Tax shortfall realized                                --                 6
     ==========================================================================
     * shares vested multiplied by the closing prices of our common stock on the dates vested

     In October 2009, we awarded 70,000 shares of performance-based restricted stock to executive officers under the 2006 Plan and 60,000 shares of performance-based restricted stock to the CEO under the Amended MIP vesting in October 2014. These shares would be forfeited if the performance condition, based on diluted earnings per share for fiscal 2010, is not met. We also awarded 170,000 shares of restricted stock not performance-based to executive officers including the CEO under the 2006 Plan in September 2009 vesting 20% after one, two, three, four and five years.

     Shares of restricted stock unvested at October 31, 2009 and awarded before July 31, 2009 vest as follows:

     o 370,000 shares awarded to executive officers and other employees in fiscal 2002 through fiscal 2009 vest annually in equal amounts over initial periods of three to eight years (seven year average)

     o 435,000 shares awarded in fiscal 2006 (and 55,000 restricted stock units awarded in fiscal 2009) to executive officers vest when the officer's service terminates, other than upon a non-qualifying termination, after six months (i) after the executive officer attains age 62 or (ii) after August 2026 if earlier (twelve year average) and a portion based on the percentage of the vesting period elapsed would vest upon a qualifying employment termination

     o 50,000 shares awarded to our CEO in fiscal 2009 vest in October 2013 and 225,000 shares awarded to executive officers in fiscal 2008 vest in October 2012

     There were 272,000 stock units outstanding at October 31, 2009 and 188,000 were vested. All unvested shares of restricted stock and stock units are subject to forfeiture and would vest immediately upon the sale of the Company or the employee's or director's death or disability, and 828,000 of the shares of restricted stock unvested at October 31, 2009 would also vest upon a qualifying employment termination.

     We pay dividends on all unvested shares of restricted stock and make dividend equivalent payments on all stock units. Dividends and dividend equivalents paid are retained and not forfeited regardless of whether the shares of restricted stock or stock units vest. The restricted stock and stock unit agreements allow employees to pay income tax due by surrendering a portion of the shares or units.

     Stock option activity and related information for the three months ended October 31, 2009 are summarized below (options and intrinsic value in thousands):

     ==============================================================================
                                               Weighted-Average
                                            -------------------
                                                      Remaining  Options
                                            Exercise       Term   in the  Intrinsic
                                   Options     Price    (years)    Money    Value *
     ==============================================================================
     Outstanding - August 1, 2009      733    $24.35
        Exercised                      (68)    22.29
        Expired unexercised            (14)    25.12
        Forfeited                       --        --
     -------------------------------------
     Outstanding - October 31, 2009    651     24.55        1.4       27        $50
     ==============================================================================
     Exercisable - October 31, 2009    465    $24.45        0.9       12        $10
     ==============================================================================

     * number of in-the-money options (options with an exercise price below the market price of our common stock) multiplied by the difference between their average exercise price and the $20.42 closing price of our common stock on October 31, 2009

     Information on stock option exercises follows (in thousands, except intrinsic value per option):

     ===========================================================================
     Three Months Ended October 31,                        2009             2008
     ===========================================================================
     Number of options exercised                             68               20
     Total intrinsic value *                               $129              $49
     Intrinsic value per option                            1.90             2.45
     Tax shortfall realized                                  --                7
     ===========================================================================
     * options exercised multiplied by the difference between their exercise prices and the closing prices of our common stock on the exercise dates

     Future compensation expense (before deferral) for stock-based awards unvested at October 31, 2009 and expected to vest, and the average expense recognition periods follow:

     ===========================================================================
                                  Expense                 Weighted-Average Years
     ===========================================================================
     Restricted stock             $20,600                                    5.2
     Stock units                      600                                   10.0
     Stock options                    500                                    1.7
     ------------------------------------
                 Total            $21,700                                    5.2
     ===========================================================================

     Compensation recorded, deferred and in salaries and other expenses for stock-based awards, and related tax benefits recorded, follow:

     ===========================================================================
     Three Months Ended October 31,                    2009                 2008
     ===========================================================================
     Total stock-based compensation                  $1,922               $2,004
     Deferred stock-based compensation                  808                  818
     ---------------------------------------------------------------------------
     Net stock-based compensation in
        salaries and other expenses                  $1,114               $1,186
     ===========================================================================
     Tax benefits                                    $  405               $  446
     ===========================================================================


NOTE 6 - EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") was calculated as follows (in thousands, except per share amounts):

     ==========================================================================
     Three Months Ended October 31,                           2009         2008
     ==========================================================================
     Net income (used for diluted EPS)                     $10,302      $11,079
     Dividends paid on unvested shares of restricted
       stock and stock units                                  (180)        (176)
     Allocation of net income to holders of restricted
       stock and stock units                                  (336)        (371)
     --------------------------------------------------------------------------
          Net income available to common stockholders
            (used for basic EPS)                           $ 9,786      $10,532
     ==========================================================================
     Weighted-average common shares outstanding
       (used for basic EPS)                                 24,981       24,564
     Effect of dilutive securities:
       Shares of restricted stock and stock units              398          411
       Stock options                                            33           13
     --------------------------------------------------------------------------
          Adjusted weighted-average common shares
            outstanding (used for diluted EPS)              25,412       24,988
     ==========================================================================
     Net income per common share:
     ==========================================================================
         Diluted                                             $0.41        $0.44
     ==========================================================================
         Basic                                               $0.39        $0.43
     ==========================================================================
     Antidilutive shares of restricted stock,
        stock units and stock options *                        400          432
     ==========================================================================
     * excluded from the calculation because they would have increased diluted
       EPS

NOTE 7 - FAIR VALUES OF FINANCIAL INSTRUMENTS

     We estimate the fair value of our financial instruments; cash, finance receivables (excluding leases), commitments to extend credit under line of credit arrangements and debt, as described below.

     Carrying values of cash, commercial paper, bank borrowings and asset securitization borrowings approximated their fair values based on their short-term maturities and floating interest rates. Fair value of the term notes payable was $371,400 at October 31, 2009 and $637,000 at July 31, 2009, compared to their carrying amounts of $376,400 at October 31, 2009 and $650,000 at July 31, 2009. We calculated fair value based on the notes' cash flows discounted at current market interest rates and credit spreads.

     It is not practicable for us to estimate the fair value of our finance receivables and commitments to extend credit. These financial instruments were not priced with any set formulas, were not credit-scored and are not loan-graded. They are not traded on any market and we hold them to maturity. Their average remaining life is less than two years, and full and partial prepayment activity has been significant. They comprise a large number of transactions with commercial customers in diverse businesses, are secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between carrying value and fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale would be based on the terms of the sale, our and the buyer's views of economic and industry conditions, tax considerations and other factors.

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

     We have one line of business. We lend money under installment sale agreements, secured loans and leases (collectively referred to as "finance receivables") to small and medium sized businesses for their equipment financing needs. Finance receivable transactions generally range between $50,000 and $1.5 million, have terms between two and five years and require monthly payments. The average transaction size is approximately $250,000. We earn revenue solely from interest and other fees and amounts earned on our finance receivables. We need to borrow most of the money we lend. Therefore, liquidity (money currently available for us to borrow) is very important. We borrow from banks and insurance companies and we issue commercial paper to other investors. Approximately 65% of our finance receivables were funded with debt at October 31, 2009.

     Our main areas of focus are (i) asset quality (ii) liquidity (iii) net interest spread (the difference between the rates we earn on our receivables and the rates we incur on our debt) and (iv) interest rate risk. Changes in the asset quality of our finance receivables can affect our profitability significantly. Classifying receivables as impaired, incurring write-downs and incurring costs associated with non-performing assets can have an adverse affect on our finance income, provisions for credit losses and operating expenses. Changes in market interest rates can also affect our profitability significantly because the interest rates on our finance receivables were 94% fixed and 6% floating, and the interest rates on our debt were 41% fixed and 59% floating at October 31, 2009. We use various strategies to manage our credit risk and interest rate risk. These four areas are integral to our long-term profitability and we discuss them in detail in separate sections of this discussion.

     Our key operating statistics are net charge-offs, loss ratio, non-performing assets, delinquencies, leverage, available liquidity, receivables growth, return-on-equity, net interest margin and net interest spread, and expense and efficiency ratios.

     On November 22, 2009, we entered into an Agreement and Plan of Merger with People's United Financial, Inc. ("People's"), the holding company for People's United Bank, to be acquired by People's. The merger must be approved by our stockholders and is subject to other customary closing conditions. The merger is expected to close in the third quarter of fiscal 2010 and our stockholders will receive $11.27 in cash and one share of People's common stock for each share of our common stock under the terms of the merger agreement.

Significant events

     We prepaid $288.6 million of debt in the first quarter of fiscal 2010; $273.6 million of term notes and a $15.0 million borrowing under a bank credit facility. We decided to prepay this amount of debt because (i) we had excess liquidity (over $400.0 million remained after the prepayments) (ii) the interest rates were significantly higher than the rates on our other funding sources
(iii) $228.6 million of the debt had short maturities of nine, twelve and eighteen months and (iv) we recognized a $4.8 million gain on $60.0 million of the debt. Based on our available liquidity, our outlook for the economy and construction and transportation industries, the level of receivables originations we expect for fiscal 2010, and the small amount of credit facilities expiring in fiscal 2010, we determined we did not need this debt. The average interest rate on the borrowings under our committed bank credit facilities used to finance the prepayments was below 1.00% and the average rate on the prepaid term notes was 5.20%. Therefore, prepaying this debt will result in substantial interest savings. Information on the debt we prepaid follows.

     In July 2009, we offered to prepay, for their principal amount, the $250.0 million of five-year 5.00% term notes maturing in May and August 2010. Holders of $168.6 million of the notes accepted the offer and were repaid in August 2009. In September 2009, we offered to prepay, for their principal amount, $60.0 million of the $160.0 million of five-year 5.45% term notes maturing in March 2011. Holders of $60.0 million of the notes accepted the offer and were repaid in September 2009. There was no gain or loss on these prepayments. The note holders accepted our offers to prepay these notes at principal even though they would have received a prepayment premium if we chose to prepay the notes without their consent.

     In October 2009, we prepaid a $45.0 million five-year 4.31% term note maturing in February 2013 for $41.4 million and we prepaid $15.0 million of borrowings under a bank credit facility expiring in February 2013 for $13.8 million and terminated the $15.0 million facility. This resulted in a $2.4 million debt retirement gain net of reclassifying an unrealized interest rate lock loss from accumulated other comprehensive income related to the term note. We were recording interest expense on the term note including the effect of the interest rate lock loss at 5.90%. We financed the prepayments with borrowings under our committed bank credit facilities. We do not plan to prepay any more debt.

Critical Accounting Policies and Estimates

     Applying accounting principles generally accepted in the United States requires judgment, assumptions and estimates to record the amounts in the Consolidated Financial Statements and accompanying notes. We describe the significant accounting policies and methods we use to prepare the Consolidated Financial Statements in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. Accounting policies involving significant judgment, assumptions and estimates are considered critical accounting policies and are discussed below.

Allowance for Credit Losses

     The allowance for credit losses on finance receivables is our estimate of losses inherent in our finance receivables at the balance sheet date. The allowance is difficult to determine and requires significant judgment. The allowance is based on total receivables, net charge-off experience, impaired and delinquent receivables and our current assessment of the risks inherent in our receivables from national and regional economic conditions, industry conditions, concentrations, the financial condition of customers and guarantors, collateral values and other factors. We may need to change the allowance level significantly if unexpected changes in these conditions or factors occur. Increases in the allowance would reduce net income through higher provisions for credit losses. We would need to record a $1.4 million provision for each 0.10% required increase in the allowance level. The allowance was $25.0 million (1.77% of finance receivables) at October 31, 2009 including $0.9 million specifically allocated to impaired receivables.

     The allowance includes amounts specifically allocated to impaired receivables and an amount to provide for losses inherent in finance receivables not impaired (the "general allowance"). We evaluate the fair values of impaired receivables and compare them to the carrying amounts. The carrying amount is the amount receivables are recorded at when we evaluate them and may include prior write-downs or a specific allowance. If our fair value estimate is lower than the carrying amount, we record a write-down or establish a specific allowance depending on (i) how we determined fair value (ii) how certain we are of our fair value estimate and (iii) the level and type of factors and items other than the primary collateral supporting our fair value estimate, such as guarantees and secondary collateral. We do not have a fixed formula or a pre-determined period of past due status to record write-downs or specific reserves, we do not write-off our entire net investment because our receivables are secured by collateral that retains value and we do not lend to consumers.

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

Non-Performing Assets

     We record impaired finance receivables and repossessed equipment (assets received to satisfy receivables) at the lower of their current estimated fair value or their carrying amount. We estimate fair value of these non-performing assets by evaluating the market value and condition of the collateral or assets and the expected cash flows of impaired receivables. We evaluate market value based on recent sales of similar equipment, used equipment publications, our market knowledge and information from equipment vendors. Unexpected adverse changes in or incorrect estimates of expected cash flows, market value or the condition of collateral or assets, or time needed to sell equipment would require us to record a write-down. This would lower net income. Non-performing assets were $82.2 million (5.8% of finance receivables) at October 31, 2009.

Residual Values

     We record residual values on direct financing leases at the lowest of (i) any stated purchase option (ii) the present value at the end of the initial lease term of rentals due under any renewal options or (iii) our projection of the equipment's fair value at the end of the lease. We may not realize the full amount of recorded residual values because of unexpected adverse changes in or incorrect projections of future equipment values. This would lower net income. Residual values were $28.1 million (2.0% of finance receivables) at October 31, 2009. Historically, we have realized recorded residual values on disposition.

Income Taxes

     We record a liability for uncertain income tax positions by (i) identifying the uncertain tax positions we take on our income tax returns (ii) determining if these positions would more likely than not be allowed by a taxing authority and (iii) estimating the amount of tax benefit to record if these tax positions pass the more-likely-than-not test. Therefore, we record a liability for tax benefits from positions failing the test and from positions we do not expect to realize the full amount of the tax benefits. Identifying uncertain tax positions, determining if they pass the test and determining the liability to record requires significant judgment because tax laws are complicated and subject to interpretation, and because we have to assess the likely outcome of hypothetical challenges to these positions by taxing authorities. Actual outcomes of challenges to these uncertain tax positions differing from our assessments significantly and taxing authorities examining positions we did not consider uncertain could require us to record additional income tax expense including interest and penalties. This would lower net income. The gross liability recorded for uncertain tax positions was $1.3 million at July 31, 2009 and we do not expect this amount to change significantly in fiscal 2010.

Stock-Based Compensation

     We record compensation expense only for stock-based awards expected to vest. Therefore, we must estimate expected forfeitures of stock awards. This requires significant judgment and an analysis of historical data. We would need to record more compensation expense for stock awards if expected forfeitures exceed actual forfeitures. Our average expected annual rate of forfeitures on all stock awards was 2.3% at October 31, 2009 resulting in 0.2 million stock awards expected to be forfeited.


Results of Operations

     Two changes to GAAP requiring retrospective treatment became effective for us in the first quarter of fiscal 2010. This means prior year amounts affected by the new accounting standards and presented in this 10-Q and future 10-Qs and 10-Ks will be different than reported originally. These changes are not corrections of errors. We discuss the new accounting standards in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements. One standard requires us to increase the amount of interest expense we originally reported and the other requires us to change how we calculate basic earnings per share. Increasing interest expense in prior periods affects comparisons with many current period amounts. The following table shows the original and restated amounts for the first quarter of fiscal 2009 compared to the corresponding amounts for the first quarter of fiscal 2010.

     ==========================================================================
     Three Months Ended October 31,               2009                     2008
                                                           --------------------
                                                           Restated    Original
     ==========================================================================
     Interest expense                            $ 8.7        $16.3       $15.4
     Net finance income before provision for
        credit losses on finance receivables      24.5         26.7        27.6
     Net finance income                           22.0         25.3        26.2
     Income before provision for income taxes     16.7         18.1        19.0
     Provision for income taxes                    6.4          7.0         7.3
     Net income                                   10.3         11.1        11.7
     Diluted earnings per share                   0.41         0.44        0.47
     Basic earnings per share *                   0.39         0.43        0.48

     Cost of debt                                 3.46%        4.52%       4.26%
     Net interest spread                          5.43         4.37        4.63
     Net interest margin                          6.56         5.52        5.71
     Efficiency ratio                             31.6         26.8        26.0
     Return-on-equity                              8.9         10.4        11.0
     ==========================================================================
     * the restated amount is $0.03 lower because of the increase in interest expense and is $0.02 lower because of the change in calculation

Comparison of three months ended October 31, 2009 to three months ended October 31, 2008

      ========================================================================
                                      Three Months Ended
                                             October 31,
      ($ in millions, except          ------------------
      per share amounts)                  2009      2008   $ Change   % Change
      ========================================================================
     Finance income                      $33.2     $43.0     $ (9.8)       (23)%
     Interest expense                      8.7      16.3       (7.6)       (47)
        Net finance income before
          provision for credit losses     24.5      26.7       (2.2)        (8)
     Provision for credit losses           2.5       1.4        1.1         79
     Gain on debt retirement               2.4        --        2.4        100
     Salaries and other expenses           7.7       7.2        0.5          8
     Provision for income taxes            6.4       7.0       (0.6)       (10)
        Net income                        10.3      11.1       (0.8)        (8)

     Diluted earnings per share           0.41      0.44      (0.03)        (7)
     Basic earnings per share             0.39      0.43      (0.04)        (9)

     Return-on-equity                      8.9%     10.4%

     Excluding the debt retirement gain:
     -----------------------------------
        Net income                       $ 8.8     $11.1     $ (2.3)       (21)%

        Diluted earnings per share        0.35      0.44      (0.09)       (20)
        Basic earnings per share          0.33      0.43      (0.10)       (23)

        Return-on-equity                   7.6%     10.4%
     =========================================================================

     Net income decreased by 8% to $10.3 million in the first quarter of fiscal 2010 from $11.1 million in the first quarter of fiscal 2009. Net income without the $1.5 million after-tax debt retirement gain decreased by 21% because the effects of the 23% decrease in average receivables and higher non-performing assets exceeded the effects of lower short-term market interest rates. Net income without the after-tax debt retirement gain and the effect of the additional interest expense recorded for the first quarter of fiscal 2009 from the retrospective change in GAAP decreased by 25%.

     Finance income decreased by 23% to $33.2 million in the first quarter of fiscal 2010 from $43.0 million in the first quarter of fiscal 2009 because average finance receivables decreased 23% ($440.0 million) to $1.48 billion from $1.92 billion. The yield on finance receivables was 8.89% in both quarters because the effects of higher impaired receivables and the 145 basis point (1.45%) decrease in the average prime rate were offset by higher rates on originations. Changes in the prime rate affect the yield on receivables because 6% of our receivables are floating rate and indexed to prime.

     Interest expense (incurred on debt used to fund finance receivables) decreased by 47% to $8.7 million in the first quarter of fiscal 2010 from $16.3 million in the first quarter of fiscal 2009 because our average debt decreased 31% ($440.0 million) and our cost of debt decreased to 3.46% from 4.52%. Lower short-term market interest rates and repaying $473.6 million of fixed rate term debt with an average rate of 5.00% since the end of the first quarter of fiscal 2009, partially offset by higher credit spreads, caused the decrease in our cost of debt. Our cost of debt decreases when short-term market interest rates decrease because the interest rates on over 50% of our debt are indexed to short-term market interest rates. We discuss this in the Market Interest Rate Risk and Sensitivity section.

     Net finance income before provision for credit losses on finance receivables decreased by 8% to $24.5 million in the first quarter of fiscal 2010 from $26.7 million in the first quarter of fiscal 2009. Net interest margin (net finance income before provision for credit losses expressed as an annualized percentage of average finance receivables) increased to 6.56% from 5.52% because of the decrease in our cost of debt.

     The provision for credit losses on finance receivables was $2.5 million in the first quarter of fiscal 2010 and $1.4 million in the first quarter of fiscal 2009. Net charge-offs (write-downs of finance receivables less recoveries) increased to $2.5 million in the first quarter of fiscal 2010 from $1.4 million in the first quarter of fiscal 2009, and the loss ratio (net charge-offs expressed as an annualized percentage of average finance receivables) increased to 0.67% from 0.29%. Net charge-offs have been increasing because of higher non-performing assets, the recession and declining collateral values. We discuss the allowance and net charge-offs further in the Finance Receivables and Asset Quality section.

     Salaries and other expenses increased by 8% to $7.7 million in the first quarter of fiscal 2010 from $7.2 million in the first quarter of fiscal 2009 because of higher non-performing asset costs. The expense ratio (salaries and other expenses expressed as an annualized percentage of average finance receivables) worsened to 2.07% from 1.48% because expenses increased and receivables decreased. The efficiency ratio (expense ratio expressed as a percentage of net interest margin) worsened to 31.6% from 26.8% because expenses increased and net finance income before provision for credit losses decreased.

     The provision for income taxes decreased by 10% to $6.4 million in the first quarter of fiscal 2010 from $7.0 million in the first quarter of fiscal 2009 because of the decrease in net income before income taxes and, to a lesser extent, the decrease in our effective tax rate to 38.1% in the first quarter of fiscal 2010 from 38.8% in the first quarter of fiscal 2009. Our effective tax rate decreased because of increased tax benefits (reductions of the provision for income taxes) related to stock options and because of the slight decrease in our state effective income tax rate.

     Diluted earnings per share decreased by 7% to $0.41 in the first quarter of fiscal 2010 from $0.44 in the first quarter of fiscal 2009 and basic earnings per share decreased by 9% to $0.39 from $0.43 because of the decrease in net income. Diluted earnings per share without the after-tax debt retirement gain decreased by 20% and with the effect of the additional interest expense in the first quarter of fiscal 2009 from the retrospective change in GAAP also excluded decreased by 26%.

     Net income, diluted and basic earnings per share and return-on-equity excluding the $1.5 million after-tax debt retirement gain are non-GAAP financial measures. We believe presenting these financial measures is useful to investors because they provide consistency and comparability with our operating results for the prior period and a better understanding of the changes and trends in our operating results.

Finance Receivables and Asset Quality

     We discuss trends and characteristics of our finance receivables and our approach to managing credit risk in this section. The key aspect is asset quality. Asset quality statistics measure our underwriting standards, skills and policies and procedures and can indicate the direction of future net charge-offs and non-performing assets.

     ==========================================================================
                                     October 31,   July 31,
     ($ in millions)                      2009 *     2009 *  $ Change  % Change
     ==========================================================================
     Finance receivables                $1,411.0   $1,536.4   $(125.4)      (8)%
     Allowance for credit losses            25.0       25.0        --       --
     Non-performing assets                  82.2       87.0      (4.8)      (6)
     Delinquent finance receivables         28.6       38.0      (9.4)     (25)
     Net charge-offs                         2.5        2.3       0.2        8

     As a percentage of receivables:
     -------------------------------
     Allowance for credit losses            1.77%      1.63%
     Non-performing assets                  5.82       5.67
     Delinquent finance receivables         2.03       2.47
     Net charge-offs (loss ratio)           0.67       0.57
     ==========================================================================
     *  as of and for the quarter ended

     Finance receivables comprise installment sale agreements and secured loans (collectively referred to as loans) and direct financing leases. Loans were 91% ($1.29 billion) of finance receivables and leases were 9% ($122 million) at October 31, 2009. Finance receivables decreased $125.4 million or 8% in the first quarter of fiscal 2010 because of lower originations.

     We originated $64.1 million of finance receivables in the first quarter of fiscal 2010 compared to $225.0 million in the first quarter of fiscal 2009. Originations decreased because the recession has reduced demand for equipment financing significantly and because we are approving transactions selectively to preserve asset quality. We collected $176.0 million of finance receivables and repossessions in the first quarter of fiscal 2010 compared to $273.0 million in the first quarter of fiscal 2009. Collections decreased because of lower receivables, fewer prepayments and the increase in delinquent receivables.

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

     Our underwriting policies also limit our credit exposure with any customer. The limit was $40.0 million at October 31, 2009. Our ten largest customers accounted for 9.6% ($136.0 million) of total finance receivables at October 31, 2009 compared to 8.0% ($125.0 million) at July 31, 2009.

     Our allowance for credit losses was $25.0 million at October 31, 2009 compared to $25.0 million at July 31, 2009, and the allowance level increased to 1.77% of finance receivables from 1.63%. The allowance is our estimate of losses inherent in our finance receivables. We determine the allowance quarterly based on our analysis of historical losses and the past due status of receivables adjusted for expected recoveries and any differences between current and historical loss trends and other factors. Our estimates of inherent losses increased in the first quarter of fiscal 2010 because of higher net charge-offs and continued high levels of non-performing assets.

     Net charge-offs of finance receivables (write-downs less recoveries) were $2.5 million in the first quarter of fiscal 2010 compared to $2.3 million in the fourth quarter of fiscal 2009 and the loss ratios were 0.67% and 0.57%. Net charge-offs have been increasing because the recession is impacting our customers' cash flows and collateral values adversely.

     The net investments in impaired finance receivables, repossessed equipment (assets received to satisfy receivables), total non-performing assets and delinquent finance receivables (transactions with more than a nominal portion of a contractual payment 60 or more days past due) follow ($ in millions):

     ==========================================================================
                                            October 31,   July 31,  October 31,
                                                   2009       2009         2008
     ==========================================================================
     Impaired finance receivables *               $51.9      $64.5        $30.7
     Repossessed equipment                         30.3       22.5         15.2
     --------------------------------------------------------------------------
          Total non-performing assets             $82.2      $87.0        $45.9
     ==========================================================================
     Delinquent finance receivables               $28.6      $38.0        $22.4
     ==========================================================================
     Impaired finance receivables not delinquent     73%        60%          47%
     ==========================================================================
     * before specifically allocated allowance of $0.9 million at October 31, 2009, $1.1 million at July 31, 2009 and $0.9 million at October 31, 2008

     We expect net charge-offs, impaired and delinquent receivables and repossessed equipment to trend higher because of the recession's continuing impact on our customers. This could require us to record higher provisions for credit losses.

Liquidity and Capital Resources

     We describe our need for raising capital (debt and equity), our need to maintain a substantial amount of liquidity (money currently available for us to borrow), how we manage liquidity and our funding sources in this section. Key indicators are leverage (the number of times debt exceeds equity), available liquidity, credit ratings and debt maturities. Our leverage is low for a finance company, we have ample liquidity available, we have been successful issuing debt and our debt is diversified with maturities staggered over four years. We are not dependent on any of our funding sources or providers.

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

     Funding sources usually available to us include operating cash flow, private and public issuances of term debt, committed unsecured revolving bank credit facilities, conduit and term securitizations of finance receivables, secured term financings, dealer placed and direct issued commercial paper and sales of common and preferred equity. The external funding sources may be difficult or expensive to obtain because of credit market conditions. However, we have $404.4 million available to borrow under our committed revolving bank and asset securitization facilities (after subtracting commercial paper outstanding) at October 31, 2009. Therefore, we do not have a current need for additional financing.

     Our term notes are rated `BBB+' by Fitch Ratings, Inc. ("Fitch", a Nationally Recognized Statistical Ratings Organization) and our commercial paper is rated 'F2' by Fitch. Fitch affirmed these investment grade ratings in November 2009 and raised its outlook to positive from stable because of the pending merger with People's United. As a condition of our 'F2' credit rating, commercial paper outstanding is limited to the unused amount of our committed bank and securitization credit facilities. Our ability to obtain or renew financing and our credit spreads can be dependent on these investment grade credit ratings.

     We obtained all of our debt and credit facilities through our major operating subsidiary. The subsidiary's debt agreements have restrictive covenants limiting its indebtedness, encumbrances, investments, sales of assets, mergers and other business combinations, capital expenditures, interest coverage, net worth and dividends and other distributions to FFC. The subsidiary has always complied with all debt covenants and restrictions. None of the agreements or facilities has a material adverse change clause and all of our debt is senior.

     Debt decreased by 12% ($127.0 million) to $925.0 million from $1.05 billion during the first quarter of fiscal 2010 and stockholders' equity increased by 2% ($11.3 million) to $463.3 million from $452.0 million. Therefore, leverage (debt-to-equity ratio) decreased to 2.0 at October 31, 2009 from 2.3 at July 31, 2009. Our leverage reached this low level because we have remained profitable while contracting during the recent credit markets crisis and recession. This level of leverage allows for substantial asset growth and equity distributions and repurchases.

     Debt comprised the following ($ in millions):

     ==========================================================================
                                          October 31, 2009       July 31, 2009
                                          ----------------     ----------------
                                          Amount   Percent     Amount   Percent
     ==========================================================================
     Term notes                           $376.4        41%   $  650.0       62%
     Bank borrowings                       371.4        40       197.0       19
     Commercial paper                       89.2        10       104.0       10
     Asset securitization
         borrowings - term                  88.0         9       101.0        9
     --------------------------------------------------------------------------
                 Total debt               $925.0       100%   $1,052.0      100%
     ==========================================================================

Term Notes

     We issued the term notes between fiscal 2005 and 2008. They are five and seven year fixed rate notes with principal due at maturity between May 2010 and April 2014. Their average maturity was 2.2 years at October 31, 2009 and $81.4 million matures in the next twelve months. We prepaid $273.6 million of the term notes in the first quarter of fiscal 2010. Interest is payable semiannually.

Bank Credit Facilities

     We have $440.0 million of committed unsecured revolving credit facilities from nine banks with original terms between two and five years, and $68.6 million was unused and available for us to borrow at October 31, 2009. The facilities range from $15.0 million to $110.0 million, have an average remaining term of 1.7 years and expire between November 2009 ($15.0 million) and April 2012 with $75.0 million expiring in the next twelve months. Borrowings under the facilities can mature between 1 and 270 days. We borrow amounts for one day, one week or one month depending on interest rates, and roll the borrowings over when they mature depending on our financing needs and whether we issue or repay other debt. Borrowings outstanding at October 31, 2009 matured in November 2009, were reborrowed and remain outstanding. We terminated a $15.0 million facility in the first quarter of fiscal 2010 when we prepaid the borrowings outstanding.

     These committed facilities are a low-cost source of funds and support our commercial paper program. We can borrow the full amount under each facility immediately. None of the facilities are for commercial paper back-up only and the facilities do not have usage fees. These facilities might be renewed, extended or increased before they expire. In November 2009, we amended and combined two $50.0 million facilities set to expire in February 2010 and 2012 into a new $100.0 million facility expiring in November 2012 with a higher credit spread.

Asset Securitization Financings

     We have two asset securitization facilities totaling $425.0 million expiring as follows: $100.0 million in April 2010 and $325.0 million in June 2010. The facilities provide for committed revolving financing during their one-year term and we can convert borrowings outstanding into amortizing term debt if they are not renewed. These facilities would terminate if net charge-offs of securitized receivables or if delinquent receivables exceed certain levels and any borrowings outstanding would convert into amortizing term debt. We would be required to repay the amortizing term debt monthly from collections of securitized receivables and it would be repaid substantially within two years. The entire amount of the facilities was unused and available for us to borrow at October 31, 2009.

     We are repaying the $88.0 million of term asset securitization borrowings monthly from collections of securitized receivables. The monthly repayment amounts vary based on the amount of securitized receivables collected and the amount borrowed under the $325.0 million facility, and would increase if we borrow under this facility or convert this facility into amortizing term debt upon nonrenewal. This term debt will be repaid substantially within two years based on the amount of securitized receivables at October 31, 2009 and no future borrowings under the facility.

     Finance receivables included $130.0 million of securitized receivables at October 31, 2009 and $167.0 million at July 31, 2009. The amount of receivables we can securitize is limited to 50% of our major operating subsidiary's receivables because of restrictions in its other debt agreements. This limit was $700.0 million at October 31, 2009. Borrowings under these facilities and the amortizing term debt are limited to 90% of securitized receivables classified as eligible. Securitized receivables classified as impaired or with terms outside of defined limits are not eligible.

Commercial Paper

     We issue commercial paper direct and through a $500.0 million dealer program with maturities between 1 and 270 days. The amount of commercial paper we could issue is limited to the lower of $500.0 million and the unused amount of our committed bank and asset securitization facilities ($493.6 million at October 31, 2009).

Stockholders' Equity

     The amount of equity we can distribute to stockholders is limited, indirectly, because the amount of funds we can obtain from our major operating subsidiary is restricted by its debt agreements. As a result, the amount of stockholders' equity we could distribute at October 31, 2009 was limited to $147.0 million. The limit increases each quarter by a percentage of the subsidiary's net income.

     We paid $3.9 million of cash dividends and we received $1.5 million from stock option exercises in the first quarter of fiscal 2010. We have a common stock repurchase program with $43.9 million authorized for future repurchases at October 31, 2009. We established the program in fiscal 2007 and it does not have an expiration date. Repurchases are discretionary.

Market Interest Rate Risk and Sensitivity

     We discuss how changes in market interest rates and credit spreads affect our net interest spread and how we manage interest rate risk in this section. Net interest spread (net yield of finance receivables less cost of debt) is an integral part of a finance company's profitability and is calculated below:

     ==========================================================================
     Three Months Ended October 31,                   2009                 2008
     ==========================================================================
     Net yield of finance receivables                 8.89%                8.89%
     Cost of debt                                     3.46                 4.52
     --------------------------------------------------------------------------
                 Net interest spread                  5.43%                4.37%
     ==========================================================================

     Our net interest spread was 106 basis points (1.06%) higher in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 because decreases in short-term market interest rates and repaying $473.6 million of fixed rate term debt with an average rate of 5.00% since the end of the first quarter of fiscal 2009 lowered our cost of debt. Short-term LIBOR averaged 200 basis points (2.00%) lower and 30-day LIBOR was near an all-time low of 0.24% at October 31, 2009. Interest rates on our floating rate debt are indexed to short-term LIBOR rates. As a result, our current cost of debt is very low and should decrease a little further because the full effect of the term note prepayments will start in the second quarter of fiscal 2010.

     Our net interest spread is sensitive to changes in short and long-term market interest rates (includes LIBOR, rates on U.S. Treasury securities, money-market rates, swap rates and the prime rate). Increases in short-term rates reduce our net interest spread and decreases in short-term rates increase it because our floating rate debt (includes short-term debt) exceeds our floating rate finance receivables by a significant amount. Interest rates on our debt change faster than the yield on our receivables because 59% of our debt is floating rate compared to floating rate receivables of only 6%.

     Credit spreads (the percentage amounts lenders charge above a base market interest rate) also affect our net interest spread. Changes in credit spreads affect the yield on our receivables when originated and the cost of our debt when issued. Credit spreads have increased significantly because of credit markets conditions. As result, we have been charged much higher credit spreads on renewed and new financing.

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

     Our income is subject to the risk of rising short-term market interest rates and changes in the yield curve because floating rate debt exceeded floating rate receivables by $461.8 million at October 31, 2009 as shown in the table below. The terms and prepayment experience of fixed rate receivables mitigate this risk. We collect receivables monthly over short periods of two to five years. Fixed rate receivables have an average remaining life excluding prepayments of approximately eighteen months at October 31, 2009 and scheduled collections in the next twelve months are $530.0 million (40%). Historically, annual collections have exceeded 50% of average receivables because of prepayment activity. We do not match the maturities of our debt to our receivables.

     Our current cost of debt is very low (and should decrease a little further in the second quarter of fiscal 2010 when the full effect of the term note prepayments will start) because short-term market interest rates are at historic lows and a significant portion of our debt and credit facilities have low credit spreads because they were obtained before the crisis in the credit markets started. Therefore, our cost of debt will increase considerably when short-term market interest rates rise and as we renew and obtain financing.

     We monitor our exposure to potential adverse changes in market interest rates by comparing the fixed and floating rate percentages of our receivables and debt and by determining the potential impact adverse changes in market interest rates could have on our net income. We may hedge our exposure to this interest rate risk by entering into derivatives on existing debt or debt we expect to issue, and we may change the proportion of our fixed and floating rate debt. We do not speculate with or trade derivatives. We had no derivatives outstanding in the first quarter of fiscal 2010.

     We quantify interest rate risk by calculating the effect on net income of a hypothetical, immediate 100 basis point (1.0%) rise in market interest rates. This hypothetical change in rates would reduce annual net income by approximately $0.4 million at October 31, 2009 based on the scheduled repricing of floating rate debt, fixed rate debt maturing within one year, the expected effects on the yield of new receivables. The reduction in annual net income increases to $0.7 million if the effects on the yield of new receivables are excluded. We believe these amounts are acceptable considering the cost of floating rate debt is lower than fixed rate debt. Actual future changes in market interest rates and their effect on net income may differ from these amounts materially. Other factors that may accompany an actual immediate 100 basis point rise in market interest rates were not considered in the calculation. These hypothetical reductions of net income were the same at October 31, 2008.

     The fixed and floating rate amounts and percentages of our receivables and capital at October 31, 2009 follow ($ in millions):

     ===========================================================================
                                     Fixed Rate        Floating Rate
                               ----------------     ----------------
                               Amount   Percent     Amount   Percent       Total
     ===========================================================================
     Finance receivables     $1,324.2       94%     $ 86.8        6%    $1,411.0
     ===========================================================================
     Debt                    $  376.4       41%     $548.6       59%    $  925.0
     Stockholders' equity       463.3       100         --       --        463.3
     ---------------------------------------------------------------------------
               Capital       $  839.7       60%     $548.6       40%    $1,388.3
     ===========================================================================

     The fixed and floating rate amounts and percentages of our receivables and capital at July 31, 2009 follow ($ in millions):

     ===========================================================================
                                     Fixed Rate        Floating Rate
                               ----------------     ----------------
                               Amount   Percent     Amount   Percent       Total
     ===========================================================================
     Finance receivables     $1,414.2       92%     $122.2        8%    $1,536.4
     ===========================================================================
     Debt                       650.0       62%     $402.0       38%    $1,052.0
     Stockholders' equity       452.0       100         --        --       452.0
     ---------------------------------------------------------------------------
               Capital       $1,102.0       73%     $402.0       27%    $1,504.0
     ===========================================================================

     Floating rate debt comprises bank borrowings, commercial paper and term asset securitization borrowings, and reprices (interest rates change based on current short-term market interest rates) after October 31, 2009 as follows:
$529.4 million (97%) in one month and $19.2 million (3%) in two months. Floating rate receivables only reprice when the prime rate changes. Repricing frequencies of floating rate debt follow ($ in millions):

     ===========================================================================
                                   Balance         Repricing Frequency
     ===========================================================================
     Bank borrowings                $371.4         1 to 30 days
     Commercial paper                 89.2         1 to 45 days (20 day average)
     Asset securitization
        borrowings - term             88.0         1 to 30 days
     ===========================================================================


New Accounting Standards

     Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements.


Forward-Looking Statements

     Statements in this report containing the words or phrases "expect," "anticipate," "may," "might," "believe," "appears," "plan," "intend," "estimate," "could," "should," "would," "will," "if," "outlook," "likely," "unlikely" and other words and phrases expressing our expectations are "forward-looking statements." Actual results could differ from those contained in the forward-looking statements materially because they involve various assumptions and known and unknown risks and uncertainties. Information about risk factors that could cause actual results to differ materially is discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended July 31, 2009 and other sections of this report. Risk factors include (i) an economic slowdown (ii) the inability to collect finance receivables and the sufficiency of the allowance for credit losses (iii) the inability to obtain capital or maintain liquidity (iv) rising short-term market interest rates, higher credit spreads, and adverse changes in the yield curve (v) increased competition (vi) the inability to retain key employees and (vii) adverse conditions in the construction and road transportation industries. Forward-looking statements do not guarantee our future performance and apply only as of the date made. We are not required to update or revise them for future or unanticipated events or circumstances.


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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that affected or are reasonably likely to affect our internal control over financial reporting materially.

PART II - OTHER INFORMATION


Item 5.   Other Information

     We issued a press release on December 8, 2009 reporting our results for the quarter ended October 31, 2009. The press release is attached as Exhibit 99.1.
Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference.

     We issued a press release on December 8, 2009 announcing our Board of Directors declared a quarterly dividend of $0.15 per share on our common stock. The press release is attached as Exhibit 99.2. The dividend is payable on January 14, 2010 to stockholders of record at the close of business on December 24, 2009. The dividend is the same as the previous quarter.


Item 6.   Exhibits

Exhibit No.   Description of Exhibit
-----------   ------------------------------------------------------------------
 3.1    (a)   Articles of Incorporation
 3.2    (b)   Certificate of Amendment of Articles of Incorporation dated
              December 9, 1998
 3.3    (c)   Amended and Restated By-laws dated March 5, 2007
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1          Section 1350 Certification of Chief Executive Officer
32.2          Section 1350 Certification of Chief Financial Officer
99.1          Press release dated December 8, 2009
99.2          Press release dated December 8, 2009

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

December 8, 2009
----------------
(Date)